Form 10-Q
period 2016-04-30
Zedge, Inc.
filed 2016-06-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-37782

ZEDGE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3199071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22 Cortlandt Street, New York, New York	10007
(Address of principal executive offices)	(Zip Code)

(330) 577-3424

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes  ☐   No  ☒

As of June 6, 2016, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares issued and outstanding
Class B common stock, $.01 par value:	8,786,671 shares issued and outstanding

IDT CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2016	July 31, 2015
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$3,976	$2,170
Trade accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2016 and July 31, 2015	1,780	1,622
Prepaid expenses	87	103
Other current assets	190	180
Total current assets	6,033	4,075
Property and equipment, net	1,931	1,724
Goodwill	2,478	2,438
Other assets	128	115
Total assets	$10,570	$8,352
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$59	$116
Accrued expenses	1,618	1,319
Deferred revenue	3	4
Due to IDT Corporation	458	369
Total current liabilities	2,138	1,808
Mezzanine equity:
Series B convertible preferred stock	—	100
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at April 30, 2016 and July 31, 2015	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 7,704 and 7,637 shares issued and outstanding at April 30, 2016 and July 31, 2015, respectively	77	76
Additional paid-in capital	17,844	17,726
Accumulated other comprehensive loss	(548)	(655)
Accumulated deficit	(8,946)	(10,708)
Total stockholders’ equity	8,432	6,444
Total liabilities and stockholders’ equity	$10,570	$8,352

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues	$2,573	$2,199	$8,661	$6,624
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	327	289	932	823
Selling, general and administrative	1,850	1,361	5,316	4,298
Depreciation and amortization	153	145	470	501
Income from operations	243	404	1,943	1,002
Interest (expense) income, net	(1)	—	2	4
Net gains (losses) resulting from foreign exchange transactions	130	(44)	(31)	84
Income before income taxes	372	360	1,914	1,090
Provision for income taxes	(46)	(149)	(152)	(231)
Net income	326	211	1,762	859
Other comprehensive income (loss):
Change in foreign currency translation adjustments	266	48	107	(574)
Total other comprehensive income (loss)	266	48	107	(574)
Total comprehensive income	$592	$259	$1,869	$285
Earnings per share attributable to Zedge, Inc. common stockholders:
Basic	$0.04	$0.03	$0.22	$0.11
Diluted	$0.04	$0.02	$0.20	$0.10
Weighted-average number of shares used in calculation of earnings per share:
Basic	8,199	8,161	8,174	8,147
Diluted	9,186	8,934	9,027	8,919

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2016	2015
	(in thousands)
Operating activities
Net income	$1,762	$859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	470	501
Stock-based compensation	10	68
Change in assets and liabilities:
Trade accounts receivable	(158)	(63)
Prepaid expenses and other current assets	6	18
Other assets	(13)	(17)
Trade accounts payable and accrued expenses	305	699
Due to IDT Corporation	89	(177)
Deferred revenue	(1)	7
Net cash provided by operating activities	2,470	1,895
Investing activities
Purchase of property and equipment	(680)	(679)
Net cash used in investing activities	(680)	(679)
Financing activities
Proceeds from exercise of stock options	9	9
Net cash provided by financing activities	9	9
Effect of exchange rate changes on cash and cash equivalents	7	(115)
Net increase in cash and cash equivalents	1,806	1,110
Cash and cash equivalents at beginning of period	2,170	765
Cash and cash equivalents at end of period	$3,976	$1,875

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2016. The balance sheet at July 31, 2015 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2016 refers to the fiscal year ending July 31, 2016).

The Company’s Spin-Off

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent public company through a pro rata distribution of the Company’s common stock held by IDT to IDT’s stockholders (the “Spin-Off”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of the Company’s Class A common stock for every three shares of IDT’s Class A common stock held of record on May 26, 2016 (the “Record Date”), and (ii) one share of the Company’s Class B common stock for every three shares of IDT’s Class B common stock held of record on the Record Date. On June 1, 2016, 0.5 million shares of the Company’s Class A common stock, and 8.8 million shares of the Company’s Class B common stock were issued and outstanding.

The Company entered into various agreements with IDT prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with IDT after the Spin-Off, and a Transition Services Agreement, which provides for certain services to be performed by IDT to facilitate the Company’s transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between the Company and IDT of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the Spin-Off, (2) transitional services to be provided by IDT relating to human resources and employee benefits administration, and (3) finance, accounting, tax, internal audit, investor relations and legal services to be provided by IDT to the Company following the Spin-Off. In addition, the Company entered into a Tax Separation Agreement with IDT, which sets forth the responsibilities of the Company and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

Significant Customers

For the nine months ended April 30, 2016, three customers represented 45%, 20% and 12% of the Company’s revenue. For the nine months ended April 30, 2015, two customers represented 28% and 28% of the Company’s revenue. All were advertising exchanges (technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks) operated by leading companies.

Note 2—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2016
Assets:
Foreign exchange forward contracts	$—	$46	$—	$46
Liabilities:
Foreign exchange forward contracts	$—	$—	$—	$—
July 31, 2015
Assets:
Foreign exchange forward contracts	$—	$38	$—	$38
Liabilities:
Foreign exchange forward contracts	$—	$39	$—	$39

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at April 30, 2016 and July 31, 2015 was the due to IDT Corporation balance. The carrying amount of the due to IDT Corporation balance approximated fair value due to its short-term nature. This fair value estimate was classified as Level 2 of the fair value hierarchy.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar – Norwegian Krone (“NOK”) exchange rate. The Company’s subsidiary, Zedge Europe AS, is based in Norway and much of its operations are located in Norway. The Company does not apply hedge accounting to these contracts, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The Company minimizes the credit or repayment risk by entering into transactions with high-quality counterparties.

The Company’s outstanding contracts at April 30, 2016 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
May 2016	1,000,000	8,238,600
July 2016	1,000,000	8,200,000
October 2016	500,000	4,087,318

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	April 30, 2016	July 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Other current assets	$46	$38

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	April 30, 2016	July 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Accrued expenses	$—	$39

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended April 30,		Nine Months Ended April 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2016	2015	2016	2015
		(in thousands)
Foreign exchange forward contracts	Net gains (losses) resulting from foreign exchange transactions	$156	$—	$(68)	$—

Note 4—Accrued Expenses

Accrued expenses consist of the following:

	April 30, 2016	July 31, 2015
	(in thousands)
Accrued vacation	$540	$356
Accrued payroll taxes	403	172
Accrued payroll and bonuses	84	90
Accrued direct cost of revenues	112	128
Accrued advertising	230	344
Accrued foreign taxes	44	80
Other	205	149
Total accrued expenses	$1,618	$1,319

Note 5—Equity

Changes in the components of stockholders’ equity were as follows:

Nine Months Ended April 30, 2016
(in thousands)
Balance, July 31, 2015	$6,444
Reclassification of mezzanine equity	100
Exercise of stock options	9
Stock-based compensation	10
Comprehensive income:
Net income	1,762
Foreign currency translation adjustments	107
Total comprehensive income	1,869
Balance, April 30, 2016	$8,432

Reclassification of Mezzanine Equity

In 2012, shares of the Company’s Series B convertible preferred stock were issued by the Company’s Board of Directors in excess of the number of shares duly authorized by the Company’s Certificate of Incorporation. These shares of Series B convertible preferred stock were classified as mezzanine equity at the original purchase price in the consolidated balance sheet because they did not meet the definition of permanent equity as a result of the legal imperfections. In February 2016, the Company prepared and filed a certificate of validation with the State of Delaware for an amendment to the Restated Certificate of Incorporation requesting an increase in the number of authorized shares of Series B convertible preferred stock. On February 24, 2016, the State of Delaware certified this validation, which was retroactive to the date of the defective act.

Recapitalization Prior to the Spin-Off

As part of the Spin-Off, the Company’s capital stock was recapitalized so that, instead of having a single class of common stock and two series of preferred stock authorized and outstanding, all such shares were converted into shares of the Company’s Class A common stock and Class B common stock, all options to purchase the Company’s common stock became options to purchase a proportional number of shares of the Company’s Class B common stock, and the Company has preferred stock authorized, but no shares of preferred stock are outstanding. The Company’s financial statements were retroactively adjusted to reflect the recapitalization.

Equity Purchase Prior to the Spin-Off

In connection with the Spin-Off, in May 2016, certain of the Company’s equity holders purchased Class B common stock representing approximately 10.0% of the Company’s capital stock for $3 million.

2016 Stock Option and Incentive Plan

The Company adopted its 2016 Stock Option and Incentive Plan (“2016 Incentive Plan”), which became effective upon the consummation of the Spin-Off. The 2016 Incentive Plan is intended to provide incentives to executive officers, employees, directors and consultants of the Company. Incentives available under the 2016 Incentive Plan include restricted stock, stock options and stock appreciation rights. The 2016 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. There are 70,500 shares of the Company’s Class B common stock available for awards under the 2016 Incentive Plan.

Stock Options, Restricted Stock and Deferred Stock Units

At April 30, 2016, there were options to purchase 1.5 million shares of the Company’s Class B common stock outstanding with a weighted-average exercise price of $0.88.

In connection with the Spin-Off, in June 2016, the Compensation Committee of the Company’s Board of Directors approved an extension of the expiration dates of all outstanding stock options held by current employees and consultants of the Company. The expiration date of every stock option was extended to June 1, 2026. This extension applied to options to purchase an aggregate of 1.2 million shares of the Company’s Class B common stock. Stock-based compensation expense, if any, for the modification of the options based on the estimated fair value on June 2, 2016 will be recorded in June 2016.

As part of the Spin-Off, holders of restricted Class B common stock and Deferred Stock Units (“DSUs”) of IDT received, in respect of those restricted shares and DSUs, one restricted share of the Company’s Class B common stock for every three restricted shares of IDT and one DSU of the Company for every three DSUs of IDT that they owned as of the record date for the Spin-Off. As such, 112,658 shares of restricted stock and 7,761 DSUs were issued pursuant to the terms of the 2016 Incentive Plan. Such restricted shares of the Company’s Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of the Company’s Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares.

Note 6—Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Basic weighted-average number of shares	8,199	8,161	8,174	8,147
Effect of dilutive securities:
Stock options	987	773	853	772
Diluted weighted-average number of shares	9,186	8,934	9,027	8,919

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Shares excluded from the calculation of diluted earnings per share	—	707	472	707

Note 7—Related Party Transactions

At April 30, 2016, the due to IDT Corporation balance relates to charges for certain transactions and allocations of routine expenses based on company specific items covered under a Master Services Agreement. Prior to the Spin-Off, IDT charged the Company for certain transactions and allocated routine expenses based on company specific items covered under a Master Services Agreement. This agreement provided for, among other things: (1) the allocation between the Company and IDT of employee benefits, taxes and other liabilities and obligations; (2) services to be provided by IDT relating to human resources and employee benefits administration; (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters; and (4) finance, accounting, tax, facilities and legal services to be provided by IDT to the Company. In the three and nine months ended April 30, 2016 and 2015, charges for payroll, benefits, insurance, facilities and other expenses were included in “Selling, general and administrative expense” in the consolidated statements of comprehensive income and “Purchase of property and equipment” in the consolidated statements of cash flows (relating to capitalized software and technology development costs).

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Payments by IDT on behalf of the Company	$454	$411	$1,319	$819
Cash repayments, net of advances	$(360)	$(393)	$(1,230)	$(996)

On May 31, 2016, the Company repaid the amount due to IDT of $0.6 million ($0.5 million as of April 30, 2016).

Note 8—Business Segment and Geographic Information

The Company provides a content distribution platform, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. The Company’s platform enables consumers to personalize their mobile devices with free, high quality ringtones, wallpapers, home screen app icons and notification sounds. The Company conducts business as one operating segment. There were no revenues from customers located outside of the United States in all periods presented.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
April 30, 2016	$1,829	$230	$2,059
July 31, 2015	1,727	112	1,839
Total assets:
April 30, 2016	$6,609	$3,961	$10,570
July 31, 2015	5,305	3,047	8,352

Note 9—Legal Proceedings

On August 9, 2012, Blue Spike LLC filed a patent lawsuit against the Company in the United States District Court for the Eastern District of Texas. Blue Spike alleged that the Company was infringing four patents related to automatic content recognition technologies, provided to the Company by a supplier. On December 3, 2012, the Company filed an answer denying the allegations in the complaint and asserting defenses and counterclaims. On July 15, 2013, the Company filed an amended answer asserting additional defenses and counterclaims. Plaintiff served its infringement contentions on February 26, 2014. The case was bifurcated, with the plaintiff’s case proceeding solely against the supplier, and proceedings in the case against the Company, a customer, being stayed entirely until after the litigation against the supplier concluded. In the case against the supplier, the supplier filed a motion for summary judgment of non-infringement, which was heard on August 25, 2015. On September 8, 2015, the United States District Court for the Northern District of California, in a co-pending case, found asserted claims of the patents in suit to be invalid for lack of patentable subject matter. On September 11, 2015, the magistrate judge who heard the motion issued a report and recommended granting the motion for summary judgment of non-infringement as to the supplier’s technology, which is the same technology underlying the claim against the Company. The Court then continued all activity and case deadlines, to allow the supplier and the plaintiff to negotiate a resolution of the dispute between them. That process is ongoing. The Court recently lifted the stay of the case and scheduled trial on all remaining issues in the case between Blue Spike and the supplier. On May 31, 2016, the District Court entered summary judgment of non-infringement as to the supplier’s technology. The only remaining issues are supplier’s counterclaims against Blue Spike, which is set for trial in July.

In March 2014, Saregama India, Limited filed a lawsuit against the Company before the Barasat District Court, seeking approximately US$1,595,700 as damages and an injunction for copyright infringement. The main ground for the lawsuit was that the Company allegedly avails the plaintiff’s sound recordings through the Company’s platform with full knowledge that the sound recordings have been uploaded and are being communicated to the public without obtaining any license from the plaintiff. The Company believes that any possible liability on the matter is remote.

The Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 10—Recently Issued Accounting Standards Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company will adopt the new standard on August 1, 2017. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

In February 2016, the FASB issued an ASU related to the accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt the new standard on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes, as well as align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”). The amendments in the ASU require that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet instead of separated into current and noncurrent amounts. The ASU is effective for the Company’s financial statements beginning August 1, 2017. Earlier application is permitted. The change may be applied either prospectively or retrospectively. The Company is evaluating when to apply the ASU for its consolidated balance sheet.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company will adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Registration Statement on Form 10 as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under “Risk Factors” in our Registration Statement on Form 10. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

Overview

We provide one of the most popular content distribution platforms, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. Today our platform enables consumers to personalize their mobile devices with free, high quality ringtones, wallpapers, home screen app icons and notification sounds. Our smartphone app, available in the Google Play, iTunes and Microsoft Market app stores, has been installed over 200 million times, has more than 31 million monthly active users and has averaged among the top 30 free applications in the Google Play store in the U.S. for the past six years and is ranked in the top 10 most popular free apps in the iTunes Entertainment category. We have grown our user base without material investment in marketing, user acquisition or advertising.

We generate over 90% of our revenues from selling our advertising inventory to advertising networks/exchanges, real time bidding platforms, direct advertisers and game publishers. Advertisers are attracted to us because of our sizable and growing user base; user demographics; non-incentivized acquisition platform specifically for mobile game publishers; and our focus on mobile phone personalization.

A key element in maintaining our position is our ability to meet user’s expectations which necessitates retaining employees with solid educational and professional credentials who are passionate about us and our mission to serve as a medium for self-expression.

We must offer advertisers exposure to an active and engaged user base with attractive demographic characteristics.

Our ability to continue to present advertisers with a compelling platform depends on continued growth of our user base, increased app usage and improved retention, which will require ongoing investment in product and technology and increased marketing efforts. Our growth plan also depends on improved monetization techniques and selective strategic investments and acquisitions.

We believe that our business model is scalable and allows for significant portions of revenue growth to flow to our bottom line.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements for fiscal 2015 included in our Registration Statement on Form 10. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to capitalized software and technology development costs, revenue recognition and goodwill. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form 10.

Recently Issued Accounting Standards Not Yet Adopted

In March 2016, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We will adopt the new standard on August 1, 2017. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In February 2016, the FASB issued an ASU related to the accounting for leases. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt the new standard on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes, as well as align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards, or IFRS. The amendments in the ASU require that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet instead of separated into current and noncurrent amounts. The ASU is effective for our financial statements beginning August 1, 2017. Earlier application is permitted. The change may be applied either prospectively or retrospectively. We are evaluating when to apply the ASU for our consolidated balance sheet.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We will adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements.

Results of Operations

Three and Nine Months Ended April 30, 2016 Compared to Three and Nine Months Ended April 30, 2015

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands)
Revenues	$2,573	$2,199	$374	17.0%	$8,661	$6,624	$2,037	30.8%
Direct cost of revenues	327	289	38	13.1	932	823	109	13.2
Selling, general and administrative	1,850	1,361	489	35.9	5,316	4,298	1,018	23.7
Depreciation and amortization	153	145	8	5.5	470	501	(31)	(6.2)
Income from operations	243	404	(161)	(39.9)	1,943	1,002	941	93.9
Interest (expense) income, net	(1)	—	(1)	nm	2	4	(2)	(50.0)
Net gains (losses) resulting from foreign exchange transactions	130	(44)	174	395.5	(31)	84	(115)	(136.9)
Provision for income taxes	(46)	(149)	103	69.1	(152)	(231)	79	34.2
Net income	$326	$211	$115	54.5%	$1,762	$859	$903	105.1%

nm—not meaningful

Revenues. Revenues increased in the three and nine months ended April 30, 2016 compared to the same periods in fiscal 2015 due mainly to growth of both Android and iOS users. Monthly Active Users, or MAU, increased by 18% to 31.6 million at April 30, 2016 from 26.7 million at April 30, 2015. MAU is a performance indicator that captures the number of unique users that opened our app in the previous 30 day period. Our active install count, which is users that keep our app installed on their phone, increased to more than 90 million at April 30, 2016 from 70 million a year ago. Active installs are important because we can market new products and enhancements to them even if they aren't currently using our app. Other contributors to the revenue growth included: initiatives to increase app usage via push notifications; translating the app into six new languages consisting of Chinese, French, German, Japanese, Korean and Portuguese; and opening our iOS inventory to additional buyers, increasing the demand for our advertising inventory and resulting in higher pricing accordingly. The increase in revenues in the three months ended April 30, 2016 compared to the same period in fiscal 2015 was partially offset by a 1.6% decrease in our average revenue per monthly active user, or ARPMAU, to $0.0247 in the three months ended April 30, 2016 from $0.0251 ARPMAU in the three months ended April 30, 2015. ARPMAU was unchanged at $0.0277 in the nine months ended April 30, 2016 and 2015. ARPMAU declined in the three months ended April 30, 2016 compared to the three months ended April 30, 2015, primarily due to Zedge being temporarily removed from the iTunes Store which lowered the revenue per user that we are able to generate as well as a decline in game installs where we are paid on a “cost per install” basis. The Zedge app was relaunched in iTunes with wallpapers only in late March. ARPMAU remained flat during the nine months ended April 30, 2016 compared to the nine months ended April 30, 2015 as the declines related to the iTunes Store action were offset by the benefit of opening our iOS inventory to additional buyers in the first nine months of fiscal 2016 which increased revenue and ARPMAU.

Direct cost of revenues. Direct cost of revenues consists primarily of costs associated with the running of our content distribution platform including hosting, marketing automation and content filtering services. The increase in direct cost of revenues in the three and nine months ended April 30, 2016 compared to the same periods in fiscal 2015 resulted from our growth in users and was attributable to the fees that we pay to third parties that provide us with internet hosting and marketing automation services. Although we experienced robust user growth, our direct cost of revenues grew at a slower pace as a result of implementing core technology and network changes resulting in more favorable pricing. Conversely the costs associated with push notification marketing increased as a result of both the complete rollout and the expanding customer base.

Selling, general and administrative expense.  Selling, general and administrative expense consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting and professional fees. The increase in selling, general and administrative expense in the three and nine months ended April 30, 2016 compared to the same periods in fiscal 2015 was primarily due to an increase in headcount from 46 employees at April 30, 2015 to 55 employees at April 30, 2016. During that twelve month period, we hired engineers, designers and marketing personnel who focused on enhancing our content delivery platform, building and testing new product initiatives and increasing user engagement. We also incurred higher recruitment costs in Norway to locate and retain employees, higher facilities costs to seat our newly hired employees, and higher consulting and professional fees as a result of preparing for the Spin-Off. In addition, subsequent to April 30, 2015, we also started creating and purchasing content, which added to selling, general and administrative expense, which was not present in the year earlier period.

While many of the costs of being a public company were already borne by us either directly or by allocation of corporate overhead from IDT, we need to have the proper infrastructure in place to perform the necessary, legal, treasury, accounting, internal audit and reporting functions. We anticipate our total costs will increase by $750,000 to $900,000 per year as a result of the Spin-Off. Several of the costs included in this estimated range are preliminary, subject to negotiation, and may vary from the estimates when finalized.

Depreciation and amortization. Depreciation and amortization consists mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

Net gains (losses) resulting from foreign exchange transactions. Net gains (losses) resulting from foreign exchange transactions are comprised of gains or losses incurred from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar. In addition, in the three and nine months ended April 30, 2016, we had gains of $0.2 million and losses of $0.1 million, respectively, from hedging activities.

Provision for income taxes.  The decrease in the provision for income taxes in the three and nine months ended April 30, 2016 compared to the same periods in fiscal 2015 was due to the jurisdiction in which income was reported in the three and nine months ended April 30, 2016 compared to the same periods in fiscal 2015 and our ability to use net operating losses in those jurisdictions.

Liquidity and Capital Resources

General

Historically, we satisfied our cash requirements primarily through intercompany funding from IDT, as well as more recently from cash flows from operations. Prior to the Spin-Off, we repaid the amount due to IDT of $0.6 million ($0.5 million as of April 30, 2016).

At April 30, 2016, we had cash and cash equivalents of $4.0 million and working capital (current assets less current liabilities) of $3.9 million. We currently expect that our cash and cash equivalents on hand, and our cash from operations will be sufficient to meet our anticipated cash requirements during the twelve months ended April 30, 2017.

	Nine months ended April 30,
	2016	2015
	(in thousands)
Cash flows provided by (used in):
Operating activities	$2,470	$1,895
Investing activities	(680)	(679)
Financing activities	9	9
Effect of exchange rate changes on cash and cash equivalents	7	(115)
Increase in cash and cash equivalents	$1,806	$1,110

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the nine months ended April 30, 2016 and 2015 was primarily due to the continued growth in our revenues. We anticipate that our total operating costs will increase by $750,000 to $900,000 per year as a result of being a public reporting company. Several of the costs included in this estimated range are preliminary, subject to negotiation, and may vary from the estimates when finalized.

Investing Activities

Cash used in investing activities in the nine months ended April 30, 2016 and 2015 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

We received $9,000 from the exercise of stock options in the nine months ended April 30, 2016 and 2015.

In connection with the Spin-Off, in May 2016, certain of our equity holders purchased Class B common stock representing approximately 10.0% of our capital stock for $3 million.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased to $1.8 million at April 30, 2016 from $1.6 million at July 31, 2015 primarily due to the continued growth in our revenues. Our cash collections during the nine months ended April 30, 2016 and 2015 were $9.9 million and $7.2 million, respectively.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from digital advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers (e.g. Google, Twitter, Millennial Media and Facebook) and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

For the nine months ended April 30, 2016, three customers represented 45%, 20% and 12% of our revenue. For the nine months ended April 30, 2015, two customers represented 28% and 28% of our revenue. At April 30, 2016, one customer represented 57% of our accounts receivable balance. At July 31, 2015, three customers represented 55%, 13% and 12% of our accounts receivable balance. All were advertising exchanges (technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks) operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At April 30, 2016, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

In connection with our Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to Separation and Distribution Agreement, among other things, we indemnify IDT and IDT indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, IDT indemnifies us from all liability for taxes of ours and any of our subsidiaries or relating to our business with respect to taxable periods ending on or before the Spin-Off, and we indemnify IDT from all liability for taxes of ours and any of our subsidiaries or relating to our business accruing after the Spin-Off.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, as a result of the material weaknesses described in Item No. 1A Risk Factors to our Registration Statement on Form 10 filed on June 1, 2016, that has not been remediated as of April 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of April 30, 2016.

As described in Item No. 1A Risk Factors to our Registration Statement, prior to the Spin-off, we were a majority-owned subsidiary of IDT relying on IDT for finance, accounting, internal audit and certain legal and human resource department needs. Our independent registered public accounting firm has not conducted an audit of our internal controls over financial reporting. However, in connection with the audit of our consolidated financial statements as of and for the fiscal year ended July 31, 2015, we and our independent registered public accounting firm identified three material weaknesses relating to Financial Reporting, Account Reconciliations and Segregation of Duties, which resulted in material audit adjustments.

Financial Reporting

As a subsidiary of IDT our results were immaterial to IDT’s books and records. As such we did not maintain a sufficient complement of personnel (either directly or through services provided by IDT) with an appropriate level of accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our financial reporting requirements and business environment.

Account Reconciliations

Account reconciliations have historically not been performed for all significant accounts or performed on a timely basis. This did not impact IDT’s books and records but was material to us on a stand-alone basis. We need to establish internal controls to identify and detect material misstatements using a stand-alone materiality level.

Segregation of Duties

With the size of our company, segregation of duties issues would inherently exist. Going forward we need to ensure that the appropriate activity level controls exist to mitigate this issue including ensuring a preparer and reviewer exists for all journal entries recorded in the general ledger.

In order to remediate the material weaknesses, we will need to either hire our own personnel, outsource to third party providers, or alternatively rely on IDT, under a services arrangement with greater service levels than were provided by IDT historically, to provide us with an adequate allotment of resources with technical accounting expertise, to design adequate review and monitoring procedures in our accounting and finance organization, and identify and implement improved processes and controls. Further we will need to design and implement a system of internal controls over financial reporting required to comply with our future obligations and to strengthen our overall control environment. This initiative will be time consuming, costly, and might place significant demands on our financial and operational resources, as well as our IT systems. We have started to remediate the material weaknesses by assigning IDT personnel to assist with the preparation and review of our financial reporting and account reconciliations. We believe that this assignment of IDT personnel should also remediate the segregation of duties issues. However, we are in the process of identifying any other segregation of duties issues that may exist in an effort to remediate them. We will continue to evaluate and monitor our efforts to remediate the material weakness and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in our Registration Statement on Form 10.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2016, we issued 1,100 shares to an employee in connection with the exercise of an option to purchase 1,100 shares of our common stock with an exercise price of $7.80 for a total purchase price of $8,580.

These sales were exempt from registration under the Securities Act pursuant to Securities Act Rule 701.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEDGE, INC.

June 14, 2016	By:	/s/ TOM ARNOY
Tom Arnoy
Chief Executive Officer

June 14, 2016	By:	/s/ JONATHAN REICH
Jonathan Reich
Chief Financial Officer

