Form 10-K
period 2016-07-31
Zedge, Inc.
filed 2016-10-26
CIK 1667313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended July 31, 2016

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from_______ to _______

Commission File Number: 1-37782

Zedge, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3199071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

22 Cortlandt Street, 14th Floor, New York, NY	10007
(Address of Principal Executive Offices)	(Zip Code)

(330) 577-3424

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class B Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of October 11, 2016, the registrant had outstanding 524,775 shares of Class A common stock and 8,863,178 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 18, 2017, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

PART I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, collectively. Our fiscal year runs from August 1 through July 31. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2016 refers to the fiscal year ended July 31, 2016).

Item 1.  Business

Company Overview

We provide one of the most popular content distribution platforms, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. Users primarily access our content via our smartphone app, called Zedge, which offers an easy and modular way to customize smart phones. Depending on the phone’s mobile operating system, our Zedge app users are able to select personalization content from all or some of the following categories: ringtones, alarms, notification sounds, wallpapers, home screen widgets and app icons. In each category, we offer a wide array of high-quality, free content and content recommendations.

Our smartphone app, available in the Google Play and iTunes app stores, has been installed over 216 million times, has more than 31 million monthly active users, or MAUs, and has averaged among the top 25 free applications in the Google Play store in the U.S. for the past six years and is ranked in the top 15 most popular free apps in the iTunes Entertainment category. MAU is a performance indicator that captures the number of unique users that opened our app in the previous 30-day period. Zedge has grown its user base without material investment in marketing, user acquisition or advertising.

According to a 2014 study conducted by Business Intelligence, mobile users want highly personalized smartphone experiences. Furthermore, in January 2016, Flurry Analytics revealed that personalization apps saw their sessions increase more than 332% in 2015. Although much of this growth was attributable to Emoji keyboards, the appeal for personalization is evident from their research. We believe that our Zedge app’s popularity stems from its ability to fulfill the demand for smartphone personalization by offering a large and diverse content catalogue, providing an intuitive and user-friendly experience and rendering the content in a customized and personally relevant manner. To this end, we invest heavily in both product design and development and the underlying technology required to satisfy our user’s expectations. As a result of Zedge’s large, active user base, we offer advertisers, marketers, consumer brands and content providers, including, musicians, artists and brands a powerful way to engage with their prospects and customers.

Our Zedge app does all of this without handing over core elements of the native operating system to a third party or overwhelming the user with a myriad of complex options. Once installed, the app does not require the user to utilize or install additional apps. As a result, the app provides an intuitive experience that allows the user to maintain the control that we believe they desire.

As of July 31, 2016, Zedge had in excess of 31 million MAUs. Close to 40% of our Zedge app’s user base is located in North America with around 30% in Europe. Approximately 65% of our Zedge app’s users are male.

We generate over 90% of our revenues from selling advertising inventory to advertising networks/exchanges, real time bidding platforms, and game publishers. Advertisers are attracted to Zedge because of our sizable and growing user base; user demographics; non-incentivized acquisition platform specifically for mobile game publishers; and our focus on mobile phone personalization. The remainder of our revenue is primarily generated from managing and optimizing advertising inventory for a third-party app publisher, as well as revenue billing, collection and reporting with respect to the advertising.

During fiscal 2016, we generated revenues of $11.1 million and income from operations of $1.2 million, compared to revenues of $9.1 million and income from operations of $1.6 million in fiscal year 2015. Of the $11.1 million and $9.1 million in revenues, 94% in each fiscal year was related to or generated from advertising.

During fiscal 2016, MoPub represented 45% of our revenue, Google represented 20% of our revenue and Facebook represented 13% of our revenue. During fiscal 2015, MoPub represented 37% of our revenue and Google represented 25% of our revenue.

Recent Developments

In September 2016, we entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The principal outstanding bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and the facility matures in September 2018. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility, including we may not pay any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses.

Our Competitive Advantage

We believe that the following competitive strengths drive the growth of our business:

●	Leading global provider of mobile personalization content. We offer a leading mobile device personalization app, globally, enabling users to easily personalize their mobile phones with a wide variety of free, high-quality ringtones, wallpapers, app icons, home screen widgets and notification sounds. Our app has averaged in the top 25 free applications in the Google Play store in the United States for six years. In December 2015, Google Play selected Zedge as one of the “Best Apps of 2015” in United States, Canada, Brazil, United Kingdom, Australia, Middle East and North Africa. Furthermore, our iPhone app climbed to 5th place in Top Free iPhone Entertainment Apps within two weeks of re-launching on iTunes in March 2016. As such, we believe that Zedge is well positioned for continued growth and leadership in the personalization space.

●	High-quality product. We believe that our Zedge app provides our customers with a high-quality product and superior user experience. We believe that our success has resulted from prioritizing the customer’s needs and that this focus is critical for our long-term growth and expansion. To this end, we invest significant resources in product development, design and usability. We beta test product enhancements extensively and closely monitor customer feedback to ensure that we meet user needs. We strive to remain relevant not only by offering a wide array of excellent content but also by providing the content in a personally germane way. Our high user ranking validates our product-oriented focus. We enjoy an overall user rating of 4.6 stars out of a total of 5 stars in the Google Play store with more than 3.2 million five star ratings out of a total of approximately 4.4 million ratings.

●	Large, global customer base. We benefit from having a large customer base of more than 31 million MAUs. As of July 31, 2016, approximately 40% of our users were in North America and 30% in Europe, regions that we believe provide for preferred monetization opportunities because we believe that these demographics are more attractive to advertisers. We are one of around 100 Android apps, globally, that has surpassed 100 million installs. To serve our global user base, our Android app is available in 11 languages. Our global footprint helps us to secure a highly diverse portfolio of content addressing various customer tastes and preferences. In addition, our customer base attracts advertisers and game publishers seeking affluent markets where customers have adequate disposable income to purchase their products and services.

●	Employees. We have attracted and retained employees with solid educational and professional credentials who are passionate about Zedge and its mission to serve as a medium for self-expression. Our culture is one of respect where we empower our employees to be creative, allowing them to make good decisions to try to accomplish great things.

●	Management team. We have an experienced and stable management team with a strong track record of execution and a deep knowledge of the mobile app landscape. Our core management team possesses a solid understanding of the mobile app universe, product design and development, operations and monetization. Collectively, our management team has proven its ability in building and scaling our business, globally, in a fiscally viable fashion.

●	Technology and infrastructure. We pride ourselves on building scalable technology that reliably serves tens of millions of MAUs. We use a combination of off-the-shelf and proprietary technologies and infrastructure solutions that scale efficiently to meet the needs of our expanding customer base.

Our Strategy

We strive to become the world’s leading platform for helping people express their identity through digital content. To achieve this, we are concentrating our efforts on the following goals:

●	Continue growing our user base, globally. We expect to continue devoting material resources in growing our user base by:

●	studying user needs and enhancing our flagship Zedge app to meet those needs;

●	selectively and opportunistically implementing user acquisition campaigns;

●	expanding into new markets by localizing and collaborating with regionally relevant strategic partners; and

●	developing and offering new and exciting products and services that extend beyond our current flagship app.

●	Increase usage and retention. We plan on investing in projects and enhancements that will increase customer usage and user retention. We may forge relationships with content holders or strategic partners interested in gaining access to our customer base in exchange for timely and premium content that is of value to our users or that we develop new and enhanced products and mechanisms for engaging with our customer base.

●	Ongoing product and technology investment. We plan to make continued investment in the core product feature sets and functionalities that have positioned us as a leader in the personalization space. In addition, we will invest in new technology initiatives that we believe will provide value to our users.

●	Increase our marketing efforts. Historically, we haven’t invested materially in marketing initiatives. Going forward, we envision the need to better promote our brand and amplify our voice. We also envisage entering into commercial relationships with major brands, movie studios, music labels and pop culture influencers to enhance our value proposition. Furthermore, we will also invest in app store optimization, search, marketing automation, social marketing and community management in order to retain and expand our customer base.

●	Improve monetization. We will continue exploring additional monetization methods including in-app purchases, subscription models, e-commerce, new advertising products and brand sponsorships. We believe that our large and expanding customer base is an attractive medium for advertisers, brands and content holders and this will generate new monetization opportunities over time.

●	Selectively pursue strategic investments and acquisitions. On a selective basis we will look to invest in or purchase entities that can provide synergistic growth opportunities. Our acquisition of Sincerial AS, in 2010, served as the cornerstone of our focus on data driven content recommendations, one of our strategic advantages. We plan to leverage our understanding of the industry and pursue opportunities that we believe can have a material positive impact on our business.

Our History

In 2003, Tom Arnoy, Kenneth Sundnes and Paul Shaw launched a consumer website that people could use to upload and download ringtones. Traffic to the website grew, primarily by word of mouth, drawing customers from the emerging markets. In December 2006, IDT acquired 90% of Zedge Limited, a UK-based company. Zedge Holdings, Inc. was incorporated in Delaware in 2008.  On September 18, 2008, Zedge Limited, Tom Arnoy, Kenneth Sundnes and IDT entered into a Conversion Agreement, converting the equity in Zedge Ltd. to Zedge Holdings, Inc. and on September 23, 2008, IDT purchased 94,750 shares of Zedge Holdings’ Series B Preferred Stock for $1,000,000.

In 2010, IDT and Shaman II, L.P. invested an additional $1.7 million in Zedge Holdings, Inc. Over a two-year period in 2011 and 2012, IDT and Shaman II, L.P. invested an additional $2.35 million in Zedge Holdings, Inc. In January 2016, Zedge Holdings, Inc.’s name was changed to Zedge, Inc.

In late 2009, we introduced our Android app. The app provided ease-of-use by negating the need for the customer to first download a ringtone or wallpaper to their computer and then upload that content to their mobile phone.

In late 2011, Tom Arnoy was promoted to our Chief Executive Officer and Jonathan Reich was retained as our Chief Operating Officer. We improved our underlying technology. We launched our iOS app in 2013, followed by launch of our Windows Mobile app in 2014.

During 2014 and 2015, our Zedge app introduced app icons, social sharing features and marketing automation capabilities. In addition, we began localizing our app by not only expanding the number of languages it supported but also by launching localized versions of its Google Play listings. As of July 31, 2016, Zedge is available in the following 11 languages: Chinese, English, French, German, Japanese, Korean, Norwegian, Portuguese, Spanish, Russian and Indonesian.

Our Technology

Zedge has developed a scalable distributed platform that is comprised of both open source and proprietary technologies centered on content management and discovery, web and app development, data mining and analytics, deep learning, mobile content/device compatibility, advertising and reporting. From an end user’s perspective, the platform minimizes response latency while maximizing content relevancy and discoverability. We optimize by utilizing systems, algorithms and heuristics that organize the content based upon real user data and that render the content in a relevant fashion. Zedge’s architecture provides a fully redundant production environment that can tolerate multiple server failures with minimal end-user disruption. It utilizes a variety of bare-metal and cloud-hosted servers; a mix that we find gives the right balance between performance, scalability, flexibility, cost and ease of use.

Competition

Zedge faces competition across many different fronts including:

●	Mobile personalization products. Generally, we compete with other mobile app developers. More specifically, ringtones, wallpapers and app icons are a commodity, and many smaller app developers and websites offer both free and paid ringtones, wallpapers and app icons. In addition, Android app launchers offer users a limited set of similar personalization options when compared to Zedge. We believe that Zedge has a competitive advantage in this space due to its large user base, its modular approach that allows the customer to selectively choose what they would like to personalize without handing over the core elements of the native operating system to a third party and overwhelming the user with a myriad of complex options, its large content catalogue, its proprietary recommendation engine, its market ranking and its longevity. We are unaware of any service that hosts a content library as extensive as Zedge’s library, or that curates the content in such a relevant and easy-to-use fashion.

●	Advertisers. We face significant competition for advertising spend from both digital media providers and traditional media outlets, including television, radio and print.

Intellectual Property

Our trademarks, copyrights, domain names, proprietary technology, knowhow and other intellectual property are vital to our success. We seek to protect our intellectual property rights by relying on federal, state and common law rights in the United States and other countries, as well as contractual restrictions. We enter into confidentiality and nondisclosure agreements with our employees and business partners. The agreements we enter into with our employees also provide that all software, inventions, developments, works of authorship and trade secrets created by them during the course of their employment are our property.

We have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom and Canada and for “Tonesync” in the United States and European Union. We also have applied for trademark protection for “We make phones personal”, “Tattoo your phone” and “Zedge Snakk” in the United States and “Zedge” in India as well as for copyright protection for our flagship app, Zedge. In addition, we have registered, amongst others, the following domain names: zedge.net and zedge.com.

Employees

As of July 31, 2016, we had 54 full time employees.

Facilities

Our principal executive office is located in a leased premise comprising approximately 500 square feet of space in New York City. This location currently houses commercial operations including sales, marketing, business development and ad operations. Our Trondheim, Norway facility with approximately 11,000 square feet of space accommodates our product, design and technology teams and is under lease through 2018. We entered into a lease in October 2014 for approximately 400 square feet of office space in Helsinki, Finland, where we employ a satellite development center. Our servers are hosted in leased data centers in different geographic locations in the U.S. These data centers are owned and maintained by a third-party data center provider.

Item 1A.  Risk Factors

Our business, operating results or financial condition could be materially adversely affected by any of the following risks associated with any one of our businesses, as well as the other risks highlighted elsewhere in this document, particularly the discussions about competition. The trading price of our Class B common stock could decline due to any of these risks. Note that references to “our”, “us”, “we”, etc. used in each risk factor below refers to the business about which such risk factor is provided.

If we fail to attract advertisers or if our advertisers reduce their spending with us, our revenues, profitability and prospects may be materially and adversely affected.

In each of fiscal 2015 and 2016, our revenues from advertising accounted for 94% of our total revenues. We anticipate that our growth and profitability will continue to depend on our ability to sell advertising inventory. Companies that advertise via Zedge may choose to utilize other channels. If the size of the mobile advertising market does not increase from current levels, or if we are unable to capture and retain a sufficient share of that market, our ability to maintain or increase our current level of advertising revenues and our profitability and prospects could be materially and adversely affected.

The mobile advertising market may deteriorate or develop more slowly than expected, which could harm our business.

Mobile connected devices, especially smartphones, are generally a new advertising medium. Advertisers have historically spent a smaller portion of their advertising budgets on mobile media as compared to traditional advertising methods, such as television, newspapers, radio and billboards, or online advertising over the internet, such as placing banner ads on websites. Future demand and market acceptance for mobile advertising is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising. In addition, our current and potential advertiser clients may ultimately find mobile advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result. If the market for mobile advertising deteriorates, or develops more slowly than we expect, we may not be able to increase our revenue.

If mobile connected devices, their operating systems or content distribution channels develop in ways that prevent users from downloading our app or block advertising from being delivered to our users, our ability to grow our business will be impaired.

Our business model depends upon the continued compatibility between our Zedge app and the major mobile operating systems. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers, including but not limited to Verizon, AT&T or T-Mobile, may also impact the ability to download apps or access specified content on mobile devices.

We rely upon third party distribution platforms, including Google Play and iTunes, for distribution of our app. Google Play and iTunes are global application distribution platforms and the main distribution channels for Zedge. As such, the promotion, distribution and operation of our apps are subject to the respective distribution platforms’ standard terms and policies for application developers, which are very broad and subject to frequent changes and interpretation. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers. In late January 2016, iTunes removed our app from their store claiming a policy violation. Although we didn’t agree with their interpretation, we modified the app and published a remediated version in March 2016. During this period prospective iOS users were unable to download our app yet existing users (i.e. users that had already installed the app on their iPhone) were still able to utilize it.

In addition, if any of these providers were to limit or disable advertising on their platforms, devices or operating systems, either because of technological constraints or because a maker of these devices, developer of these operating systems or owner of these distribution platforms wished to impair our ability to serve ads on them, our ability to generate revenue could be significantly harmed. Also, technologies may be developed that can block the display of our ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads in our mobile app. As a result, ad-blocking technology could, in the future, adversely affect our operating results.

We may incur net losses and experience negative cash flow from operating activities in the future and may not be able to obtain additional capital in a timely manner or on acceptable terms, or at all.

In fiscal 2015 and fiscal 2016, we generated net income, compared to a net loss incurred in fiscal 2014. While we were profitable in those periods we may incur net losses in the future as we grow our business. In addition, we experienced positive cash flow from operating activities of $1.8 million, $2.2 million and $0.8 million in fiscal 2016, 2015 and 2014, respectively. Although we generated positive cash flow from operating activities, we may experience negative cash flows again in the future.

Our ability to achieve and maintain profitability and positive cash flow from operating activities depends on various factors, including but not limited to, the acceptance of our products and services by mobile internet users, the growth and maintenance of our user base, our ability to maintain existing and obtain new advertisers, our ability to grow our revenues and the effectiveness of our selling and marketing activities as well as control our costs and expenses. We may not be able to achieve or sustain profitability or positive cash flow from operating activities, and if we achieve positive operating cash flow, it may not be sufficient to satisfy our anticipated capital expenditures and other cash needs. As such, we may not be able to fund our operating expenses and expenditures and may be unable to fulfill our financial obligations as they become due, which may result in voluntary or involuntary dissolution or liquidation proceeding of our company and a total loss of your investment.

We have limited resources and could find it difficult to raise additional capital.

We were formerly a majority-owned subsidiary of IDT Corporation. On June 1, 2016, IDT’s interest in us was spun-off by IDT to IDT’s stockholders and we became an independent public company through a pro rata distribution of our common stock held by IDT to IDT’s stockholders (the Spin-Off). As a result of the Spin-Off, we are independent from IDT. We have no operating history as an independent company, and no current sources of financing other than the $2.5 million credit facility with Western Alliance Bank entered into in September 2016. Any financing formerly provided to us by IDT is no longer available. We may need to raise additional capital for operations and in order for stockholders to realize increased value on our securities. Given the current global economy and other factors, there can be no assurance that we will be able to obtain the necessary funding on commercially reasonable terms in a timely fashion. Failure to receive the funding could have a material adverse effect on our business, prospects, and financial condition.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We have only a limited operating history upon which you can evaluate our business and prospects. Although we have experienced significant revenue growth in recent periods, it is likely that we will not be able to sustain this growth. As part of the nascent mobile advertising industry, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

●	maintain our reputation and build trust with our advertiser and developer clients;

●	offer competitive pricing to both advertisers and developers;

●	maintain and expand our network of advertising space through which we deliver mobile advertising campaigns;

●	deliver advertising results that are superior to those that advertisers or developers could achieve directly or through the use of competing providers or technologies;

●	continue to develop and upgrade the technologies that enable us to provide mobile advertising services;

●	respond to evolving government regulations relating to the internet, telecommunications, privacy, direct marketing and advertising aspects of our business;

●	identify, attract, retain and motivate qualified personnel; and

●	manage our expanding operations.

If we do not successfully address these risks, our revenue could decline and our ability to pursue our growth strategy and attain profitability could be compromised.

Our historical financial information may not be indicative of our future results as an independent company.

Our historical financial information may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the prior periods presented or be indicative of what our results of operations, financial position and cash flows may be in the future now that we are an independent company.

If we fail to maintain and enhance our brand, or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

We believe that maintaining and enhancing our brand is of significant importance to the success of our business. Historically, we have not made material investments in this effort. Yet, we believe that enhancing the recognition and reputation of our brand is important to our future success and ability to compete. A well-recognized brand is important to increasing the number of users and enhancing our attractiveness to advertisers and business partners. Brand recognition and enhancement may directly affect our ability to maintain our market position.

●	Many factors, some of which are beyond our control, are important to maintaining and enhancing our brand and may negatively impact our brand and reputation if not properly managed, such as:

●	our ability to maintain an easy and reliable user experience as user preferences evolve and as we expand into new service categories and new service lines;

●	our ability to increase brand awareness among existing and potential users, advertisers and content providers through various marketing and promotional activities;

●	our ability to adopt new technologies or adapt our products and services to meet user needs or emerging industry standards; and

●	our ability to distinguish Zedge from the competition and maintain this distinction.

In the future we may conduct various marketing and brand promotion activities to expand our brand. Some of these may require material investment. We cannot assure you, however, that these activities will be successful or that we will be able to achieve the brand promotion effect we expect. In addition, any negative publicity in relation to our mobile internet products or services could harm our brand and reputation.

We have sometimes received, and expect to continue to receive, complaints from users regarding the quality of our products and services. If our users’ complaints are not addressed to their satisfaction, our reputation and our market position could be significantly harmed, which may materially and adversely affect our business and prospects.

We may not be able to continually meet user demand and retain or expand our user base.

Although we constantly monitor and research user needs, we may be unable to meet user demand on an ongoing basis or anticipate future user demands. A decrease in the number of users may have a material and adverse effect on our ability to sell advertising and on our business, financial condition and results of operations. In order to attract and retain users and remain competitive, we must continue to innovate our products and services, improve user experience, and implement new technologies and functionalities.

The mobile internet business is characterized by constant changes, including but not limited to rapid technological evolution, continual shifts in user demands, frequent introductions of new products and services and constant emergence of new industry standards and practices. As a result, users may leave us for our competitors’ products and services more quickly than in other sectors. Thus our success will depend, in part, on our ability to respond to these changes on a timely and cost-effective basis, including improving and marketing our existing products and services and developing and pricing new products and services in response to evolving user needs. Our ability to successfully retain or expand our user base will depend on our ability to achieve the following, among others:

●	anticipate and effectively respond to the growing number of mobile internet users in general and the Zedge users in particular;

●	attract, retain and motivate talented application designers, product managers and engineers who have experience developing personalization products or other mobile internet products and services;

●	effectively market our existing and new mobile internet products in response to evolving user needs;

●	develop in a timely fashion and launch new Zedge products and features and other mobile internet products cost-effectively;

●	further improve our platform to provide a compelling and optimal user experience through integration of products and services provided by existing and new third party developers or business partners; and

●	continue to provide quality content to attract and retain users and advertisers.

We cannot assure you that our existing products and services will remain sufficiently popular with our users. We may be unsuccessful in adding compelling new enhancements; products and services to further diversify our product offerings. Unexpected technical, commercial or operational problems could delay or prevent the introduction of one or more of our new products or services. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue the way our existing Zedge service has. If we fail to continue to achieve sufficient user satisfaction through our products or services or our products and services fail to meet our expectation to maintain and expand our user base, our business, results of operations and financial condition will be materially and adversely affected.

Our user base is heavily weighted to the Android operating system and our revenues may suffer if the market demand for Android smartphones decreases.

Our user base is heavily weighted to smartphones running the Android operating system, which constituted approximately 85% of our monthly active mobile app users and most of our revenues as of July 31, 2016. Any significant downturn in the overall demand for Android smartphones or the use of Android smartphones could significantly and adversely affect the demand for our personalization app and would materially affect our revenues. Although the Android smartphone market has grown rapidly in recent years, it is uncertain whether the Android smartphone market will continue growing at a similar rate in the future. In addition, due to the constantly evolving nature of the smartphone industry, another operating system for smartphones may eclipse the Android operating system and result in a decline in its popularity, which would likely adversely affect our app’s popularity. To the extent that the Zedge app continues to be operated on Android smartphones and to the extent that our future revenues substantially depend on the use and sales of Android smartphones, our business would be vulnerable to any downturns in the Android smartphone market.

We may not be able to effectively manage our growth or implement our future business strategies, in which case our business and results of operations may be materially and adversely affected.

Our continued success depends on our ability to grow organically and our strategic cooperation with third-party partners. We have experienced a period of significant rapid growth and expansion that has placed, and continues to place, significant strain on our management and resources. We cannot assure you that this level of significant growth will be sustainable or achieved at all in the future. We believe that our continued growth will depend on our ability to develop and enhance our products and services, attract new users, retain existing users, continue developing innovative technologies in response to user demand, increase brand awareness through marketing and promotional activities, react to changes in market trends, expand into new market segments, attract new advertisers, retain existing advertisers and take advantage of the growth in the relevant markets. We cannot assure you that we will achieve any of the above.

To manage our growth and attain and maintain profitability, we will also need to further expand, train, manage and motivate our workforce and manage our relationships with users, consultants, business partners and advertisers. We anticipate that we will need to implement a variety of enhanced and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. All of these endeavors involve risks and will require substantial management efforts and skills and additional expenditures. In addition, we currently enjoy a global customer base. This geographic diversification may raise the level of difficulty in managing our growth and profitability. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. In addition, we cannot assure you that we will be able to effectively manage our growth or implement our future business strategies effectively, and failure to do so may materially and adversely affect our business and results of operations.

Our products may contain errors, flaws or failures that may only become apparent after their release, especially in terms of updates to our app. From time to time we receive user feedback in connection with errors, flaws or failures and such errors, flaws or failures may also come to our attention during our internal testing process. We generally have been able to resolve such errors, flaws or failures in a timely manner, but we cannot assure you that we will be able to detect and resolve all of them effectively or in a timely manner. Errors, flaws or failures in our services and products may adversely affect user experience and cause our users to stop using our services and products, which could materially and adversely affect our business and results of operations.

We do not have long-term agreements with our advertisers, and we may be unable to retain existing advertisers, attract new advertisers or replace departing advertiser with advertisers that can provide comparable revenue to us.

Our success requires us to maintain and expand our current advertiser relationships and to develop new relationships. Our contracts with our advertising partners generally do not include long-term obligations requiring them to purchase our inventory and are cancelable upon short or no notice and without penalty. Furthermore, the majority of our advertisers buy our inventory via third-party platforms and bidding exchanges that own the relationship with the advertiser. As a result, we may have limited visibility as to our future advertising revenue streams. We cannot assure you that our advertisers will continue to purchase our inventory, or that we will be able to replace, in a timely or effective manner, departing advertisers with new advertisers that generate comparable revenue. If a major advertiser representing a significant portion of our business decides to materially reduce its advertising spend with us or cease purchasing our advertising inventory, our revenue could be significantly reduced.

We face competition in all aspects of our business. If we fail to compete effectively or if our reputation is damaged, our business, financial condition and results of operations may be materially and adversely affected.

Although we are currently a leading platform for smartphone personalization, we cannot guarantee that we will be able to maintain this position in the future. We face potential competition from other mobile internet companies and smartphone manufacturers, and new market entrants may also emerge. If we are not able to differentiate our business from that of our competitors, drive value for our customers, and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively against our competitors. Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely harm our business. Increased competition may result in new products and offerings which may in turn require us to take actions to retain and attract our users and advertisers in such a fashion which would lower gross margins. If we fail to compete effectively, our market share would decrease and our results of operations would be materially and adversely affected.

If we are not able to effectively compete in any aspect of our business or if our reputation is harmed by rumors or allegations regarding our business or business practices, our overall user base may decrease, making us less attractive to advertisers. We may be required to spend additional resources to further increase our brand recognition and promote our products and services, and such additional spending could adversely affect our profitability.

If we fail to keep up with rapid technological changes in the internet and smartphone industries, our results and future growth may be adversely affected.

The internet industry and smartphone industries are characterized by rapid and innovative technological changes. Our future success will depend, in part, on our ability to respond to fast changing technologies, adapt our products and services to evolving industry standards and improve the performance, functionality and reliability of our products and services. Our failure to continue to adapt to such changes could harm our business. If we are slow to develop products and services that are compatible with smartphones, or if the products and services we develop are not widely accepted and used by smartphone users, we may not be able to capture a significant share of this important market. In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes for smartphones could require substantial expenditures to modify or adapt our products, services or infrastructure. If we fail to keep up with rapid and innovative technological changes to remain competitive, our future growth may be adversely affected and our results of operations would be materially and adversely affected.

Our international operations and availability expose us to additional risks that could harm our business, operating results, and financial condition.

In addition to uncertainty about our ability to continue expanding and monetizing internationally, there are additional risks inherent in doing business internationally including:

●	tariffs, trade barriers, customs classifications and changes in trade regulations;

●	difficulties in developing, staffing, and simultaneously managing foreign operations as a result of distance, language, and cultural differences;

●	stringent local labor laws and regulations;

●	strict and unclear laws around data privacy;

●	longer payment cycles;

●	credit risk and higher levels of payment fraud;

●	profit repatriation restrictions and foreign currency exchange restrictions;

●	political or social unrest, economic instability, repression, or human rights issues;

●	geopolitical events, including natural disasters, acts of war and terrorism;

●	import or export regulations;

●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

●	antitrust and competition regulations;

●	potentially adverse tax developments;

●	seasonal volatility in business activity and local economic conditions;

●	economic uncertainties relating to European sovereign and other debt;

●	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;

●	laws, regulations or rulings that block access to Zedge;

●	different, uncertain or more stringent user protection, content, data protection, privacy, intellectual property and other laws; and

●	risks related to other government regulation, required compliance with local laws or lack of legal precedent.

We are subject to numerous and sometimes conflicting U.S. and foreign laws and regulations that increase our cost of doing business. Violations of these complex laws and regulations that apply to our international operations could result in damage awards, fines, criminal actions, sanctions, or penalties against us, our officers or our employees, prohibitions on the conduct of our business and our ability to offer products and services, and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies or that our policies will be sufficient. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could result in harm to our business, operating results, and financial condition.

Companies and governmental agencies may restrict access to our website or mobile apps, or the internet generally, which could lead to the loss or slower growth of our player base.

Our users need to access the internet and in particular our website or mobile application. Companies and governmental agencies, could block access to our website or mobile application or the internet generally. For example, in 2013 the Indian courts issued orders restraining internet service providers from providing access to various internet domains including Zedge’s. Access to Zedge through any mode has been blocked in many parts of India since February 2013 as discussed more fully in the Legal Proceedings section on page 17. If companies or governmental entities block or limit access to Zedge or otherwise adopt policies restricting access to our advertiser’s products and services our business could be negatively impacted resulting in a loss or slow-down of user base growth and/or revenues.

Our core values of focusing on our users first and acting for the long-term may conflict with the short-term interests of our business.

One of our core values is a focus on the user’s experience, which we believe is essential to our success and serves the best, long-term interests of us and our stakeholders. Therefore, we have made, in the past and/or may make in the future, significant investments or changes in strategy that we think will benefit our users, even if our decision negatively impacts our operating results in the short term. In addition, our philosophy of putting our users first may cause disagreements or negatively impact our relationships with advertisers or other third parties. Our decisions may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be harmed.

Legal proceedings or allegations of impropriety could have a material adverse impact on our reputation, results of operations, financial condition and liquidity.

We have been, and may be in the future, subject to allegations or lawsuits by entities claiming that we engage in unethical, fraudulent or otherwise inappropriate business practices. Any such lawsuit or allegation, with or without merit, or any perceived unfair, unethical, fraudulent or inappropriate business practice by us or perceived wrong doing by any key member of our management team could harm our reputation and user base and distract our management from day-to-day operations of our company. We cannot assure that we will not be subject to lawsuits or allegations in the future. When we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we will record a related contingent liability. As additional information becomes available, we will assess the potential liability and revise estimates as appropriate. In fiscal years 2015 and 2016, we did not record any contingent liabilities relating to pending litigation. When we record or revise our estimates of contingent liabilities in the future, the amount of our estimates may be inaccurate due to the inherent uncertainties relating to litigation. In addition, the outcomes of actions we institute against third parties may not be successful or favorable to us. Litigations and allegations against us may also generate negative publicity that significantly harms our reputation, which may materially and adversely affect our user base and our ability to attract publishers and advertisers. In addition to the related cost, managing and defending litigation and related indemnity obligations can significantly divert management’s and the board of directors’ attention from operating our business. We may also need to pay damages or settle the litigation with a substantial amount of cash. All of these could have a material adverse impact on our business, results of operation and cash flows.

A variety of new and existing U.S. and foreign government laws and regulations could subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices.

We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations, changes in existing laws and regulations or the interpretation of them, our introduction of new products, or an extension of our business into new areas, could increase our future compliance costs, make our products and services less attractive to our users, or cause us to change or limit our business practices. We may incur substantial expenses to comply with laws and regulations or defend against a claim that we have not complied with them. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities, penalties, and negative publicity.

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, consumer protection, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us or our subsidiaries of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. U.S. export control laws and regulations also impose requirements and restrictions on exports to certain nations and persons and on our business. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country.  As a replacement for the US-EU Safe Harbor framework which was invalidated by the European Court of Justice in October of 2015, the EU-U.S. Privacy Shield Framework was designed by the U.S. Department of Commerce and European Commission to provide U.S. companies with a mechanism to comply with EU data protection requirements when transferring personal data from the European Union to the United States. On July 12, 2016, the European Commission deemed the Privacy Shield Framework adequate to enable data transfers under EU law. To join the Privacy Shield Framework, Zedge will be required to self-certify to the Department of Commerce and commit to comply with the Framework’s requirements. The U.S. Department of Commerce began accepting applications for companies to join the Privacy Shield Framework. The result of us joining the Privacy Shield Framework will likely be an increase in cost of compliance, and an increase in potential for liability for non-compliance.

In addition, the Digital Millennium Copyright Act (DCMA) has provisions that limit, but do not necessarily eliminate, our liability for hosting user-generated materials that infringe copyrights, so long as we comply with the statutory requirements the DMCA. Also, Section 230 of the Communications Decency Act (CDA) provides immunity from liability for providers of an interactive computer service who publish defamatory information provided by users of the service. While the immunity provisions of the DMCA and the CDA are well established, there are regular cases seeking to limit the application of such immunity. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, most states have passed laws requiring notification, and at times, identity theft protection, to users when there is a security breach for personal data. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

Although we have invested and continue to invest in systems and resources to ensure that we are compliant with the requirements of the DMCA, CDA and other U.S. and international laws relating to materials that infringe on copyrights and contain other objectionable content our systems may not be sufficient or we may unintentionally err and fail to comply with these laws and regulations which could expose us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices.

If we are unable to license, acquire or otherwise obtain access to compelling content and services at reasonable cost or if we do not develop or commission compelling content of our own, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our products and services may decline, all or any of which could harm our operating results.

Our future success depends, in part, on our ability to aggregate and host compelling content and deliver that content to our users. We achieve this when users upload their own user-generated content to our distribution platform or when we create content or enter into business partnerships with content owners and host this content to our distribution platform. We believe that users value high-quality content. As such, we may need to make substantial payments to third parties from whom we license or acquire such content or from whom we have create this content on our behalf. Our ability to maintain and build relationships with such third-party providers may become important to our success. As competition for compelling content increases both domestically and internationally, our business partners may alter business terms under which they avail their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. A change in these commercial terms could harm our operating results and financial condition. Further, much of the content that we acquire may only be available on a non-exclusive basis allowing competitors the ability of offering this content to our disadvantage.

We may be subject to intellectual property infringement claims or other allegations, which could require us to pay substantial statutory penalties or other damages and fines, remove relevant content, enter into license agreements, which may not be available on commercially reasonable terms or could result in our app being barred from any of the third party distribution platforms.

There may be owners of technology patents, copyrights, trademarks, trade secrets and content, who assert claims against us. If a claim of infringement is brought against us we may be required to pay substantial penalties or other damages and fines, remove relevant content, enter into license agreements that may not be available on commercially reasonable terms or at all or be barred from any of the third-party distribution platforms. Even though the allegations or claims could be baseless, defense against any of these allegations or claims would be both costly and time-consuming and could significantly divert the efforts and resources of our management and other personnel.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our trademarks, service marks, patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and patent law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary right. As of July 31, 2016, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com. In addition, we have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom and Canada and for “Tonesync” in the United States, European Union. As discussed in the Business section, we also have applied for trademark protections for other marks in the United States and India as well as for copyright protection for our flagship app, Zedge.

Monitoring unauthorized use of our intellectual property rights is difficult and costly, and we cannot be certain that we can effectively prevent misappropriation of our intellectual property, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

In addition, it is often difficult to create and enforce intellectual property rights in certain international markets. Patents, trademarks and service marks may also be invalidated, circumvented, or challenged. Trade secrets are difficult to protect, and our trade secrets may be leaked or otherwise become known or be independently discovered by others. Confidentiality agreements may be breached, and we may not have adequate remedies for any breach. Even where adequate and relevant laws exist it may not be possible to obtain swift and equitable enforcement of such laws, or to obtain enforcement of a court judgment or an arbitration award delivered in another jurisdiction, and accordingly, we may not be able to effectively protect our intellectual property rights or enforce agreements in such countries

We rely on third parties to provide the technologies necessary to deliver content, advertising, and services to our users, and any change in the licensing terms, costs, availability, or acceptance of these formats and technologies could adversely affect our business.

Our service and hosting providers may experience downtime from time to time, which may negatively affect our brand and user perception of the reliability of our service. Any scheduled or unscheduled interruption could result in an immediate, and possibly substantial, loss of revenues. Although we seek to reduce the possibility of disruptions or other outages, our product may be disrupted by problems relating either to our own technology or third party technology that is used for our product. Our systems may be vulnerable to damage or interruption from telecommunication failures, power loss, computer attacks or viruses, earthquakes, floods, fires, terrorist attacks and similar events. Parts of our system are not fully redundant or backed up, and our disaster recovery planning may not be sufficient for all eventualities. Despite any precaution we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in the availability of our products and services. Any interruption in the ability of our users to use our products and services could reduce our future revenues, harm our future profits, subject us to regulatory scrutiny and lead users to seek alternative internet mobile products.

There can be no assurance that these providers will continue licensing their technologies or intellectual property to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. Any change in the licensing terms, costs, availability, or user acceptance of these technologies could adversely affect our business.

We use open source software in our platform that may subject our technology to general release or require us to re-engineer our solutions, which may cause harm to our business.

We use open source software in connection with our services. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute or make available open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could nevertheless occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue use in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition or operating results.

Our business depends on our ability to collect and use data to deliver relevant content and ads, and any limitation on the collection and use of this data could significantly diminish the value of our services and cause us to lose clients and revenue.

When one uses our products and services, we may collect both personally identifiable and non-personally identifiable data about the user. This may include but is not limited to the user’s name, telephone number, email address, Facebook login credentials, phone model, operating system, location, Identifier for Advertising (IDFA), Android Advertising ID, the collection of apps running on the user’s mobile device as well as information relating to their interaction with advertisements appearing within our app. Often we use some of this data to provide a better experience for the user by delivering both relevant content and advertisements or by limiting the number of times a specific ad is presented to the same mobile device. In addition, we use some of this data for advertising reporting purposes.

Although our Privacy Policy and Terms of Service provide extensive details about how we use customer data our clients may decide not to allow us to collect some or all of this data or may limit our use of this data. Any limitation on our ability to collect data about user behavior and app interactions would likely make it more difficult for us to deliver germane content to our users and effective mobile advertising campaigns that meet the demands of our advertisers.

Although our contracts with advertisers generally permit us to aggregate data from advertising campaigns, these clients might nonetheless request that we discontinue using data obtained from their campaigns that have already been aggregated with other clients' campaign data. It would be difficult, if not impossible, to comply with these requests, and these kinds of requests could also cause us to invest significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze mobile device user data from our clients' advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertiser clients, which could make our services less valuable, and, as a result, we may lose clients and our revenue may decline.

Concerns about collection and use of personal data could damage our reputation and deter current and potential users from using our products and services, which could have material adverse effects on our business and results of operations.

Concerns about our platform with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and results of operations. We apply strict management and protection of user provided data and only use this data as described in our Privacy Policy and Terms of Service. While we strive to comply with our Privacy Policy as well as all applicable data protection laws and regulations, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, and could damage our reputation. User and regulatory attitudes towards privacy are evolving, and future regulatory or user concerns about the extent to which personal information is used or shared with advertisers or others may adversely affect our ability to share certain data with advertisers, which may limit certain methods of targeted advertising. In addition, new regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations or proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation) could result in us having to change our business practices, increase our costs and adversely affect our business. For instance, U.S. courts have begun to define a level of reasonable security that is required when maintaining personal information, and such requirements could both increase our cost of operations and subject us to liability for failure to maintain such levels of security.

Data collection, privacy and security have become the subject of increasing public concern. If internet and mobile customers were to reduce their use of our products, and services as a result of these concerns, our business could be harmed. As noted above, we are also subject to the possibility of security breaches, which themselves may result in a violation of these laws.

Concerns about the security of personal data could also lead to a decline in general usage of our products and services, which could lead to lower user numbers. A significant reduction in user numbers could have a material and adverse effect on our business, financial condition and results of operations.

Activities of our advertiser clients could damage our reputation or give rise to legal claims against us.

Our advertisers may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our clients to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertising partners that their ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad, and although we are normally indemnified by the advertisers, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time consuming to defend and could also hurt our reputation within the mobile advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend significant resources.

Security breaches or computer virus attacks could have a material adverse effect on our business prospects and results of operations.

Any significant breach of security of our computer systems could significantly harm our business, reputation and results of operations and could expose us to lawsuits brought by our users and partners and to sanctions by governmental authorities in the jurisdictions in which we operate. We cannot assure you that our IT systems will be secure from future security breaches or computer virus attacks. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including the personal information of our users, obtaining user’s names and passwords and enabling the hackers to access user’s other online and mobile accounts, if those users use identical user names and passwords. They could also misappropriate other information, including our content. These circumventions may cause interruptions in our operations or damage our brand image and reputation. Our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could cause system interruptions, website slowdown or unavailability, delays in communication or transactions, or loss of data. We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by such breaches. In addition, a significant security breach or virus attack on our system could result in a material adverse impact on our business and results of operations.

We have granted, and may continue to grant, options, restricted shares and other types of awards under our share incentive plans, which may result in increased share-based compensation expenses.

The expenses associated with share-based compensation have affected our net income and may reduce our net income in the future, and any additional securities issued under share-based compensation schemes will dilute the ownership interests of our stockholders. We believe the granting of share-based compensation is of significant importance to our ability to attract and retain key personnel and employees, or consultants, and we will continue to grant share-based compensation in the future. As a result, our expenses associated with share-based compensation may increase, which may have an adverse effect on our results of operations.

Investors may suffer dilution.

We may engage in equity financing to fund our future operations and growth.  If we raise additional funds by issuing equity securities, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our common stock.

We are exposed to fluctuations in foreign currency exchange rates.

We have significant operations in Europe that are denominated in foreign currencies, primarily the Norwegian Kroner, subjecting us to foreign currency risk. The strengthening or weakening of the U.S. Dollar versus these currencies impacts the expenses generated in these foreign currencies when converted into the U.S. Dollar. In fiscal 2016 and 2015, we recorded a loss of $49,000 and a gain of $171,000, respectively, from foreign currency movements relative to the U.S. Dollar Included in these amounts were losses from hedging activities of $142,000 and $58,000 in fiscal 2016 and 2015, respectively. While we regularly enter into transactions to hedge portions of our foreign currency exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud.

We rely on IDT, under a services arrangement with greater service levels than were provided by IDT historically, to provide us with an adequate allotment of its existing resources with technical accounting expertise. We and IDT designed review and monitoring procedures in IDT’s accounting and finance organization and identified and implemented improved processes and controls to satisfy our higher level of requirements. We will continue to evaluate and monitor our services arrangement with IDT and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

Upon the completion of the Spin-Off, we became a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, a newly public company is not required to comply with either the management or the auditor reporting requirements related to internal control over financial reporting until its second annual report, if applicable. As such we will be required to include a report of management on our internal control over financial reporting in our annual report beginning with our annual report for the fiscal year ending July 31, 2017. In addition, should we become an accelerated filer, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation testing and any required remediation.

During the course of documenting and testing our internal control procedures, in order to satisfy the requirements of Section 404, we may identify weaknesses and deficiencies in our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, and we may be required to restate our financial statements from prior periods, any of which would likely cause investors to lose confidence in our reported financial information. This could in turn limit our access to capital markets, harm our results of operations, and lead to a decline in the trading price of our stock.

Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the stock exchange on which we list, regulatory investigations and civil or criminal sanctions.

Future strategic alliances or acquisitions may not be successful and may have a material and adverse effect on our business, reputation and results of operations.

We may enter into strategic alliances, including joint ventures or minority equity investments, with various third parties to further our business purpose from time to time. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

In addition, although we have no immediate acquisition plans, if appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. Future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition to possible stockholders’ approval, we may also have to obtain approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs.

Our business, financial condition and results of operations, as well as our ability to obtain additional financing, may be adversely affected by downturn in the global economy.

The global financial markets have experienced significant disruptions over the past ten years and the recovery from the lows of 2008 and 2009 has been uneven. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies. There have also been concerns over unrest in the Middle East and Africa, which have resulted in volatility in oil and other markets. We may be affected by economic downturns. A prolonged slowdown in the world economy may lead to a reduced amount of mobile internet advertising, which could materially and adversely affect our business, financial condition and results of operations.

Moreover, a slowdown or disruption in the global economy may have a material and adverse impact on financings available to us. The weakness in the economy could erode investor confidence, which constitutes the basis of the credit market. Turmoil affecting the financial markets and banking system may significantly restrict our ability to obtain financing in the capital markets or from financial institutions on commercially reasonable terms, or at all.

The reporting requirements associated with our being a public company will subject us to significant expenses.

As a result of the Spin-Off in June 2016, we became a public reporting company and are required to file with the Securities and Exchange Commission reports required by the Exchange Act of 1934. Specifically, among other requirements, we need to file quarterly reports on Form 10-Q, annual reports on Form 10-K and under some circumstances, current reports on Form 8-K, in accordance with strict timelines. We also are required to file annual proxy materials. In addition, as part of those filings, we are required to provide annual audited financial statements. Also, we need to establish an internal audit function. We anticipate that compliance with such requirements will significantly increase our legal and accounting costs and will demand significant attention from management. The resources and time required to comply with rules applicable to public companies could divert financial and human resources from focusing on our business, and we can provide no assurance that the benefits of our being public outweigh the disadvantages and costs associated with compliance. We currently anticipate our total costs to increase by approximately $750,000 to $900,000 a year as a result of being a public reporting company.  Several of the costs included in this estimated range are preliminary, subject to negotiation, and may vary from the estimates when finalized.

There is currently a limited public market for our shares, and if an active market does not develop, investors may have difficulty selling their shares.

Our Class B common stock is currently listed for trading on the NYSE MKT under the symbol “ZDGE”, and there is currently only a limited public trading market for our Class B common stock.  We cannot predict the extent to which investor interest in us and our Class B common stock will lead to the development or continuance of an active trading market or how liquid that trading market for our Class B common stock might become. If an active trading market for our Class B common stock does not develop or is not sustained, it may be difficult for investors to sell shares, particularly large quantities, of our Class B common stock at a price that is attractive or at all.  As a result, an investment in our Class B common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

The trading price of the shares of our Class B common stock is likely to remain volatile, and purchasers of our Class B common stock could incur substantial losses.

Our stock price is likely to remain volatile. The stock market in general and the market for mobile internet companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Class B common stock at or above the price paid for the shares. The market price for our Class B common stock may be influenced by many factors, including:

●	actual or anticipated variations in quarterly operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, internet or media industries;

●	announcements by us or our competitors of new product or service offerings, significant acquisitions,

●	strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	capital commitments;

●	additions or departures of key personnel; and

●	sales of our Class B common stock common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies' stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management's attention and resources.

We are controlled by our principal stockholder, which limits the ability of other stockholders to affect our management.

Michael Jonas is our majority stockholder and a director, and, as of October 25, 2016, has voting power over 1,802,895 shares of our Class B common stock (which includes 524,775 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 1,278,120 shares of our Class B common stock), representing approximately 69.2% of the combined voting power of our outstanding capital stock. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited. See Item 9B – Other Information, below.

We exercised our option for the “controlled company” exemption under NYSE MKT rules with respect to our Nominating Committee.

We are a “controlled company” as defined in section 801(a) of the NYSE MKT Company Guide because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by a single stockholder. As a “controlled company,” we are exempt from certain NYSE MKT rules requiring a board of directors with a majority of independent members, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors. These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. We applied this “controlled company” exemption for our corporate governance practices only with respect to the independence requirements of our Nominating Committee. Accordingly, with respect to our Nominating Committee you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE MKT, and if we were to apply the controlled company exemption to other independence requirements, you would not have the protection afforded by those requirements either.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common Class B common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not currently have and may never obtain research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our Class B common stock, and such lack of research coverage may adversely affect the market price of our Class B common stock. In the event we do receive equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price and/or trading volume to decline.

Our Class B common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

The Securities and Exchange Commission has adopted regulations that define a “penny stock,” generally, to be an equity security that has a market price of less than $5.00 per share.  The price of our Class B common stock has been less than $5.00 per share for a significant amount of the time since it started publicly trading in June 2016 and was less than $5.00 per share on October 7, 2016, and is therefore considered a “penny stock.”  This designation requires any broker or dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability of brokers or dealers to buy or sell our Class B common stock, either directly or on behalf of their clients, may discourage potential shareholders from purchasing our Class B common stock, or may adversely affect the ability of shareholders to sell their shares.

Our results of operations may be subject to wide fluctuations due to a number of factors, which may adversely affect the trading price of our Class B common stock.

We may experience seasonality and other fluctuations in our business, reflecting fluctuations in mobile internet and smartphone usage and advertising. Revenues from mobile application products and services are typically higher in the fourth quarter of the calendar year due to increased year-end advertising and marketing budgets. Conversely, we generally experience lower advertising revenues during the first quarter of the calendar year due to weaker advertising spend following the holidays. Thus, our operating results in one or more future quarters or years may fluctuate substantially or fall below the expectations of securities analysts and investors. In such event, the trading price of our Class B common stock may fluctuate significantly.

We may not achieve some or all of the expected benefits of the separation from IDT, and the separation could harm our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the separation from IDT via the Spin-Off, or such benefits may be delayed or not occur at all. The separation from IDT is expected to provide the following benefits, among others: enhanced strategic and management focus; better ability to form strategic partnerships and relationships; faster decision-making; more efficient allocation of capital; alignment of incentives with performance objectives; direct access to the capital markets; and a distinct investment identity.

We may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

●	we may be more susceptible to market fluctuations and other adverse events than if we were still a part of IDT;

●	our business will be less diversified than IDT’s business prior to the separation; and

●	the other actions required to separate the respective businesses could disrupt our operations.

If we fail to achieve some or all of the benefits expected to result from the separation from IDT, or if such benefits are delayed, our business could be harmed.

If we are unable to attract and retain highly qualified employees, we may not be able to grow effectively.

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly product managers, designers and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, successfully integrating and retaining these employees. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

We believe that two critical components of our success are our ability to retain our best people by preserving our culture and maintaining competitive compensation practices. As we continue to grow rapidly, and we develop the infrastructure of a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, some of our employees are able to receive material proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us.

Item 2.  Properties

Our principal executive office is located in leased premises comprising approximately 500 square feet of space in New York City. This location currently houses commercial operations including sales, marketing, business development and advertising operations. Our Trondheim, Norway facility has approximately 11,000 square feet of space, accommodates our product, design and technology teams and is under lease through 2018. We entered into a lease in October 2014 for approximately 400 square feet of office space in Helsinki, Finland, where we employ a satellite development center. Our servers are hosted in leased data centers in different geographic locations in the U.S. These data centers are owned and maintained by a third party data center provider.

Item 3.  Legal Proceedings

On August 9, 2012, Blue Spike LLC filed a patent infringement lawsuit against one of our suppliers and us in the United States District Court for the Eastern District of Texas. Blue Spike alleged that we were infringing four patents related to automatic content recognition technologies, provided to us by a supplier.  The case was bifurcated, with the plaintiff’s case proceeding solely against the supplier, and proceedings in the case against us, a customer, being stayed entirely until after the litigation against the supplier concluded.  On September 8, 2015, the United States District Court for the Northern District of California, in a co-pending case, found asserted claims of the patents in suit to be invalid for lack of patentable subject matter.  On May 31, 2016, the District Court entered summary judgment of non-infringement as to the supplier’s technology, and, on July 12, 2016, the Court entered an order, amongst other things, dismissing, with prejudice, the patent infringement claims against all the defendants including us.

In March 2014, Saregama India, Limited filed a lawsuit against us before the Barasat District Court, seeking approximately $1,595,700 as damages and an injunction for copyright infringement. The main ground for the lawsuit was that we allegedly avail the plaintiff’s sound recordings through our platform with full knowledge that the sound recordings have been uploaded and are being communicated to the public without obtaining any license from the plaintiff. We believe that material liability on the matter is remote as we have a strong case to present before the Court.

We may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, we do not expect any of those legal proceedings to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class B Common Stock

Our Class B common stock is quoted on the New York Stock Exchange MKT LLC under the trading symbol ZDGE. Trading commenced on the NYSE MKT on June 1, 2016.

	Quarterly Closing Prices
	High	Low
2016:
Quarter ended July 31, 2016	$6.69	$3.56

On October 7, 2016, there were 311 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. As of October 25, 2016, all shares of Class A common stock are beneficially owned by Michael Jonas. See Item 9B – Other Information, below. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 7, 2016, the last sales price reported on the New York Stock Exchange MKT for the Class B common stock was $3.22 per share.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability (after satisfying all of our operational needs) and retain certain minimum cash reserves. Distributions will be subject to the need to retain earnings for investment in growth opportunities or the acquisition of complementary assets. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2016, and which is incorporated by reference herein.

Recent Sales of Unregistered Securities

We received $9,000 from the exercise of stock options in both fiscal 2016 and 2015. At July 31, 2016, we had a receivable for the exercise of stock options of $56,000 that was received in August 2016.

In connection with the Spin-Off, in May 2016, certain of our equity holders purchased approximately 1.1 million shares of our Class B common stock for $3 million at a pre-investment valuation of us of $27 million.

Issuer Repurchases of Equity Securities

None.

Item 6.  Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

Overview

We provide one of the most popular content platforms, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. Today our platform enables consumers to personalize their mobile devices with free, high-quality ringtones, wallpapers, home screen app icons and notification sounds. Our smartphone app, available in Google Play and iTunes app stores, has been installed over 216 million times, has more than 31 million monthly active users and has averaged among the top 25 free applications in the Google Play store in the U.S. for the past six years and in the top 15 most popular free apps in the iTunes Entertainment category. We have grown our user base without material investment in marketing, user acquisition or advertising.

We generate over 90% of our revenues from selling our advertising inventory to advertising networks/exchanges, real time bidding platforms, and game publishers. Advertising networks/exchanges are technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. Advertisers are attracted to us because of our sizable and growing user base; user demographics; non-incentivized acquisition platform specifically for mobile game publishers; and our focus on mobile phone personalization. The remainder of our revenue is primarily generated from managing and optimizing advertising inventory for a third-party app publisher, as well as revenue billing, collection and reporting with respect to the advertising.

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

Reportable Segments

Our business consists of one reportable segment.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to capitalized software and technology development costs, revenue recognition and goodwill. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Capitalized software and technology development costs

Software and technology development activities generally fall into three stages:

1.	Planning stage activities include developing a project or business plan that outlines the goals for the content distribution platform or new product or service; determining the functionality; identifying hardware and software applications that will achieve functionality, security, and traffic flows; and selecting the internal resources that will be assigned to the project as well as the external vendors where applicable.

2.	Application and infrastructure development stage activities focus on acquiring or developing hardware and software to operate a content distribution platform or new product and service; and

3.	Post-Implementation/Operating stage activities address training, administration, maintenance, and all other activities to operate an existing content distribution platform or new product or service.

During the Planning Stage, we charge all costs to expense as incurred.

During the Application and Infrastructure Development Stage, capitalization of costs begins when the project has been properly authorized and is probable of completion (if a project is subsequently cancelled prior to placement in service, costs that have been capitalized to date will be reviewed for potential impairment). Capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Amortization begins for each project when the code is ready for use, whether or not it is actually placed in service at that time (an exception being if the project’s functionality completely depends on the completion of another project; then, amortization begins when that project is ready for use).

During the Post-Implementation/Operation Stage, training costs and maintenance costs are expensed as incurred. However, upgrades and enhancements, defined as modifications to existing internal-use software that result in additional functionality (modifications to enable the software to perform tasks that it was previously incapable of performing, normally requiring new software specifications and perhaps a change to all or part of the existing software specifications) are treated as though they were new projects, and are assessed utilizing the same stages and criteria on a project by project basis. As such, internal costs incurred for upgrades and enhancements are expensed or capitalized based on the requirements noted above, while costs incurred for maintenance are expensed as incurred. These projects are tracked individually, such that the beginning and ending of the capitalization can be appropriately established, as well as the amounts capitalized therein.

Amortization of these costs is included in depreciation and amortization in the Statement of Comprehensive Income.

Revenue Recognition

We generate over 90% of our revenues from selling our advertising inventory to advertising networks/exchanges, real time bidding platforms, and game publishers. We recognize advertising revenue as advertisements are delivered to users through impressions or ad views, as long as evidence of the arrangement with the payer exists (generally through an executed contract), the price is fixed and determinable, and we have assessed collectability as reasonably assured. The advertiser may compensate us on a cost-per-impression, cost-per-click, cost-per-action or cost-per-install basis.

We generally report our revenue net of amounts due to agencies and brokers because we are not the primary obligor in the relevant arrangements, we do not finalize the pricing, and we do not establish or maintain a direct relationship with the advertiser. Certain advertising arrangements that are directly between us and advertisers are recognized gross equal to the price paid to us by the customer since we are the primary obligor and we determine the price. Any third party costs related so such direct relationships are recognized as direct cost of revenues.

Goodwill

Goodwill is deemed to have an indefinite life and is not amortized. Goodwill is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.

The goodwill impairment assessment involves estimating the fair value of our reporting unit and comparing it to its carrying amount, which is known as Step 1. If the carrying value of the reporting unit exceeds its estimated fair value, Step 2 is performed to determine if an impairment of goodwill is required. We estimate the fair value of our reporting unit using discounted cash flow methodologies, as well as considering third party market value indicators. Goodwill impairment is measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value.

We have the option to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. However, we may elect to perform the two-step quantitative goodwill impairment test even if no indications of a potential impairment exist.

For our annual impairment tests, our estimated fair value substantially exceeded our carrying value in Step 1, therefore, it was not necessary to perform Step 2. Calculating the fair value of the reporting unit, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting unit prove to be incorrect, we may be required to record impairment of goodwill in future periods and such impairment could be material.

RECENT ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2016, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. We will adopt the new standard on August 1, 2020. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We will adopt the new standard on August 1, 2017. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU related to the accounting for leases. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt the new standard on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact that the new standard will have on our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We will adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2016 Compared to Fiscal Year Ended July 31, 2015

(in thousands)			Change
Fiscal year ended July 31,	2016	2015	$	%
Revenues	$11,113	$9,052	$2,061	22.8%
Direct cost of revenues	1,299	1,082	217	20.1
Selling, general and administrative	7,755	5,723	2,032	35.5
Depreciation and amortization	605	624	(19)	(3.0)
Write-off of capitalized software and technology development costs	281	—	281	nm
Income from operations	1,173	1,623	(450)	(27.7)
Interest income	2	5	(3)	(60.0)
Net (loss) gain resulting from foreign exchange transactions	(49)	171	(220)	(128.7)
Provision for income taxes	(143)	(212)	69	32.5
Net income	$983	$1,587	$(604)	(38.1)%

nm—not meaningful

Revenues.  Revenues increased in fiscal 2016 compared to fiscal 2015 due to growth of both Android and iOS users. Monthly Active Users, or MAU, increased by 10.3% to 31.1 million at July 31, 2016 from 28.2 million at July 31, 2015. MAU is a performance indicator that captures the number of unique users that opened our app in the previous 30-day period. Our install count, that is the number of times the Zedge app has been installed on devices, increased to 216.4 million at July 31, 2016 from 159.6 million a year ago. Our active install count, that is devices on which we estimate that the Zedge app is currently installed, increased to 92.3 million at July 31, 2016 from 73.4 million a year ago. Active installs are important because we can market to these devices via push notifications. Other contributors to the revenue growth included: initiatives to increase app usage via marketing automation; translating the app into two more languages, Russian and Indonesian, rounding out the total number of languages that we support to eleven and opening our iOS inventory to additional buyers, increasing the demand for our advertising inventory and resulting in higher pricing accordingly.  Also in mid-April 2016, we launched Zedge 5.0 on Android, which provided an overhaul of the user interface consistent with Google’s material design guidelines. In addition, we started testing a content marketing capability that bundles together themed content, which we promoted to our users. We’ve successfully tested this concept with the launch of Wynonna Earp on television and The Little Prince in movie theatres in Canada. The increase in revenues in fiscal 2016 compared to fiscal 2015 was partially offset by a 2.2% decrease in our average revenue per monthly active user, or ARPMAU, to $0.0269 in fiscal 2016 from $0.0275 ARPMAU in fiscal 2015. ARPMAU decreased in fiscal 2016 compared to fiscal 2015 primarily due to our app being temporarily removed from the iTunes Store in late January 2016 which lowered the revenue per user that we were able to generate as well as our decision to reduce our investments in Game Channel which resulted in a decline in game installs where we are paid on a “cost per install” basis. We relaunched our app on iTunes with wallpapers only in March 2016. Offsetting the decline in ARPMAU, we experienced an increase in ad volume and along with higher eCPMs, or effective cost per thousand impressions, which is the amount that advertisers are willing to pay for our ad inventory.

Direct cost of revenues. The increase in direct cost of revenues in fiscal 2016 compared to fiscal 2015 was attributable to the growth in our revenues and was attributable to the fees that we pay to third parties that provide us with internet hosting, content filtering and marketing automation services. Our direct cost of revenues grew at a slower pace than our revenues as a result of implementing core technology and network changes resulting in more favorable pricing on certain direct costs of revenues. Conversely, the costs associated with content filtering and push notification marketing increased as a result of both the complete rollout on Android and the expanding customer base.

Selling, general and administrative expense. Selling, general and administrative expense consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting and professional fees. The increase in selling, general and administrative expense in fiscal 2016 compared to fiscal 2015 was partially due to a $1.0 million increase in payroll and benefits, which included both salary and bonus increases as well as an increase in headcount from 51 employees at July 31, 2015 to 54 employees at July 31, 2016. During fiscal 2016, we hired engineers, designers and marketing personnel who focused on enhancing our content delivery platform, building and testing new product initiatives and increasing user engagement. We also incurred higher consulting and professional fees as a result of preparing for the Spin-Off as well as recruitment costs in Norway to locate and retain employees, and higher facilities costs to seat our newly hired employees. These expenses increased an aggregate of $0.5 million in fiscal 2016 compared to fiscal 2015.

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

Write-off of capitalized software and technology development costs. In fiscal 2016, we decided not to launch two projects that were in development. Since these abandoned projects do not have any future benefit, we expensed the capitalized software and technology development costs for these projects.

Net (loss) gain resulting from foreign exchange transactions.  Net (loss) gain resulting from foreign exchange transactions are comprised of losses and gains generated from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar. In addition, in fiscal 2016 and fiscal 2015, we had losses of $142,000 and $58,000, respectively, from hedging activities.

Provision for income taxes. The decrease in the provision for income taxes in fiscal 2016 compared to fiscal 2015 was due to the jurisdiction in which income was reported in fiscal 2016 compared to fiscal 2015 and our ability to use net operating losses in those jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2016, we had cash and cash equivalents of $6.0 million and working capital (current assets less current liabilities) of $6.1 million. We currently expect that our cash and cash equivalents on hand, and our cash from operations will be sufficient to meet our anticipated cash requirements during fiscal 2017.

(in thousands)	Fiscal year ended July 31,
	2016	2015
Cash flows provided by (used in)
Operating activities	$1,842	$2,171
Investing activities	(1,006)	(886)
Financing activities	3,009	9
Effect of exchange rates on cash and cash equivalents	(37)	111
Increase in cash and cash equivalents	$3,808	$1,405

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in fiscal 2016 and 2015 was primarily due to the continued growth in our revenues. We anticipate that our total operating costs will increase by $750,000 to $900,000 per year as a result of being a public reporting company. Several of the costs included in this estimated range are preliminary, subject to negotiation, and may vary from the estimates when finalized.

In September 2016, we were notified that the Zedge Europe AS tax returns for 2013 and 2014 were going to be audited by the tax authorities in Norway. The audit is expected to begin in November 2016. Amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amount. Accordingly, provisions may be recorded in the future as estimates are revised or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Cash used in investing activities in fiscal 2016 and fiscal 2015 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

We received $9,000 from the exercise of stock options in both fiscal 2016 and 2015. At July 31, 2016, we had a receivable for the exercise of stock options of $56,000 that was received in August 2016.

In connection with the Spin-Off, in May 2016, certain of our equity holders purchased Class B common stock representing approximately 10.0% of our capital stock for $3 million.

As of September 27, 2016, we entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The principal outstanding bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility, including we may not pay any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased to $1.7 million at July 31, 2016 from $1.6 million at July 31, 2015 primarily due to the continued growth in our revenues. Our cash collections in fiscal 2016 and fiscal 2015 were $12.8 million and $9.6 million, respectively.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from digital advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers (e.g. MoPub (owned by Twitter), Millennial Media (owned by AOL, which is owned by Verizon), Google, Facebook, and Amazon) and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In fiscal 2016, three customers represented 45%, 20% and 13% of our revenue, and at July 31, 2016, one customer represented 62% of our accounts receivable balance. In fiscal 2015, two customers represented 37%, and 25% of our revenue, and at July 31, 2015, three customers represented 55%, 13% and 12% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Smaller reporting companies are not required to provide the information required by this item.

OFF-BALANCE SHEET ARRANGEMENTS

At July 31, 2016, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

In connection with our Spin-Off, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to Separation and Distribution Agreement, among other things, we indemnify IDT and IDT indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, IDT indemnifies us from all liability for taxes of ours and any of our subsidiaries or relating to our business with respect to taxable periods ending on or before the Spin-Off, and we indemnify IDT from all liability for taxes of ours and any of our subsidiaries or relating to our business accruing after the Spin-Off. Notwithstanding the foregoing, we are responsible for, and IDT has no obligation to indemnify us for, any tax liability of ours resulting from an audit, examination or other proceeding related to any tax returns that relate solely to us and our subsidiaries regardless of whether such tax return relates to a period prior to or following the Spin-Off.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and the report of the independent registered public accounting firm thereon starting on page F-1 are included herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, as a result of the material weaknesses described in Item No. 1A Risk Factors to our Registration Statement on Form 10 filed on June 1, 2016, that were remediated as of July 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2016.

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

Account Reconciliations

Account reconciliations historically were not performed for all significant accounts or performed on a timely basis. This did not impact IDT’s books and records but was material to us on a stand-alone basis. We needed to establish internal controls to identify and detect material misstatements using a stand-alone materiality level.

Segregation of Duties

With the size of our company, segregation of duties issues would inherently exist. The preparer and reviewer was the same for many journal entries recorded in the general ledger.

Remediation of Material Weaknesses

In order to remediate the material weaknesses, we rely on IDT, under a services arrangement with greater service levels than were provided by IDT historically, to provide us with an adequate allotment of its existing resources with technical accounting expertise. We and IDT designed review and monitoring procedures in IDT’s accounting and finance organization and identified and implemented improved processes and controls to satisfy our higher level of requirements. We believe that these measures are adequate to address the material weaknesses that existed at July 31, 2015. However, we did not test the effectiveness of the changes for this Annual Report on Form 10-K. We will test the effectiveness during the fiscal year ending July 31, 2017. Our Chief Executive Officer and Chief Financial Officer, and not IDT, are responsible for establishing and maintaining our disclosure controls and procedures and our internal control over financial reporting. We will continue to evaluate and monitor our services arrangement with IDT and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

Reports on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report on management's assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. Under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, a newly public company is not required to comply with either the management or the auditor reporting requirements related to internal control over financial reporting until its second annual report, if applicable. As such we will be required to include a report of management on our internal control over financial reporting in our annual report beginning with our annual report for the fiscal year ending July 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies. In addition, as long as we qualify as an emerging growth company, we are exempt for the next five years from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act unless we qualify as a large accelerated filer.

Changes in Internal Control over Financial Reporting

As described above, during the fourth quarter of fiscal 2016 we made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, we have begun the process of documenting, reviewing and, as appropriate, improving our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second Annual Report on Form 10-K (which will be due in October 2017).

Item 9B.  Other Information.

Changes of Control of Registrant

By way of a series of transfers completed on October 25, 2016, Debbie Jonas, as trustee of trusts for the benefit of the Jonas children, and Howard Jonas transferred an aggregate of 524,775 shares of our Class A common stock and 1,278,120 shares of our Class B Common Stock, valued at $2,517,703, to Michael Jonas, son of Howard and Debbie Jonas. A trust for the benefit of Michael Jonas transferred other companies’ equities of an equivalent value to Howard Jonas in exchange for these shares. Each of Michael Jonas and Howard Jonas has been a director of ours since May 23, 2016. As of October 25, 2016, Michael Jonas beneficially owned all 524,775 outstanding shares of our Class A common stock, and 1,278,740 shares of our Class B common stock. The Class A common stock is entitled to three votes per share and is convertible into shares of our Class B common stock on a 1-for-1 basis. The Class B common stock is entitled to 1/10 of a vote per share. As of October 25, 2016, Michael Jonas controlled 69.2% of the combined voting power of our outstanding capital stock. As of October 25, 2016, Howard Jonas beneficially owned 142,867 shares of our Class B common stock (representing 0.6% of the combined voting power of our outstanding capital stock), 60,326 of which he purchased in the open market during October 2016.

There is no arrangement or understanding between the Company and Howard Jonas or Michael Jonas with respect to the election of our directors or other matters, nor is the Company aware of any such arrangements between Howard Jonas and Michael Jonas.

PART III

Item 10.  Directors and Executive Officers of the Registrant, and Corporate Governance

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Tom Arnoy - Chief Executive Officer

Jonathan Reich - Chief Financial Officer and Chief Operating Officer

Directors

Marie Therese Carney

Mark Ghermezian

Stephen Greenberg

Howard S. Jonas

Michael Jonas

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2016, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure.

We make available free of charge through the investor relations page of our web site (investor.zedge.net) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our web site.

Our web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

Item 11.  Executive Compensation

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2016, and which is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2016, and which is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2016, and which is incorporated by reference herein.

Item 14.  Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2016, and which is incorporated by reference herein.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	Exhibits. Exhibit Numbers 10.1, 10.7, 10.8 and 10.9 are management contracts or compensatory plans or arrangements.

The exhibits listed in paragraph (b) of this item are filed, furnished, or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

(b)	Exhibits.

Exhibit Number	Description of Exhibits

3.1(1)	Third Amended and Restated Certificate of Incorporation of Zedge, Inc.

3.2(1)	Amended and Restated By-Laws of Zedge, Inc.

10.1*	2016 Stock Option and Incentive Plan, as Amended and Restated

10.2(1)	Transition Services Agreement

10.3(1)	Tax Separation Agreement

10.4(2)	Google Services Agreement between Zedge, Inc. and Google, Inc., dated June 18, 2014

10.5(2)	Marketplace for Premier Publishers Agreement between Zedge, Inc. and MoPub, Inc., dated February 20, 2013

10.6(3)	Zedge Holdings, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated on November 1, 2011

10.7(1)	Form of ISO Stock Option Agreement

Exhibit Number	Description of Exhibits

10.8(1)	Form of Nonqualified Stock Option Agreement

10.9(1)	Form of Restricted Stock Agreement

21.01*	Subsidiaries of the Registrant

23.01*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed June 1, 2016.

(2)	Incorporated by reference to Form 10-12G/A, filed April 25, 2016.

(3)	Incorporated by reference to Form 10-12G/A, filed May 20, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEDGE, INC.

By:	/s/ Jonathan Reich
Jonathan Reich Chief Financial Officer

Date: October 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Tom Arnoy	Chief Executive Officer (Principal Executive Officer)	October 26, 2016
Tom Arnoy

/s/ Jonathan Reich	Chief Financial Officer	October 26, 2016
Jonathan Reich	(Principal Financial Officer and Principal Accounting Officer)

/s/ Marie Therese Carney	Director	October 26, 2016
Marie Therese Carney

/s/ Mark Ghermezian	Director	October 26, 2016
Mark Ghermezian

/s/ Stephen Greenberg	Director	October 26, 2016
Stephen Greenberg

/s/ Howard S. Jonas	Director	October 26, 2016
Howard S. Jonas

/s/ Michael Jonas	Director	October 26, 2016
Michael Jonas

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ZEDGE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Zedge, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Zedge, Inc. (the “Company”) as of July 31, 2016 and 2015 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zedge, Inc. at July 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Woodbridge, New Jersey

October 26, 2016

ZEDGE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

July 31,	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,978	$2,170
Trade accounts receivable, net of allowance for doubtful accounts of $0 at July 31, 2016 and 2015	1,668	1,622
Prepaid expenses	210	103
Other current assets	107	63
TOTAL CURRENT ASSETS	7,963	3,958
Property and equipment, net	1,843	1,724
Goodwill	2,361	2,438
Other assets	266	232
TOTAL ASSETS	$12,433	$8,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$36	$116
Accrued expenses	1,487	1,319
Deferred revenue	15	4
Due to IDT Corporation	299	369
TOTAL CURRENT LIABILITIES	1,837	1,808
TOTAL LIABILITIES	1,837	1,808
MEZZANINE EQUITY:
Series B convertible preferred stock	—	100
TOTAL MEZZANINE EQUITY	—	100
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized shares—2,400; no shares issued	—	—
Class A common stock; $0.01 par value; authorized shares—2,600; 525 shares issued and outstanding at July 31, 2016 and 2015	5	5
Class B common stock; $0.01 par value; authorized shares—40,000; 8,819 and 7,637 shares issued and outstanding at July 31, 2016 and 2015, respectively	88	76
Additional paid-in capital	21,045	17,726
Accumulated other comprehensive loss	(817)	(655)
Accumulated deficit	(9,725)	(10,708)
TOTAL STOCKHOLDERS’ EQUITY	10,596	6,444
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY	$12,433	$8,352

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

Year ended July 31,	2016	2015
REVENUES	$11,113	$9,052
COSTS AND EXPENSES:
Direct cost of revenue (exclusive of amortization of capitalized software and technology development costs included below)	1,299	1,082
Selling, general and administrative	7,755	5,723
Depreciation and amortization	605	624
Write-off of capitalized software and technology development costs	281	—
INCOME FROM OPERATIONS	1,173	1,623
Interest income	2	5
Net (loss) gain resulting from foreign exchange transactions	(49)	171
INCOME BEFORE INCOME TAXES	1,126	1,799
Provision for income taxes	143	212
NET INCOME	983	1,587
Other comprehensive loss:
Changes in foreign currency translation adjustment	(162)	(733)
TOTAL OTHER COMPREHENSIVE LOSS	(162)	(733)
TOTAL COMPREHENSIVE INCOME	$821	$854

Earnings per share attributable to Zedge, Inc. common stockholders:
Basic	$0.12	$0.19
Diluted	$0.11	$0.18
Weighted-average number of shares used in calculation of earnings per share:
Basic	8,346	8,150
Diluted	9,279	8,923

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance – July 31, 2014	525	$5	7,570	$75	$17,639	$78	$(12,295)	$5,502
Exercise of stock options	—	—	67	1	8	—	—	9
Stock-based compensation	—	—	—	—	79	—	—	79
Foreign currency translation adjustment	—	—	—	—	—	(733)	—	(733)
Net income	—	—	—	—	—	—	1,587	1,587
Balance – July 31, 2015	525	5	7,637	76	17,726	(655)	(10,708)	6,444
Reclassification of mezzanine equity	—	—	—	—	100	—	—	100
Sale of equity prior to the Spin-Off	—	—	1,083	11	2,989	—	—	3,000
Exercise of stock options	—	—	100	1	64	—	—	65
Stock-based compensation	—	—	(1)	—	166	—	—	166
Foreign currency translation adjustment	—	—	—	—	—	(162)	—	(162)
Net income	—	—	—	—	—	—	983	983
Balance – July 31, 2016	525	$5	8,819	$88	$21,045	$(817)	$(9,725)	$10,596

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended July 31,	2016	2015
OPERATING ACTIVITIES
Net income	$983	$1,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	605	624
Deferred income taxes	(26)	(16)
Write-off of capitalized software and technology development costs	281	—
Stock-based compensation	166	79
Change in assets and liabilities:
Trade accounts receivable	(46)	(334)
Prepaid expenses and other current assets	(94)	(97)
Other assets	(7)	(8)
Trade accounts payable and accrued expenses	39	459
Due to IDT Corporation	(70)	(121)
Deferred revenue	11	(2)
Net cash provided by operating activities	1,842	2,171
INVESTING ACTIVITIES
Capitalized software and technology development costs and purchase of equipment	(1,006)	(886)
Net cash used in investing activities	(1,006)	(886)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	9	9
Sale of equity prior to the Spin-Off	3,000	—
Net cash provided by financing activities	3,009	9
Effect of exchange rates on cash and cash equivalents	(37)	111
Net increase in cash and cash equivalents	3,808	1,405
Cash and cash equivalents at beginning of year	2,170	765
Cash and cash equivalents at end of year	$5,978	$2,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for taxes	$112	$208
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Receivable for exercise of stock options	$56	$—
Reclassification of mezzanine equity	100	—

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Zedge, Inc. (the “Company”), a Delaware corporation, was incorporated in 2008. The Company’s platform enables consumers to personalize their mobile devices with free, high-quality ringtones, wallpapers, home screen app icons and notification sounds. The Company conducts business as one operating segment.

The consolidated financial statements include all of the accounts of the Company and Zedge Europe AS, a Norwegian corporation. All significant intercompany accounts and transactions have been eliminated.

The Company’s Spin-Off

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent public company through a pro rata distribution of the Company’s common stock held by IDT to IDT’s stockholders (the “Spin-Off”). As a result of the Spin-Off, each of IDT’s stockholders received: (i) one share of the Company’s Class A common stock for every three shares of IDT’s Class A common stock held of record on May 26, 2016 (the “Record Date”), and (ii) one share of the Company’s Class B common stock for every three shares of IDT’s Class B common stock held of record on the Record Date. On June 1, 2016, 0.5 million shares of the Company’s Class A common stock, and 8.8 million shares of the Company’s Class B common stock were issued and outstanding. As part of the Spin-Off, the Company’s capital stock was recapitalized (see Note 7).

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

Basis of Accounting

The assets and liabilities in the accompanying financial statements are recorded at historical cost. Direct expenses historically incurred by IDT prior to the Spin-Off on behalf of the Company and Zedge Europe AS are reflected in these financial statements. The most significant expenses as covered under a Master Services Agreement with IDT were as follows: legal and professional fees, and salaries and employee benefits were allocated based on specific identification; certain facility costs, travel, and consulting fees, as well as salaries of personnel in the payroll, human resources, purchasing, accounts payable, treasury, network and telephone services and legal departments were allocated based on estimates of the incremental cost incurred by IDT; medical and dental benefits were allocated based on rates similar to COBRA health benefit provision rates charged to former IDT employees; stock-based compensation and retirement benefits under IDT’s defined contribution plan were allocated based on specific identification; and insurance was allocated based on a combination of headcount and specific policy identification. Management believes that the assumptions and methods of allocation used were reasonable. However, the costs as allocated were not necessarily indicative of the costs that would have been incurred if the Company operated on a stand-alone basis. Therefore, the consolidated financial statements included herein may not necessarily be indicative of the financial position, results of operations, changes in stockholders’ equity and cash flows of the Company to be expected in the future or what they would have been had the Company been a separate stand-alone entity during the periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

The Company generates over 90% of its revenues from selling its advertising inventory to advertising networks/exchanges, real time bidding platforms, and game publishers. Advertising networks/exchanges are technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The Company recognizes advertising revenue as advertisements are delivered to users through impressions or ad views, as long as evidence of the arrangement with the payer exists (generally through an executed contract), the price is fixed and determinable, and the Company has assessed collectability as reasonably assured. The Company generally reports its revenue net of amounts due to agencies and brokers because the Company is not the primary obligor in the relevant arrangements, it does not finalize the pricing, and it does not establish or maintain a direct relationship with the advertiser. Certain advertising arrangements that are directly between the Company and advertisers are recognized gross equal to the price paid to the Company by the customer since the Company is the primary obligor and the Company determines the price. Any third party costs related to such direct relationships are recognized as direct cost of revenues.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable. The Company holds cash and cash equivalents at several major financial institutions, which may exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While the Company may be exposed to credit losses due to the nonperformance of the holders of its deposits, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances. In the year ended July 31, 2016, three customers represented 45%, 20% and 13% of the Company's revenue, and at July 31, 2016, one customer represented 62% of the Company’s accounts receivable balance. In the year ended July 31, 2015, two customers represented 37%, and 25% of the Company's revenue, and at July 31, 2015, three customers represented 55%, 13% and 12% of the Company’s accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Direct Cost of Revenues

Direct cost of revenues for the Company consists primarily of costs associated with the running of the Company’s content distribution platform including hosting, marketing automation and content filtering. Such costs are charged to expense as incurred.

Long-Lived Assets

Property and equipment is recorded at cost and depreciated on a straight-line basis over its estimated useful lives, which range as follows: capitalized software and technology development costs—3 years; and other—3, 5, 7, 10 or 20 years. Other is comprised of furniture and fixtures, office equipment, video conference equipment, computer hardware and computer software.

The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

Capitalized Software and Technology Development Costs

The Company accounts for capitalized software and technology development costs in accordance with Accounting Standard Codification (“ASC”) 350-40. These costs consist of internal development costs on various projects that the Company invested in specific to the various platforms on which the Company operates its service that are capitalized during the application development stage. Capitalized software and technology development costs are included in property and equipment, net and are amortized over the estimated useful life of the software, generally three years. All ordinary maintenance costs are expensed as incurred.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. Under ASC 350, Intangibles-Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or if certain circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. The Company has determined that it has one reporting unit. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. If the fair value of the reporting unit is less than its book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. If the fair value of the goodwill is less than the book value, the difference is recognized as impairment.

The Company’s estimated fair value exceeded its carrying value in Step 1 of the Company’s annual impairment tests as of May 1st for the years ended July 31, 2016 and 2015, therefore it was not necessary to perform Step 2. The Company concluded that no goodwill impairment existed in the years ended July 31, 2016 and 2015. The Company uses a combination of the income approach (discounted cash flows) and market approach (guideline company method) for its Step 1 analysis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Income Taxes

The accompanying financial statements include provisions for federal, state and foreign income taxes. Prior to the Spin-Off, the Company was included in consolidated federal income tax returns with IDT and IDT’s other subsidiaries. Income taxes in the accompanying consolidated financial statements were calculated on a separate tax return basis.

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to simplify the presentation of deferred income taxes, as well as align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”). The ASU requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet instead of separated into current and noncurrent amounts. The Company adopted this ASU on May 1, 2016. As a result, the Company reclassified deferred income tax assets of $0.1 million at July 31, 2015 from current to noncurrent.

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

The Company classifies interest and penalties on income taxes as a component of income tax expense.

Contingencies

The Company accrues for loss contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company discloses an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred.

Earnings Per Share

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

Year ended July 31, (in thousands)	2016	2015
Basic weighted-average number of shares	8,346	8,150
Effect of dilutive securities:
Stock options	913	773
Non-vested restricted Class B common stock	20	—
Diluted weighted-average number of shares	9,279	8,923

The following outstanding stock options were excluded from the calculations of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the Company’s stock during the period:

Year ended July 31, (in thousands)	2016	2015
Shares excluded from the calculation of diluted earnings per share	355	707

Stock-Based Compensation

The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense.

Fair Value Measurements

Fair value of financial and non-financial assets and liabilities is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used to measure fair value, which prioritizes the inputs to valuation techniques used to measure fair value, is as follows:

Level 1 –	quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 –	quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
Level 3 –	unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Derivative Instruments – Foreign Exchange Forward Contracts

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, primarily the U.S. Dollar – Norwegian Krone (“NOK”) exchange rate. The Company’s risk management policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate exposure. Foreign currency derivative activities are subject to the management, direction and control of the executive management. Foreign exchange forward contracts are recognized on the consolidated balance sheet at their fair value in “Other current assets” or “Accrued expenses”, and changes in fair value are recognized in “Net (loss) gain resulting from foreign exchange transactions” in the consolidated statements of comprehensive income.

Functional Currency

The U.S. Dollar is the Company’s functional currency. The functional currency for Zedge Europe AS, which operates outside of the United States, is the NOK, the currency of the primary economic environment in which it primarily expends cash. The Company translates assets and liabilities denominated in foreign currencies to U.S. Dollars at the exchange rate in effect as of the financial statement date, and translates accounts from the statements of comprehensive income using the weighted average exchange rate for the period. Gains or losses resulting from foreign currency translations are recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses including gains and losses from currency exchange rate changes related to intercompany receivables and payables are reported in “Net (loss) gain resulting from foreign exchange transactions” in the accompanying consolidated statements of comprehensive income.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Doubtful accounts are written-off upon final determination that the trade accounts will not be collected.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued an ASU that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on August 1, 2020. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company will adopt the new standard on August 1, 2017. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

July 31, 2016 (in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange forward contracts	$—	$21	$—	$21

Liabilities:
Foreign exchange forward contracts	$—	$15	$—	$15

July 31, 2015 (in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange forward contracts	$—	$38	$—	$38

Liabilities:
Foreign exchange forward contracts	$—	$39	$—	$39

Fair Value of Other Financial Instruments

The Company’s other financial instruments at July 31, 2016 and 2015 included trade accounts receivable, trade accounts payable and due to IDT Corporation. The carrying amounts of the trade accounts receivable, trade accounts payable and due to IDT Corporation balances approximated fair value due to their short-term nature. These fair value estimates were classified as Level 2 of the fair value hierarchy.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar - NOK exchange rate. Subsequent to the Spin-Off, IDT provides hedging services to Zedge pursuant to the Transition Services Agreement until Zedge establishes a credit facility and is able to enter into foreign exchange contracts (see Note 11). The Company does not apply hedge accounting to these contracts; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at July 31, 2016 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
October 2016	500,000	4,087,318
December 2016	500,000	4,300,871
January 2017	500,000	4,299,044

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

July 31, (in thousands)		2016	2015
Assets Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$21	$38

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

July 31, (in thousands)		2016	2015
Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Accrued expenses	$15	$39

The effects of derivative instruments on the consolidated statements of comprehensive income were as follows:

Amount of Loss Recognized on Derivatives Year ended July 31, (in thousands)		2016	2015
Derivatives not designated or not qualifying as hedging instruments	Statement of Comprehensive Income Location
Foreign exchange forward contracts	Net (loss) gain resulting from foreign exchange transactions	$(142)	$(58)

Note 4—Property and Equipment

Property and equipment consisted of the following:

July 31, (in thousands)	2016	2015
Capitalized software and technology development costs	$5,001	$4,346
Other	230	174
	5,231	4,520
Less accumulated depreciation and amortization	(3,388)	(2,796)
Total	$1,843	$1,724

Depreciation and amortization expense pertaining to property and equipment was $605,000 and $624,000 for the years ended July 31, 2016 and 2015, respectively.

In the year ended July 31, 2016, the Company decided to abandon two software and technology projects that were in development. Since these abandoned projects do not have any future benefit, the Company expensed $281,000 in the year ended July 31, 2016, representing the capitalized costs of these projects to date.

Note 5—Goodwill

The Company’s goodwill related to an acquisition made in a prior period and is carried on the balance sheet of Zedge Europe AS.

The table below reconciles the change in the carrying amount of goodwill for the period from July 31, 2014 to July 31, 2016:

(in thousands)
Balance at July 31, 2014	$3,182
Foreign currency translation adjustments	(744)
Balance at July 31, 2015	2,438
Foreign currency translation adjustments	(77)
Balance at July 31, 2016	$2,361

Note 6—Accrued Expenses

Accrued expenses consist of the following:

July 31, (in thousands)	2016	2015
Accrued vacation	$494	$356
Accrued payroll taxes	210	172
Accrued payroll and bonuses	72	90
Accrued direct cost of revenues	111	128
Accrued advertising	242	344
Accrued income taxes	119	80
Other	239	149
Total	$1,487	$1,319

Note 7—Equity

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

Class A Common Stock and Class B Common Stock

The rights of holders of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. The holders of Class A common stock and Class B common stock receive identical dividends per share when and if declared by the Company’s Board of Directors. In addition, the holders of Class A common stock and Class B common stock have identical and equal priority rights per share in liquidation. The Class A common stock and Class B common stock do not have any other contractual participation rights. The holders of Class A common stock are entitled to three votes per share and the holders of Class B common stock are entitled to one-tenth of a vote per share. Each share of Class A common stock may be converted into one share of Class B common stock, at any time, at the option of the holder. Shares of Class A common stock are subject to certain limitations on transferability that do not apply to shares of Class B common stock.

Reclassification of Mezzanine Equity

In 2012, shares of the Company’s Series B convertible preferred stock were issued by the Company’s Board of Directors in excess of the number of shares duly authorized by the Company’s Certificate of Incorporation. These shares of Series B convertible preferred stock were classified as mezzanine equity at the original purchase price in the consolidated balance sheet because they did not meet the definition of permanent equity as a result of the legal imperfections. In February 2016, the Company prepared and filed a certificate of validation with the State of Delaware for an amendment to the Restated Certificate of Incorporation requesting an increase in the number of authorized shares of Series B convertible preferred stock. On February 24, 2016, the State of Delaware certified this validation, which was effective retroactive to the date of the defective act.

Changes to mezzanine amounts in the years ended July 31, 2015 and 2016 were as follows:

	Series B Convertible Preferred Stock
(dollars in thousands)	Shares	Amount
Balance at July 31, 2014	947	$100
2015 activity	—	—
Balance at July 31, 2015	947	100
Reclassification of mezzanine equity	(947)	(100)
Balance at July 31, 2016	—	$—

Equity Purchase Prior to the Spin-Off

In connection with the Spin-Off, in May 2016, certain of the Company’s equity holders purchased Class B common stock representing approximately 10.0% of the Company’s capital stock for $3 million.

Note 8—Commitments and Contingencies

Legal Proceedings

On August 9, 2012, Blue Spike LLC filed a patent infringement lawsuit against one of the Company’s suppliers and the Company in the United States District Court for the Eastern District of Texas. Blue Spike alleged that the Company was infringing four patents related to automatic content recognition technologies, provided to the Company by a supplier. The case was bifurcated, with the plaintiff’s case proceeding solely against the supplier, and proceedings in the case against the Company, a customer, being stayed entirely until after the litigation against the supplier concluded. On September 8, 2015, the United States District Court for the Northern District of California, in a co-pending case, found asserted claims of the patents in suit to be invalid for lack of patentable subject matter. On May 31, 2016, the District Court entered summary judgment of non-infringement as to the supplier’s technology, and, on July 12, 2016, the Court entered an order, amongst other things, dismissing, with prejudice, the patent infringement claims against all the defendants including the Company.

In March 2014, Saregama India, Limited filed a lawsuit against the Company before the Barasat District Court, seeking approximately $1,595,700 as damages and an injunction for copyright infringement. The main ground for the lawsuit was that the Company allegedly avails the plaintiff’s sound recordings through the Company’s platform with full knowledge that the sound recordings have been uploaded and are being communicated to the public without obtaining any license from the plaintiff. The Company believes that material liability on the matter is remote.

The Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Lease Commitments

The Company’s future contractual obligations and other commercial commitments at July 31, 2016 were as follows:

Year ended July 31, (in thousands)	2017	2018	2019	Thereafter	Total
Real estate leases	$231	$248	$106	$—	$585
Software as a Service (“SaaS”) license	193	73	—	—	266
Total contractual obligations	$424	$321	$106	$—	$851

Rental expense under operating leases was $244,000 and $211,000 in the years ended July 31, 2016 and 2015, respectively.

Note 9—Income Taxes

Until the Spin-Off, the Company was a member of IDT’s consolidated group of entities for which income tax returns were filed for the consolidated group, and income taxes for the Company were calculated on a separate tax return basis. The current U.S. Federal and State income tax expense was recorded as an increase in the amount due to IDT Corporation in the accompanying consolidated balance sheets.

The components of income before income taxes are as follows:

Year ended July 31, (in thousands)	2016	2015
Domestic	$604	$1,121
Foreign	522	678
Income before income taxes	$1,126	$1,799

Provision for income taxes consisted of the following:

Year ended July 31, (in thousands)	2016	2015
Current:
Foreign	$169	$200
Federal	—	28
State	—	—
Total current expense	169	228
Deferred:
Foreign	(26)	(16)
Federal	—	—
State	—	—
Total deferred expense	(26)	(16)
Provision for income taxes	$143	$212

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows:

Year ended July 31, (in thousands)	2016	2015
U.S. federal income tax at statutory rate	$383	$629
State income tax	69	63
Valuation allowance	(276)	(422)
Foreign tax rate differential	(34)	(52)
Permanent differences	4	3
Other	(3)	(9)
Provision for income taxes	$143	$212

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets and consisted of approximately $2.1 million at July 31, 2016. Upon distribution of these foreign earnings to the Company’s domestic entities, the Company may be subject to U.S. income taxes and withholding of foreign taxes; however, it is not practicable to determine the amount, if any, which would be paid.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

July 31, (in thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$305	$1,413
AMT carryforwards	—	29
Reserves and accruals	352	289
Stock-based compensation	823	691
Gross deferred tax assets	1,480	2,422
Less valuation allowance	(1,337)	(2,305)
Total deferred tax assets	143	117
Total deferred tax liabilities	—	—
Deferred tax assets, net	$143	$117

Deferred tax assets, net are included in “Other assets” in the consolidated balance sheets.

At July 31, 2016 and 2015, the Company had available Federal and State net operating loss (“NOL”) carryforwards from domestic operations of approximately $0.6 million and $3.5 million, respectively, to offset future taxable income. The Federal and State NOL carryforwards will begin to expire in 2036. The Company had no available NOLs from foreign operations. The AMT carryforwards do not expire.

Due to its history of losses, the Company believes that it is not more-likely-than-not that all of the deferred tax assets can be realized. Therefore, the Company has a full valuation allowance on all U.S. deferred tax assets. The change in the valuation allowance is as follows:

Year ended July 31, (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2016
Reserves deducted from deferred income taxes, net:
Valuation allowance	$2,305	$—	$(968)	$1,337
2015
Reserves deducted from deferred income taxes, net:
Valuation allowance	$2,733	$—	$(428)	$2,305

At July 31, 2016 and 2015, the Company did not have any unrecognized tax benefits and did not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date. In the years ended July 31, 2016 and 2015, the Company did not record any interest or penalties on income taxes. At July 31, 2016 and 2015, there was no accrued interest included in income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2013 to fiscal 2015 as part of the IDT consolidated tax return and for pre and post spin periods for fiscal 2016, state and local tax returns generally for fiscal 2013 to fiscal 2016 and foreign tax returns generally for fiscal 2013 to fiscal 2016.

In September 2016, the Company was notified that the Zedge Europe AS tax returns for 2013 and 2014 were going to be audited by the tax authorities in Norway. The audit is expected to begin in November 2016. Amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amount. Accordingly, provisions may be recorded in the future as estimates are revised or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

In connection with the Spin-Off, the Company and IDT entered into various agreements prior to the Spin-Off including a Tax Separation Agreement, which sets forth the responsibilities of the Company and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Tax Separation Agreement, among other things, IDT indemnifies the Company from all liability for taxes of the Company and any of its subsidiaries or relating to its business with respect to taxable periods ending on or before the Spin-Off, and the Company indemnifies IDT from all liability for taxes of the Company and any of its subsidiaries or relating to its business accruing after the Spin-Off. Notwithstanding the foregoing, the Company is responsible for, and IDT has no obligation to indemnify the Company for, any tax liability of the Company resulting from an audit, examination or other proceeding related to any tax returns that relate solely to the Company and its subsidiaries regardless of whether such tax return relates to a period prior to or following the Spin-Off.

Note 10—Stock-Based Compensation

2016 Stock Option and Incentive Plan

The Company adopted the Zedge, Inc. 2016 Stock Option and Incentive Plan (“2016 Incentive Plan”), which became effective upon the consummation of the Spin-Off. The 2016 Incentive Plan is intended to provide incentives to executive officers, employees, directors and consultants of the Company. Incentives available under the 2016 Incentive Plan include restricted stock, stock options and stock appreciation rights. The 2016 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors. At July 31, 2016, there were 55,000 shares of the Company’s Class B common stock available for awards under the 2016 Incentive Plan.

On September 29, 2016, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder to 691,000 shares. The amendment is subject to ratification by the Company’s stockholders.

In the years ended July 31, 2016 and 2015, there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

Stock Options

The Company’s option awards generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and are pursuant to individual written agreements. Prior to the Spin-Off, historical grants generally vested ratably over a three to four-year period. Subsequent to the Spin-Off, grants generally vest over a three-year period. Certain option agreements provide for accelerated vesting of options upon the effective date of an initial public offering or a change in control of the Company.

In connection with the Spin-Off, in June 2016, the Compensation Committee of the Company’s Board of Directors approved an extension of the expiration dates of all outstanding stock options held by current employees and consultants of the Company that do not reside in the United States. The expiration date of the stock options was extended to May 31, 2026. This extension applied to options to purchase an aggregate of 0.9 million shares of the Company’s Class B common stock. The Company recorded stock-based compensation expense of $123,000 for the modification of the options based on their estimated fair value on June 2, 2016.

The fair value of stock options was estimated on the date of grant using the Black-Scholes (“BSM”) pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The estimate of fair value using the BSM pricing model is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the current fair value of the Company’s stock, the expected stock price volatility over the expected term of the awards, and actual and projected employee stock option exercise behaviors. Prior to the Spin-Off, the fair value of the Company’s common stock was established by valuations of the Company’s stock, based on estimates developed by the Company, conducted for each respective date. The expected volatility is based on historical volatility of peer companies. The Company’s historical stock option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data, therefore, expected term is estimated using the simplified method, which computes expected term as the average of the sum of the vesting term plus the contract term. Historical data is used to estimate forfeitures. The risk-free interest rate is based on U.S. Treasury rates in effect during the corresponding period of grant.

The Company used the following weighted average assumptions in its BSM pricing model:

Year ended July 31,	2016
Expected term	6.0 years
Volatility	113%
Risk free interest rate	1.3%
Dividends	—
Grant date fair value	$3.71

A summary of the Company’s stock option activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2015	1,582	$0.85
Granted	16	4.42
Exercised	(100)	0.66
Cancelled/forfeited-unvested	(63)	0.41
Cancelled/expired-vested	—	—
Outstanding at July 31, 2016	1,435	$0.92	8.00	$4,647
Exercisable at July 31, 2016	1,394	$0.87	7.83	$4,588

The total intrinsic value of options exercised during the years ended July 31, 2016 and 2015 was $0.1 million and none, respectively. At July 31, 2016, there was $57,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock

As part of the Spin-Off, holders of IDT restricted Class B common stock and Deferred Stock Units (“DSUs”) received, in respect of those restricted shares and DSUs, one restricted share of the Company’s Class B common stock for every three restricted shares of IDT and one DSU of the Company for every three DSUs of IDT that they owned as of the record date for the Spin-Off. As such, 111,842 shares of restricted stock and 7,767 DSUs were issued (adjusted for forfeitures) pursuant to the terms of the 2016 Incentive Plan. Such restricted shares of the Company’s Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of the Company’s Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares. The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

Note 11—Related Party Transactions

Prior to the Spin-Off, IDT charged the Company for certain transactions and allocated routine expenses based on company specific items covered under a Master Services Agreement. This agreement provided for, among other things: (1) the allocation between the Company and IDT of employee benefits, taxes and other liabilities and obligations; (2) services to be provided by IDT relating to human resources and employee benefits administration; (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters; and (4) finance, accounting, tax, facilities and legal services to be provided by IDT to the Company. Following the Spin-Off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement. The services provided pursuant to the Transition Services Agreement include human resources, payroll, investor relations, legal, accounting, tax, financial systems, management consulting and foreign exchange risk management. The Transition Services Agreement has a twelve month term with automatic renewals for additional six month terms unless terminated by either party upon 90 days’ notice prior to the end of the then-current term. IDT’s charges are included in “Selling, general and administrative expense” in the consolidated statements of comprehensive income.

The change in the Company’s liability to IDT was as follows:

Years ended July 31, (in thousands)	2016	2015
Balance at beginning of year	$369	$489
Payments by IDT on behalf of the Company	2,122	1,982
Cash repayments, net of advances	(2,192)	(2,102)
Balance at end of year	$299	$369

Federal tax payments made by IDT on behalf of the Company totaled nil and $25,000 in the years ended July 31, 2016 and 2015, respectively.

In the years ended July 31, 2016 and 2015, the Company paid $141,000 and $76,000, respectively, to Appboy, Inc. for use of its customer relationship management and lifecycle marketing platform. The Chief Executive Officer and Co-Founder of Appboy, Inc. is a member of the Company’s Board of Directors.

Note 12—Business Segment and Geographic Information

The Company provides a content distribution platform, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. The Company’s platform enables consumers to personalize their mobile devices with free, high-quality ringtones, wallpapers, home screen app icons and notification sounds. The Company conducts business as one operating segment. There were no revenues from customers located outside of the United States in all periods presented.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

(in thousands)	United States	Foreign	Total
Long-lived assets, net:
July 31, 2016	$1,719	$247	$1,966
July 31, 2015	1,727	112	1,839
Total assets:
July 31, 2016	$8,576	$3,857	$12,433
July 31, 2015	5,305	3,047	8,352

Note 13—Revolving Credit Facility (Subsequent Event)

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The principal outstanding bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility, including the Company may not pay any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses.

Note 14—Defined Contribution Plan (Subsequent Event)

In September 2016, the Company adopted a 401(k) Plan, effective August 1, 2016, available to all employees meeting certain eligibility criteria. The Plan permits participants to elect pre-tax or after tax salary deferrals that will be contributed to the Plan, not to exceed the limits established by the Internal Revenue Code. The Plan provides for enhanced safe harbor employer matching contributions. All contributions made by participants and safe harbor matching contributions by the Company will be fully vested. The Company’s Class A common stock and Class B common stock are not investment options for elective deferrals by the Plan’s participants. However, matching contributions may be made in shares of the Company.

