Form 10-Q
period 2016-10-31
Zedge, Inc.
filed 2016-12-13
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 8, 2016, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares issued and outstanding
Class B common stock, $.01 par value:	8,867,110 shares issued and outstanding

ZEDGE, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2016	July 31, 2016
	(Unaudited)	(Note 1)
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$5,983	$5,978
Trade accounts receivable, net of allowance for doubtful accounts of $0 at October 31, 2016 and July 31, 2016	1,679	1,668
Prepaid expenses	192	210
Other current assets	332	107
Total current assets	8,186	7,963
Property and equipment, net	2,058	1,843
Goodwill	2,411	2,361
Other assets	262	266
Total assets	$12,917	$12,433
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$74	$36
Accrued expenses	1,835	1,487
Deferred revenue	8	15
Due to IDT Corporation	73	299
Total current liabilities	1,990	1,837
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at October 31, 2016 and July 31, 2016	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 8,865 and 8,819 shares issued and outstanding at October 31, 2016 and July 31, 2016, respectively	89	88
Additional paid-in capital	21,139	21,045
Accumulated other comprehensive loss	(744)	(817)
Accumulated deficit	(9,562)	(9,725)
Total stockholders’ equity	10,927	10,596
Total liabilities and stockholders’ equity	$12,917	$12,433

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,
	2016	2015
	(in thousands, except per share data)

Revenues	$2,383	$2,559
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	367	295
Selling, general and administrative	1,756	1,685
Depreciation and amortization	138	160
Write-off of capitalized software and technology development costs	9	—
Income from operations	113	419
Interest and other income	1	1
Net gain (loss) resulting from foreign exchange transactions	50	(55)
Income before income taxes	164	365
Provision for income taxes	(1)	(40)
Net income	163	325
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	73	(92)
Total other comprehensive income (loss)	73	(92)
Total comprehensive income	$236	$233
Earnings per share attributable to Zedge, Inc. common stockholders:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
Weighted-average number of shares used in calculation of earnings per share:
Basic	9,261	8,161
Diluted	10,458	8,934

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Operating activities
Net income	$163	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	160
Deferred income taxes	5	—
Stock-based compensation	27	6
Change in assets and liabilities:
Trade accounts receivable	(11)	(330)
Prepaid expenses and other current assets	(264)	(106)
Other assets	(2)	4
Trade accounts payable and accrued expenses	392	511
Due to IDT Corporation	(226)	(93)
Deferred revenue	(7)	(4)
Net cash provided by operating activities	215	473
Investing activities
Capitalized software and technology development costs and purchase of equipment	(349)	(183)
Net cash used in investing activities	(349)	(183)
Financing activities
Proceeds from exercise of stock options	124	—
Net cash provided by financing activities	124	—
Effect of exchange rates on cash and cash equivalents	15	(27)
Net increase in cash and cash equivalents	5	263
Cash and cash equivalents at beginning of period	5,978	2,170
Cash and cash equivalents at end of period	$5,983	$2,433

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017. The balance sheet at July 31, 2016 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent public company through a pro rata distribution of the Company’s common stock held by IDT to IDT’s stockholders (the “Spin-Off”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2017 refers to the fiscal year ending July 31, 2017).

Note 2—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2016
Assets:
Foreign exchange forward contracts	$—	$68	$—	$68

Liabilities:
Foreign exchange forward contracts	$—	$2	$—	$2

July 31, 2016
Assets:
Foreign exchange forward contracts	$—	$21	$—	$21

Liabilities:
Foreign exchange forward contracts	$—	$15	$—	$15

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at October 31, 2016 and July 31, 2016 included trade accounts receivable, trade accounts payable and due to IDT Corporation. The carrying amounts of the trade accounts receivable, trade accounts payable and due to IDT Corporation balances approximated fair value due to their short-term nature. This fair value estimate was classified as Level 2 of the fair value hierarchy.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar - NOK exchange rate. Subsequent to the Spin-Off, IDT is providing hedging services to Zedge pursuant to the Transition Services Agreement until such time Zedge is able to enter into foreign exchange contracts (see Notes 7 and 8). The Company does not apply hedge accounting to these contracts; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at October 31, 2016 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
November 2016	250,000	2,052,909
December 2016	1,000,000	8,464,667
January 2017	500,000	4,299,044
February 2017	500,000	4,235,537
March 2017	500,000	4,234,454
April 2017	250,000	2,067,554
May 2017	500,000	4,132,484

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	October 31, 2016	July 31, 2016
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Other current assets	$68	$21

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	October 31, 2016	July 31, 2016
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Accrued expenses	$2	$15

The effects of derivative instruments on the consolidated statements of comprehensive income were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended October 31,
Derivatives not designated or not qualifying as hedging instruments	Statement of Comprehensive Income Location	2016	2015
		(in thousands)
Foreign exchange forward contracts	Net gain (loss) resulting from foreign exchange transactions	$67	$(102)

Note 4—Accrued Expenses

Accrued expenses consist of the following:

	October 31, 2016	July 31, 2016
	(in thousands)
Accrued vacation	$516	$494
Accrued payroll taxes	492	210
Accrued payroll and bonuses	127	72
Accrued direct cost of revenues	7	111
Accrued advertising	209	242
Accrued income taxes	93	119
Other	391	239
Total accrued expenses	$1,835	$1,487

Note 5—Equity

Changes in the components of stockholders’ equity were as follows:

Three Months Ended October 31, 2016
(in thousands)
Balance, July 31, 2016	$10,596
Exercise of stock options	68
Stock-based compensation	27
Comprehensive income:
Net income	163
Foreign currency translation adjustments	73
Total comprehensive income	236
Balance, October 31, 2016	$10,927

Stock Options

In the three months ended October 31, 2016, the Company received proceeds of $67,579 from the exercise of stock options for which the Company issued 48,299 shares of its Class B common stock. In addition, in the three months ended October 31, 2016, the Company received proceeds of $56,840 from the exercise of stock options in fiscal 2016 which was recorded as a receivable as of July 31, 2016.

In September 2016, the Compensation Committee of the Company’s Board of Directors approved an equity grant of options to purchase 231,327 shares of the Company’s Class B common stock to its executive officers, a consultant and a non-executive employee. The options vest over a three year period. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense will be recognized on a straight-line basis over the vesting period.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2016	2015
	(in thousands)

Basic weighted-average number of shares	9,261	8,161
Effect of dilutive securities:
Stock options	1,079	773
Non-vested restricted Class B common stock	118	—
Diluted weighted-average number of shares	10,458	8,934

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Shares excluded from the calculation of diluted earnings per share	247	707

Note 7—Related Party Transactions

Prior to the Spin-Off, IDT charged the Company for certain transactions and allocated routine expenses based on company specific items covered under a Master Services Agreement. This agreement provided for, among other things: (1) the allocation between the Company and IDT of costs of employee benefits, taxes and other liabilities and obligations; (2) services provided by IDT relating to human resources and employee benefits administration; and (3) finance, accounting, tax, facilities and legal services to be provided by IDT to the Company. Following the Spin-Off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement. The services provided pursuant to the Transition Services Agreement include human resources, payroll, investor relations, legal, accounting, tax, financial systems, management consulting and foreign exchange risk management. The Transition Services Agreement has a twelve month term with automatic renewals for additional six month terms unless terminated by either party upon 90 days’ notice prior to the end of the then-current term. IDT’s charges are included in “Selling, general and administrative expense” in the consolidated statements of comprehensive income.

	Three Months Ended October 31,
	2016	2015
	(in thousands)

Payments by IDT on behalf of the Company	$477	$313
Cash repayments, net of advances	$(703)	$(406)

Note 8—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At October 31, 2016, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million under its revolving credit facility. The available borrowing under the revolving credit facility shall be reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which shall initially be 10%.

Note 9—Business Segment and Geographic Information

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

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
October 31, 2016	$1,935	$247	$2,182
July 31, 2016	1,719	247	1,966

Total assets:
October 31, 2016	$9,021	$3,896	$12,917
July 31, 2016	8,576	3,857	12,433

Note 10— Legal Proceeding and Tax Matters

Legal Proceedings

In March 2014, Saregama India, Limited filed a lawsuit against the Company before the Barasat District Court, seeking approximately $1,595,700 as damages and an injunction for copyright infringement. The main ground for the lawsuit was an allegation that the Company avails the plaintiff’s sound recordings through the Company’s platform with full knowledge that the sound recordings have been uploaded and are being communicated to the public without obtaining any license from the plaintiff. The Company believes that material liability on the matter is remote.

The Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Tax Audits

In September 2016, the Company was notified that the Zedge Europe AS tax returns for 2013 and 2014 were going to be audited by the tax authorities in Norway. The initial audit meeting took place in October 2016 and preliminary information was provided. No significant issues have been identified at this time. Amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than any accrued amount. Accordingly, provisions may be recorded in the future as estimates are revised or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Research and Development Credits

As of October 31, 2016, the Company has recorded a $0.2 million receivable from Norway’s SkatteFUNN government program designed to stimulate research and development in Norwegian trade and industry, which related to previous periods.

Note 11—Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on August 1, 2020. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc., collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

Overview

We provide one of the most popular content platforms, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. Today our platform enables consumers to personalize their mobile devices with free, high-quality ringtones, wallpapers, home screen app icons and notification sounds. Our smartphone app, available in Google Play and iTunes app stores, has been installed over 230 million times, has more than 31 million monthly active users and has averaged among the top 25 free applications in the Google Play store in the U.S. for the past seven years and in the top 15 most popular free apps in the iTunes Entertainment category. We have grown our user base without material investment in marketing, user acquisition or advertising.

We generate over 90% of our revenues from selling our advertising inventory to advertising networks/exchanges, real time bidding platforms, and game publishers. Advertising networks/exchanges are technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. Advertisers are attracted to us because of our sizable and growing user base and associated demographics and our focus on mobile phone personalization. The remainder of our revenue is primarily generated from managing and optimizing advertising inventory for a third-party app publisher, as well as revenue billing, collection and reporting with respect to the advertising.

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

We were formerly a majority-owned subsidiary of IDT Corporation, or IDT. On June 1, 2016, IDT’s interest in Zedge was spun-off by IDT to IDT’s stockholders and we became an independent public company through a pro rata distribution of our common stock held by IDT to IDT’s stockholders (the Spin-Off).

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2016. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to capitalized software and technology development costs, revenue recognition and goodwill. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2016.

Recently Issued Accounting Standards Not Yet Adopted

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

Results of Operations

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

	Three months ended October 31,		Change
	2016	2015	$	%
	(in thousands)
Revenues	$2,383	$2,559	$(176)	(6.9)%
Direct cost of revenues	367	295	72	24.4
Selling, general and administrative	1,756	1,685	71	4.2
Depreciation and amortization	138	160	(22)	(13.8)
Write-off of capitalized software and technology development costs	9	—	9	nm

Income from operations	113	419	(306)	(73.0)
Interest income	1	1	—	—
Net gain (loss) resulting from foreign exchange transactions	50	(55)	105	190.9
Provision for income taxes	(1)	(40)	39	97.5

Net income	$163	$325	$(162)	(49.8)%

nm—not meaningful

Revenues. Revenues decreased in the three months ended October 31, 2016 compared to the three months ended October 31, 2015 primarily due to a 10.7% decrease in our average revenue per monthly active user, or ARPMAU, to $0.0233 in three months ended October 31, 2016 from $0.0261 in the three months ended October 31, 2015. The ARPMAU decrease was primarily due to our app being temporarily removed from the iTunes Store in late January 2016 which lowered the revenue per user that we were able to generate as well as our decision to reduce our investments in Game Channel in mid-April 2016, which resulted in a decline in game installs where we are paid on a “cost per install” basis. The ARPMAU decrease was partially offset by growth of both Android and iOS users. Monthly Active Users, or MAU, increased by 2.6% to 31.6 million at October 31, 2016 from 30.8 million at October 31, 2015. MAU is a performance indicator that captures the number of unique users that opened our app in the previous 30-day period. Our install count, that is the number of times the Zedge app has been installed on devices, increased to 230.5 million at October 31, 2016 from 173.8 million a year ago.

The Zedge ringtones offering was re-introduced in iTunes in November 2016 in the U.S. and Canada before being released globally in December 2016. The new app was the culmination of our goal re-introducing our ringtone offering (modified to comply with iTunes requirements) to iPhone users after Apple pulled our Wallpaper and Ringtones app from the iTunes Store in January 2016. The new app complements our existing Wallpaper app for iPhones that was launched in March 2016.

Direct cost of revenues. The increase in direct cost of revenues in the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was attributable to the fees that we pay to third parties that provide us with internet hosting, content filtering and marketing automation services. The costs associated with content filtering and push notification marketing increased as a result of a new product offering from one of our vendors and because of expanding the addressable customer base that benefits from marketing automation services, respectively.

Selling, general and administrative expense.  Selling, general and administrative expense consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting and professional fees. The increase in selling, general and administrative expense in the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was mostly due to increases in accounting, tax and legal fees, which increased an aggregate of $0.2 million in the three months ended October 31, 2016 compared to the three months ended October 31, 2015. In addition, payroll and benefits expense decreased in the three months ended October 31, 2016 compared to the three months ended October 31, 2015 due to the recording, in the three months ended October 31, 2016, of a $0.2 million receivable from Norway’s SkatteFUNN government program designed to stimulate research and development in Norwegian trade and industry, which related to previous periods. Our headcount increased from 51 employees at October 31, 2015 to 59 employees at October 31, 2016.

Selling, general and administrative expense included stock-based compensation expense of $27,000 and $6,000 in the three months ended October 31, 2016 and 2015, respectively. At October 31, 2016, unrecognized compensation expense related to unvested stock-based compensation was an aggregate of $713,000. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting period that ends in 2019. In September 2016, the Compensation Committee of our Board of Directors approved an equity grant of options to purchase 231,327 shares of our Class B common stock to our executive officers, a consultant and a non-executive employee. The options vest over a three year period. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date.

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

Write-off of capitalized software and technology development costs. In the three months ended October 31, 2016, we decided not to launch a project that was in development. Since this abandoned project did not have any future benefit, we charged the capitalized software and technology development costs for the project to expense.

Net gain (loss) resulting from foreign exchange transactions. Net gain (loss) resulting from foreign exchange transactions are comprised of gains and losses generated from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar. In addition, in the three months ended October 31, 2016 and 2015, we had gains of $67,000 and losses of $102,000, respectively, from NOK hedging activities.

Provision for income taxes.  The decrease in the provision for income taxes in the three months ended October 31, 2016 compared to the three months ended October 31, 2015 was due to the jurisdiction in which income was earned in the three months ended October 31, 2016 compared to the three months ended October 31, 2015 and our ability to use net operating losses in those jurisdictions.

Liquidity and Capital Resources

General

At October 31, 2016, we had cash and cash equivalents of $6.0 million and working capital (current assets less current liabilities) of $6.1 million. We currently expect that our cash and cash equivalents on hand, and our cash from operations will be sufficient to meet our anticipated cash requirements during the twelve months ending October 31, 2017.

	Three months ended October 31,
	2016	2015
	(in thousands)
Cash flows provided by (used in):
Operating activities	$215	$473
Investing activities	(349)	(183)
Financing activities	124	—
Effect of exchange rates on cash and cash equivalents	15	(27)
Increase in cash and cash equivalents	$5	$263

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the three months ended October 31, 2016 and 2015 was primarily due to the continued growth in our revenues. We anticipate that our total operating costs will increase by $750,000 to $900,000 per year as a result of being a public reporting company. Several of the costs included in this estimated range are preliminary, subject to negotiation, and may vary from the estimates when finalized.

In September 2016, we were notified that the Zedge Europe AS tax returns for 2013 and 2014 were going to be audited by the tax authorities in Norway. The initial audit meeting took place in October 2016 and preliminary information was provided. No significant issues have been identified at this time. Amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amount. Accordingly, provisions may be recorded in the future as estimates are revised or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Cash used in investing activities in the three months ended October 31, 2016 and 2015 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

We received proceeds of $67,579 from the exercise of stock options in the three months ended October 31, 2016 for which we issued 48,299 shares of our Class B common stock. In addition, in the three months ended October 31, 2016, we received proceeds of $56,840 from the exercise of stock options in fiscal 2016 which was recorded as a receivable as of July 31, 2016. No stock options were exercised in the three months ended October 31, 2015.

As of September 27, 2016, we entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At October 31, 2016, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million under our revolving credit facility. The available borrowing under the revolving credit facility shall be reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which shall initially be 10%.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable were $1.7 million at October 31, 2016 and $1.7 million at July 31, 2016. Our cash collections during the three months ended October 31, 2016 and 2015 were $2.6 million and $2.7 million, respectively.

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

In the three months ended October 31, 2016, three customers represented 52%, 15% and 13% of our revenue, and in the three months ended October 31, 2015, two customers represented 46%, and 24% of our revenue. At October 31, 2016, one customer represented 63% of our accounts receivable balance, and at July 31, 2016, one customer represented 62% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At October 31, 2016, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2016.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, we have begun the process of documenting, reviewing and, as appropriate, improving our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second Annual Report on Form 10-K (which will be due in October 2017).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Zedge, Inc.

December 13, 2016	By:	/s/ Tom Arnoy
Tom Arnoy
Chief Executive Officer

December 13, 2016	By:	/s/ Jonathan Reich
Jonathan Reich
Chief Financial Officer

