Form 10-Q
period 2017-01-31
Zedge, Inc.
filed 2017-03-17
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 10, 2017, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	9,119,363 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2017	July 31, 2016
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,604	$5,978
Trade accounts receivable, net of allowance for doubtful accounts of $0 at January 31, 2017 and July 31, 2016	1,617	1,668
Prepaid expenses	192	210
Other current assets	326	107
Total current assets	7,739	7,963
Property and equipment, net	2,271	1,843
Goodwill	2,403	2,361
Other assets	262	266
Total assets	$12,675	$12,433
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$30	$36
Accrued expenses	1,824	1,487
Deferred revenue	1	15
Due to IDT Corporation	77	299
Total current liabilities	1,932	1,837
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at January 31, 2017 and July 31, 2016	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 9,114 and 8,819 shares issued and outstanding at January 31, 2017 and July 31, 2016, respectively	91	88
Additional paid-in capital	21,294	21,045
Accumulated other comprehensive loss	(758)	(817)
Accumulated deficit	(9,889)	(9,725)
Total stockholders’ equity	10,743	10,596
Total liabilities and stockholders’ equity	$12,675	$12,433

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues	$2,572	$3,530	$4,955	$6,089
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	412	310	780	605
Selling, general and administrative	2,314	1,781	4,070	3,466
Depreciation and amortization	184	156	322	317
Write-off of capitalized software and technology development costs	—	—	9	—
(Loss) income from operations	(338)	1,283	(226)	1,701
Interest and other income	7	1	8	2
Net (loss) gain resulting from foreign exchange transactions	(17)	(106)	33	(161)
(Loss) income before income taxes	(348)	1,178	(185)	1,542
Benefit from (provision for) income taxes	22	(67)	21	(106)
Net (loss) income	(326)	1,111	(164)	1,436
Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	(14)	(68)	59	(159)
Total other comprehensive (loss) income	(14)	(68)	59	(159)
Total comprehensive (loss) income	$(340)	$1,043	$(105)	$1,277

(Loss) earnings per share attributable to Zedge, Inc. common stockholders:
Basic	$(0.03)	$0.14	$(0.02)	$0.18
Diluted	$(0.03)	$0.12	$(0.02)	$0.16

Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	9,413	8,161	9,337	8,161
Diluted	9,413	8,962	9,337	8,948

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2017	2016
	(in thousands)
Operating activities
Net (loss) income	$(164)	$1,436
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	322	317
Deferred income taxes	5	—
Stock-based compensation	143	9
Write-off of capitalized software and technology development costs	9	—
Change in assets and liabilities:
Trade accounts receivable	51	(728)
Prepaid expenses and other current assets	(258)	60
Other assets	(2)	6
Trade accounts payable and accrued expenses	335	333
Due to IDT Corporation	(222)	(5)
Deferred revenue	(14)	—
Net cash provided by operating activities	205	1,428
Investing activities
Capitalized software and technology development costs and purchase of equipment	(757)	(344)
Net cash used in investing activities	(757)	(344)
Financing activities
Proceeds from exercise of stock options	166	—
Net cash provided by financing activities	166	—
Effect of exchange rate changes on cash and cash equivalents	12	(61)
Net (decrease) increase in cash and cash equivalents	(374)	1,023
Cash and cash equivalents at beginning of period	5,978	2,170
Cash and cash equivalents at end of period	$5,604	$3,193

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017. The balance sheet at July 31, 2016 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Note 2—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2017
Assets:
Foreign exchange forward contracts	$—	$44	$—	$44
Liabilities:
Foreign exchange forward contracts	$—	$—	$—	$—
July 31, 2016
Assets:
Foreign exchange forward contracts	$—	$21	$—	$21
Liabilities:
Foreign exchange forward contracts	$—	$15	$—	$15

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at January 31, 2017 and July 31, 2016 included trade accounts receivable, trade accounts payable and due to IDT Corporation. The carrying amounts of the trade accounts receivable, trade accounts payable and due to IDT Corporation balances approximated fair value due to their short-term nature. This fair value estimate was classified as Level 2 of the fair value hierarchy.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar - NOK exchange rate. Subsequent to the Spin-Off and until November 2016, IDT provided hedging services to the Company pursuant to the Transition Services Agreement (see Note 7). As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 8). The Company does not apply hedge accounting to these contracts; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at January 31, 2017 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
February 2017	500,000	4,235,537
March 2017	500,000	4,234,454
April 2017	250,000	2,067,554
May 2017	500,000	4,132,484
June 2017*	500,000	4,179,494
July 2017*	500,000	4,179,038

* Entered into pursuant to the Foreign Exchange Agreement with Western Alliance Bank.

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	January 31, 2017	July 31, 2016
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Other current assets	$44	$21

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	January 31, 2017	July 31, 2016
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Accrued expenses	$—	$15

The effects of derivative instruments on the consolidated statements of comprehensive (loss) income were as follows:

		Amount of Loss Recognized on Derivatives
		Three Months Ended January 31,		Six Months Ended January 31,
Derivatives not designated or not qualifying as hedging instruments	Location of Loss Recognized on Derivatives	2017	2016	2017	2016
		(in thousands)
Foreign exchange forward contracts	Net loss (gain) resulting from foreign exchange transactions	$(110)	$(123)	$(43)	$(225)

Note 4—Accrued Expenses

Accrued expenses consist of the following:

	January 31, 2017	July 31, 2016
	(in thousands)
Accrued vacation	$601	$494
Accrued payroll taxes	274	210
Accrued payroll and bonuses	76	72
Accrued direct cost of revenues	5	111
Accrued advertising	294	242
Accrued income taxes	69	119
Other	505	239

Total accrued expenses	$1,824	$1,487

Note 5—Equity

Changes in the components of equity were as follows:

Six Months Ended January 31, 2017
(in thousands)
Balance, July 31, 2016	$10,596
Exercise of stock options	109
Stock-based compensation	143
Comprehensive loss:
Net loss	(164)
Foreign currency translation adjustments	59
Total comprehensive loss	(105)
Balance, January 31, 2017	$10,743

Stock Options

In the six months ended January 31, 2017, the Company received proceeds of $109,335 from the exercise of stock options for which the Company issued 277,200 shares of its Class B common stock. In addition, in the six months ended January 31, 2017, the Company received proceeds of $56,840 from the exercise of stock options in fiscal 2016 which was recorded as a receivable as of July 31, 2016.

In September 2016, the Compensation Committee of the Company’s Board of Directors approved an equity grant of options to purchase 231,327 shares of the Company’s Class B common stock to its executive officers, a consultant and a non-executive employee. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is recognized on a straight-line basis over the vesting period.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Basic weighted-average number of shares	9,413	8,161	9,337	8,161
Effect of dilutive securities:
Stock options	—	801	—	787
Non-vested restricted Class B common stock	—	—	—	—
Diluted weighted-average number of shares	9,413	8,962	9,337	8,948

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Stock options	1,434	707	1,434	707
Non-vested restricted Class B common stock	53	—	53	—
Shares excluded from the calculation of diluted earnings per share	1,487	707	1,487	707

For the three and six months ended January 31, 2017, the diluted earnings per share equals basic earnings per share because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive. For the three and six months ended January 31, 2016, outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the periods.

Note 7—Related Party Transactions

Prior to the Spin-Off, IDT charged the Company for certain transactions and allocated routine expenses based on company specific items covered under a Master Services Agreement. This agreement provided for, among other things: (1) the allocation between the Company and IDT of costs of employee benefits, taxes and other liabilities and obligations; (2) services provided by IDT relating to human resources and employee benefits administration; and (3) finance, accounting, tax, facilities and legal services provided by IDT to the Company. Following the Spin-Off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement. The services provided pursuant to the Transition Services Agreement include human resources, payroll, investor relations, legal, accounting, tax, financial systems, management consulting and foreign exchange risk management. The Transition Services Agreement has a twelve-month term (expiring May 31, 2017) with automatic renewals for additional six month terms unless terminated by either party upon 90 days’ notice prior to the end of the then-current term. IDT’s charges are included in “Selling, general and administrative expense” in the consolidated statements of comprehensive (loss) income.

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Payments by IDT on behalf of the Company	$161	$552	$638	$865
Cash repayments, net of advances	$(157)	$(464)	$(860)	$(870)

Note 8—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At January 31, 2017, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. The available borrowing under the revolving credit facility shall be reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10%. In December 2016, the applicable foreign exchange reserve percentage was changed so that major currency forward contracts less than six months tenor is set at 10% and for contracts over six months tenor, 12.5%. As of January 31, 2017, there was $1.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility (and no contracts of greater than six months tenor) which reduced the available borrowing under the revolving credit facility by $100,000.

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

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
January 31, 2017	$2,146	$250	$2,396
July 31, 2016	1,719	247	1,966

Total assets:
January 31, 2017	$7,780	$4,895	$12,675
July 31, 2016	8,576	3,857	12,433

Note 10—Legal Proceeding and Tax Matters

Legal Proceedings

In March 2014, Saregama India, Limited filed a lawsuit against the Company before the Barasat District Court, seeking approximately $1,595,700 as damages and an injunction for copyright infringement. The main ground for the lawsuit was an allegation that the Company avails the plaintiff’s sound recordings through the Company’s platform with full knowledge that the sound recordings have been uploaded and are being communicated to the public without obtaining any license from the plaintiff. The Company believes that the possibility of it bearing material liability on the matter is remote.

The Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Tax Audits

In September 2016, the Company was notified that the Zedge Europe AS tax returns for 2012 through 2016 were going to be audited by the tax authorities in Norway. The initial audit meeting took place in October 2016 and the audit is progressing. No significant issues have been identified at this time. Amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than any accrued amount. Accordingly, provisions may be recorded in the future as estimates are revised or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Research and Development Credits

As of October 31, 2016, the Company recorded a $0.2 million receivable from Norway’s SkatteFUNN government program designed to stimulate research and development in Norwegian trade and industry, which related to previous periods. At January 31, 2017, the balance was $0.3 million, which was included in “Other current assets” in the consolidated balance sheet.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company is required to adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements and has not yet selected an adoption date or a transition method. The Company cannot reasonably estimate the impact that the adoption of the standard will have on its consolidated financial statements.

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

Overview

We provide one of the most popular content platforms, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. Today our platform enables consumers to personalize their mobile devices with free, high-quality ringtones, wallpapers, home screen app icons, widgets and notification sounds. Our smartphone app, available in Google Play and iTunes app stores, has been installed over 246 million times, has more than 33 million monthly active users and has averaged among the top 25 free applications in the Google Play store in the U.S. for the past seven years and in the top 15 most popular free apps in the iTunes Entertainment category. To date, we have grown our user base without material investment in marketing, user acquisition or advertising.

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

A key element in maintaining our position is our ability to meet user’s expectations, which necessitates retaining employees with solid educational and professional credentials who are passionate about our mission to serve as a medium for self-expression.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to capitalized software and technology development costs, revenue recognition and goodwill. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We are required to adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements and have not yet selected an adoption date or a transition method. We cannot reasonably estimate the impact that the adoption of the standard will have on our consolidated financial statements.

Results of Operations

Three and Six Months Ended January 31, 2017 Compared to Three and Six Months Ended January 31, 2016

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands)
Revenues	$2,572	$3,530	$(958)	(27.1)%	$4,955	$6,089	$(1,134)	(18.6)%
Direct cost of revenues	412	310	102	32.9	780	605	175	28.9
Selling, general and administrative	2,314	1,781	533	29.9	4,070	3,466	604	17.4
Depreciation and amortization	184	156	28	17.9	322	317	5	1.6
Write-off of capitalized software and technology development costs.	—	—	—	—	9	—	9	nm
(Loss) income from operations	(338)	1,283	(1,621)	(126.3)	(226)	1,701	(1,927)	(111.3)
Interest and other income	7	1	6	600.0	8	2	6	300.0
Net (loss) gain resulting from foreign exchange transactions	(17)	(106)	89	84.0	33	(161)	194	120.5
Benefit from (provision for) from income taxes	22	(67)	89	132.8	21	(106)	127	119.8
Net (loss) income	$(326)	$1,111	$(1,437)	(129.3)%	$(164)	$1,436	$(1,600)	(111.4)%

nm—not meaningful

Revenues. Revenues decreased in the three and six months ended January 31, 2017 compared to the same periods in fiscal 2016 primarily due to a 26.6% and 19.2% decrease in our average revenue per monthly active user, or ARPMAU, to $0.0237 from $0.0323 in the three months ended January 31, 2017 and 2016, respectively, and to $0.0236 from $0.0292 in the six months ended January 31, 2017 and 2016, respectively. The ARPMAU decrease was primarily due to our app being temporarily removed from the iTunes Store in late January, 2016 which lowered the revenue per user that we were able to generate, as well as our decision to reduce our investments in our Game Channel in mid-April 2016, which resulted in a decline in game installs for which we are paid on a “cost per install” basis. In addition, the decrease was also attributable to user growth accelerating at a faster past in emerging markets when compared to the U.S. negatively impacting ARPMAU due to advertising rates being lower in the less well developed economies.

Also, we experienced lower advertising eCPMs (“effective cost per thousand impressions”) than expected when compared to last year due to what we believe to be a shift in advertising budgets allocating more spend for video and/or native ad units vs. static ad units like banners and interstitials. Due to user concerns and the current nature of our product we have limited amounts of higher value ad formats although we have recently started addressing this by testing new, higher value ad formats that do not negatively impact on the user experience. Monthly Active Users, or MAU during the last 30 days of the quarter, decreased by 0.6% to 33.4 million at January 31, 2017 from 33.6 million at January 31, 2016. We have several initiatives underway focused on content discovery and availability which we believe will improve user growth, engagement and retention. In addition, we are releasing new features and investing in product marketing across both the Android and iOS apps in order to reverse the downturn we experienced on a year-over-year basis. MAU is a performance indicator that captures the number of unique users that opened our app in the previous 30-day period. Our install count, that is the number of times the Zedge app has been installed on devices, increased to 246.3 million at January 31, 2017 from 189.1 million a year ago.

Zedge introduced a standalone wallpaper app in iTunes in March 2016 and a standalone ringtone app in iTunes in December 2016. The rollout of these individual apps was done in order to both fully comply with iTunes terms and conditions as well as mitigate risk considering that iTunes removed our bundled ringtone and wallpaper app in January 2016 leaving us with no market offering for many months. In mid-December 2016, we launched a new ad strategy with our Wallpaper and Ringtones apps, intended to improve user engagement.

Direct cost of revenues. The increase in direct cost of revenues in the three and six months ended January 31, 2017 compared to the same periods in fiscal 2016 was attributable to the fees that we pay to third parties that provide us with internet hosting, content serving and filtering and marketing automation services. The costs associated with content serving and filtering and push notification marketing increased as a result of a new product offering from one of our vendors and because of expanding the addressable customer base that benefits from marketing automation services, respectively.

Selling, general and administrative expense. Selling, general and administrative expense consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting and professional fees. The increase in selling, general and administrative expense in the three and six months ended January 31, 2017 compared to the same periods in fiscal 2016 was mostly due to increases in payroll and benefits, accounting, tax and legal fees. The increase was partially offset by a reduction in benefits expense in the six months ended January 31, 2017 due to the recording of a $0.2 million receivable from Norway’s SkatteFUNN government program designed to encourage research and development in Norwegian trade and industry, which related to previous periods. In addition, our headcount increased from 53 employees at January 31, 2016 to 61 employees at January 31, 2017.

Selling, general and administrative expense included stock-based compensation expense of $117,000 and $3,000 in the three months ended January 31, 2017 and 2016, respectively, and $143,000 and $9,000 in the six months ended January 31, 2017 and 2016, respectively. At January 31, 2017, unrecognized compensation expense related to unvested stock-based compensation was an aggregate of $711,000. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting period that ends in 2020. In September 2016, the Compensation Committee of our Board of Directors approved an equity grant of options to purchase 231,327 shares of our Class B common stock to our executive officers, a consultant and a non-executive employee. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is recognized on a straight-line basis over the vesting period.

While many of the costs of being a public company were already borne by us either directly or by allocation of corporate overhead from IDT, those expenses were allocated among all of IDT’s operations, and we need to have the proper infrastructure in place to perform the necessary, legal, treasury, accounting, internal audit and reporting functions. We anticipate our total costs will increase by $750,000 to $900,000 per year as a result of the Spin-Off. Several of the costs included in this estimated range are preliminary, subject to negotiation, and may vary from the estimates when finalized.

Depreciation and amortization. Depreciation and amortization consists mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

Write-off of capitalized software and technology development costs. In the six months ended January 31, 2017, we decided not to launch a project that was in development. Since this abandoned project did not have any future benefit, we charged the capitalized software and technology development costs for the project to expense.

Net (loss) gain resulting from foreign exchange transactions. Net (loss) gain resulting from foreign exchange transactions are comprised of losses and gains generated from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar, including gains or losses from our NOK hedging activities. In the three months ended January 31, 2017 and 2016, we had losses of $110,000 and $123,000, respectively, from NOK hedging activities, and in the six months ended January 31, 2017 and 2016, we had losses of $43,000 and $225,000, respectively, from NOK hedging activities.

Benefit from (Provision for) income taxes. The decrease in the provision for income taxes in the three and six months ended January 31, 2017 compared to the same periods in fiscal 2016 was due to the jurisdiction in which income was earned in the three and six months ended January 31, 2017 compared to the same periods in fiscal 2016 and our ability to use net operating losses in those jurisdictions.

Liquidity and Capital Resources

General

At January 31, 2017, we had cash and cash equivalents of $5.6 million and working capital (current assets less current liabilities) of $5.8 million. We currently expect that our cash and cash equivalents on hand, and our cash from operations will be sufficient to meet our anticipated cash requirements during the twelve months ending January 31, 2018.

	Six months ended January 31,
	2017	2016
	(in thousands)
Cash flows provided by (used in):
Operating activities	$205	$1,428
Investing activities	(757)	(344)
Financing activities	166	—
Effect of exchange rates on cash and cash equivalents	12	(61)
(Decrease) increase in cash and cash equivalents	$(374)	$1,023

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the six months ended January 31, 2017 and 2016 was primarily due to the revenues generated from our service offerings. We anticipate that our total operating costs will increase by $750,000 to $900,000 per year as a result of being a public reporting company. Several of the costs included in this estimated range are preliminary, subject to negotiation, and may vary from the estimates when finalized.

In September 2016, we were notified that the Zedge Europe AS tax returns for 2012 through 2016 were going to be audited by the tax authorities in Norway. The initial audit meeting took place in October 2016 and the audit is progressing. No significant issues have been identified at this time. Amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amount. Accordingly, provisions may be recorded in the future as estimates are revised or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Cash used in investing activities in the six months ended January 31, 2017 and 2016 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

We received proceeds of $109,335 from the exercise of stock options in the six months ended January 31, 2017 in connection with which we issued 277,200 shares of our Class B common stock. In addition, in the six months ended January 31, 2017, we received proceeds of $56,840 from the exercise of stock options in fiscal 2016 which was recorded as a receivable as of July 31, 2016. No stock options were exercised in the six months ended January 31, 2016.

As of September 27, 2016, we entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At January 31, 2017, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. The available borrowing under the revolving credit facility shall be reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10%. In December 2016, the applicable foreign exchange reserve percentage was changed so that major currency forward contracts less than six months tenor is set at 10% and for contracts over six months tenor, 12.5%. As of January 31, 2017, there was $1.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility (and no contracts of greater than six months tenor) which reduced the available borrowing under the revolving credit facility by $100,000.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable were $1.6 million at January 31, 2017 and $1.7 million at July 31, 2016. Our cash collections during the six months ended January 31, 2017 and 2016 were $5.5 million and $6.4 million, respectively.

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

In the six months ended January 31, 2017, three customers represented 49%, 18% and 11% of our revenue, and in the six months ended January 31, 2016, three customers represented 47%, 22% and 12% of our revenue. At January 31, 2017, two customers represented 60% and 11% of our accounts receivable balance, and at July 31, 2016, one customer represented 62% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At January 31, 2017, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, we have begun the process of documenting, reviewing and, as appropriate, improving our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second Annual Report on Form 10-K (which will be due in October 2017).

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

ZEDGE, INC.

March 17, 2017	By:	/s/ Tom Arnoy
Tom Arnoy Chief Executive Officer

March 17, 2017	By:	/s/ Jonathan Reich
Jonathan Reich Chief Financial Officer

