Form 10-Q
period 2017-04-30
Zedge, Inc.
filed 2017-06-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 8, 2017, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	9,122,863 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2017	July 31, 2016
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$5,082	$5,978
Trade accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2017 and July 31, 2016	1,790	1,668
Prepaid expenses	131	210
Other current assets	313	107
Total current assets	7,316	7,963
Property and equipment, net	2,586	1,843
Goodwill	2,325	2,361
Other assets	260	266
Total assets	$12,487	$12,433
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$45	$36
Accrued expenses	1,916	1,487
Deferred revenue	1	15
Due to IDT Corporation	56	299
Total current liabilities	2,018	1,837

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at April 30, 2017 and July 31, 2016	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 9,123 and 8,819 shares issued and outstanding at April 30, 2017 and July 31, 2016, respectively	91	88
Additional paid-in capital	21,380	21,045
Accumulated other comprehensive loss	(879)	(817)
Accumulated deficit	(10,128)	(9,725)
Total stockholders’ equity	10,469	10,596
Total liabilities and stockholders’ equity	$12,487	$12,433

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues	$2,530	$2,573	$7,485	$8,661
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	406	327	1,186	932
Selling, general and administrative	2,151	1,850	6,222	5,316
Depreciation and amortization	166	153	487	470
Write-off of capitalized software and technology development costs	—	—	9	—
(Loss) income from operations	(193)	243	(419)	1,943
Interest and other income (loss)	6	(1)	14	2
Net (loss) gain resulting from foreign exchange transactions	(52)	130	(19)	(31)
(Loss) income before income taxes	(239)	372	(424)	1,914
(Provision for) benefit from income taxes	—	(46)	21	(152)
Net (loss) income	(239)	326	(403)	1,762
Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	(121)	266	(62)	107
Total other comprehensive (loss) income	(121)	266	(62)	107
Total comprehensive (loss) income	$(360)	$592	$(465)	$1,869

(Loss) earnings per share attributable to Zedge, Inc. common stockholders:
Basic	$(0.02)	$0.04	$(0.04)	$0.22
Diluted	$(0.02)	$0.04	$(0.04)	$0.20
Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	9,595	8,199	9,423	8,174
Diluted	9,595	9,186	9,423	9,027

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2017	2016
	(in thousands)
Operating activities
Net (loss) income	$(403)	$1,762
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	487	470
Deferred income taxes	4	—
Stock-based compensation	209	10
Write-off of capitalized software and technology development costs	9	—
Change in assets and liabilities:
Trade accounts receivable	(122)	(158)
Prepaid expenses and other current assets	(184)	6
Other assets	2	(13)
Trade accounts payable and accrued expenses	442	305
Due to IDT Corporation	(243)	89
Deferred revenue	(14)	(1)
Net cash provided by operating activities	187	2,470
Investing activities
Capitalized software and technology development costs and purchase of equipment	(1,240)	(680)
Net cash used in investing activities	(1,240)	(680)
Financing activities
Proceeds from exercise of stock options	167	9
Net cash provided by financing activities	167	9
Effect of exchange rate changes on cash and cash equivalents	(10)	7
Net (decrease) increase in cash and cash equivalents	(896)	1,806
Cash and cash equivalents at beginning of period	5,978	2,170
Cash and cash equivalents at end of period	$5,082	$3,976

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017. The balance sheet at July 31, 2016 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Note 2—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2017
Assets:
Foreign exchange forward contracts	$—	$—	$—	$—
Liabilities:
Foreign exchange forward contracts	$—	$44	$—	$44
July 31, 2016
Assets:
Foreign exchange forward contracts	$—	$21	$—	$21
Liabilities:
Foreign exchange forward contracts	$—	$15	$—	$15

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at April 30, 2017 and July 31, 2016 included trade accounts receivable, trade accounts payable and due to IDT Corporation. The carrying amounts of the trade accounts receivable, trade accounts payable and due to IDT Corporation balances approximated fair value due to their short-term nature. This fair value estimate was classified as Level 2 of the fair value hierarchy.

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

The outstanding contracts at April 30, 2017 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
May 2017	500,000	4,132,484
June 2017*	500,000	4,179,494
July 2017*	500,000	4,179,038

* Entered into pursuant to the Foreign Exchange Agreement with Western Alliance Bank.

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	April 30, 2017	July 31, 2016
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Other current assets	$—	$21

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	April 30, 2017	July 31, 2016
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Accrued expenses	$44	$15

The effects of derivative instruments on the consolidated statements of comprehensive (loss) income were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended April 30,		Nine Months Ended April 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2017	2016	2017	2016
		(in thousands)
Foreign exchange forward contracts	Net (loss) gain resulting from foreign exchange transactions	$(92)	$156	$(68)	$(68)

Note 4—Accrued Expenses

Accrued expenses consist of the following:

	April 30, 2017	July 31, 2016
	(in thousands)
Accrued vacation	$653	$494
Accrued payroll taxes	459	210
Accrued payroll and bonuses	156	72
Accrued direct cost of revenues	6	111
Accrued advertising	175	242
Accrued income taxes	65	119
Other	402	239
Total accrued expenses	$1,916	$1,487

Note 5—Equity

Changes in the components of equity were as follows:

Nine Months Ended April 30, 2017
(in thousands)
Balance, July 31, 2016	$10,596
Exercise of stock options	110
Stock-based compensation	209
Stock issued for matching contributions to the 401(k) Plan	19
Comprehensive loss:
Net loss	(403)
Foreign currency translation adjustments	(62)
Total comprehensive loss	(465)
Balance, April 30, 2017	$10,469

Stock Options

In the nine months ended April 30, 2017, the Company received proceeds of $109,790 from the exercise, during that period, of stock options for which the Company issued 280,700 shares of its Class B common stock. In addition, in the nine months ended April 30, 2017, the Company received proceeds of $56,840 from the exercise, in fiscal 2016, of stock options which was recorded as a receivable as of July 31, 2016.

In September 2016, the Compensation Committee of the Company’s Board of Directors approved the grant of options to purchase 231,327 shares of the Company’s Class B common stock to its executive officers, a consultant and a non-executive employee. The options vest over a three-year period from grant. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Basic weighted-average number of shares	9,595	8,199	9,423	8,174
Effect of dilutive securities:
Stock options	—	987	—	853
Non-vested restricted Class B common stock	—	—	—	—
Diluted weighted-average number of shares	9,595	9,186	9,423	9,027

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Stock options	1,431	—	1,431	472
Non-vested restricted Class B common stock	53	—	53	—
Shares excluded from the calculation of diluted earnings per share	1,484	—	1,484	472

For the three and nine months ended April 30, 2017, the diluted earnings per share equals basic earnings per share because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive. For the nine months ended April 30, 2016, outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Payments by IDT on behalf of the Company	$160	$454	$798	$1,319

Cash repayments, net of advances	$(181)	$(360)	$(1,041)	$(1,230)

Note 8—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At April 30, 2017, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. As of April 30, 2017, there were $1.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and no contracts of greater than six months tenor, which reduced the available borrowing under the revolving credit facility by $100,000.

Note 9—Business Segment and Geographic Information

The Company provides a content platform, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. The Company’s platform enables consumers to personalize their mobile devices with free, high quality ringtones, wallpapers, home screen app icons and notification sounds. The Company conducts business as one operating segment. There were no revenues from customers located outside of the United States in all periods presented.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
April 30, 2017	$2,462	$244	$2,706
July 31, 2016	1,719	247	1,966

Total assets:
April 30, 2017	$8,884	$3,603	$12,487
July 31, 2016	8,576	3,857	12,433

Note 10—Legal Proceeding and Tax Matters

Legal Proceedings

In March 2014, Saregama India, Limited filed a lawsuit against the Company before the Barasat District Court, seeking approximately $1.6 million as damages and an injunction for copyright infringement. The main ground for the lawsuit was an allegation that the Company avails the plaintiff’s sound recordings through the Company’s platform with full knowledge that the sound recordings have been uploaded and are being communicated to the public without obtaining any license from the plaintiff. The Company believes that the possibility of it bearing material liability on the matter is remote.

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

Research and Development Credits

As of October 31, 2016, the Company recorded a $0.2 million receivable from Norway’s SkatteFUNN government program designed to stimulate research and development in Norwegian trade and industry, which related to previous periods. At April 30, 2017, the balance was $0.3 million, which was included in “Other current assets” in the consolidated balance sheet.

Note 11—Recently Issued Accounting Standards Not Yet Adopted

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. The Company will adopt the amendments in this ASU on August 1, 2018. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

In January 2017, the FASB issued an ASU that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Early adoption of this standard is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company intends to adopt this standard for its goodwill impairment test to be performed in fiscal 2017.

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

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company will adopt the new standard on August 1, 2017. The Company does not expect that the adoption of the new standard will have a significant impact on its consolidated financial statements.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company is required to adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements and has not yet selected an adoption date or a transition method. The Company cannot reasonably estimate the impact that the adoption of the standard will have on its consolidated financial statements.

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

Overview

We provide one of the most popular content platforms, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. Today our platform enables consumers to personalize their mobile devices with free, high-quality ringtones, wallpapers, home screen app icons, widgets and notification sounds. Our smartphone app, available in Google Play and iTunes app stores, has been installed over 260 million times, has more than 31 million monthly active users and has averaged among the top 25 free applications in the Google Play store in the U.S. for the past seven years and in the top 15 most popular free apps in the iTunes Entertainment category. To date, we have grown our user base without material investment in marketing, user acquisition or advertising.

We generate over 90% of our revenues from selling our advertising inventory to advertising networks/exchanges, real time bidding platforms, and game publishers. Advertising networks/exchanges are technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. Advertisers are attracted to us because of our sizable user base and our focus on mobile phone personalization. The remainder of our revenue is primarily generated from managing and optimizing advertising inventory for a third-party app publisher, as well as revenue billing, collection and reporting with respect to the advertising.

A key element in maintaining our position is our ability to meet user’s expectations, which necessitates retaining employees with solid educational and professional credentials who are passionate about our mission to serve as a medium for self-expression.

Our ability to continue attracting advertisers depends on the growth and demographics of our user base, increased app usage and improved retention. These will require continued investment in product, technology and marketing. Our growth plan also relies on improved monetization techniques and selective strategic investments and acquisitions.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2017, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. We will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. We will adopt the amendments in this ASU on August 1, 2018. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In January 2017, the FASB issued an ASU that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Early adoption of this standard is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We intend to adopt this standard for its goodwill impairment test to be performed in fiscal 2017.

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

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We will adopt the new standard on August 1, 2017. We do not expect that the adoption of the new standard will have a significant impact on our consolidated financial statements.

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

Results of Operations

Three and Nine Months Ended April 30, 2017 Compared to Three and Nine Months Ended April 30, 2016

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands)
Revenues	$2,530	$2,573	$(43)	(1.7)%	$7,485	$8,661	$(1,176)	(13.6)%
Direct cost of revenues	406	327	79	24.2	1,186	932	254	27.3
Selling, general and administrative	2,151	1,850	301	16.3	6,222	5,316	906	17.0
Depreciation and amortization	166	153	13	8.5	487	470	17	3.6
Write-off of capitalized software and technology development costs.	—	—	—	—	9	—	9	nm

(Loss) income from operations	(193)	243	(436)	(179.4)	(419)	1,943	(2,362)	(121.6)
Interest and other income (expense)	6	(1)	7	700.0	14	2	12	600.0
Net (loss) gain resulting from foreign exchange transactions	(52)	130	(182)	(140.0)	(19)	(31)	12	38.7
(Provision for) benefit from income taxes	—	(46)	46	100.0	21	(152)	173	113.8

Net (loss) income	$(239)	$326	$(565)	(173.3)%	$(403)	$1,762	$(2,165)	(122.9)%

nm—not meaningful

Revenues. Revenues decreased slightly in the three months ended April 30, 2017 compared to the same period in fiscal 2016 due to a combination of factors including the continued negative impact from having been removed from the iTunes store in early 2016; our decision to reduce our investments in our Game Channel in mid-April 2016, which resulted in a decline in game installs for which we are paid on a “cost per install” basis; a decrease in revenue from advertising inventory offered on both our desktop and mobile websites; and a drop in revenue from our managing and optimizing advertising inventory for a third-party app publisher. Yet, aggregate revenue from our native Android and iOS apps increased even though MAU in the well-developed markets declined by approximately 11%. Our average revenue per monthly active user derived from our apps, or ARPMAU, increased 0.8% to $0.0249 from $0.0247 in the three months ended April 30, 2017 compared to the same period in fiscal 2016. This increase resulted primarily from the introduction of a new Android ad unit in March 2017 which replaced a less valuable one and the addition of new and direct advertising relationships with demand partners interested in our inventory. Revenues decreased in the nine months ended April 30, 2017 compared to the same period in fiscal 2016 primarily due to a 13.4% decline in our app ARPMAU to $0.0240 from $0.0277. The app ARPMAU decrease was primarily due to our app being temporarily removed from the iTunes Store on February 1, 2016, which lowered the revenue per user that we were able to generate; a decline in MAU across more developed markets where we are able to command higher advertising rates; as well as our decision to reduce our investments in our Game Channel in mid-April 2016, which resulted in a decline in game installs for which we are paid on a “cost per install” basis. Although we launched a wallpaper app in iTunes in March 2016 and a ringtones app in December 2016, we still have not recovered from the time when our app was unavailable on the iTunes Store.

Also, we experienced lower advertising eCPMs (“effective cost per thousand impressions”) than expected when compared to last year due to what we believe to be a shift in advertising budgets allocating more spend for video and/or native ad units vs. static ad units like banners and interstitials. Due to user concerns and the current nature of our product, we have a limited inventory of higher value ad formats although we started addressing this by rolling out higher value native ad units that do not negatively impact on the user experience. Monthly Active Users, or MAU, during the last 30 days of the quarter, increased by 0.3% to 31.7 million at April 30, 2017 from 31.6 million at April 30, 2016 driven by growth in the emerging markets offsetting declines in the well developed markets. We have several initiatives underway focused on content discovery and freshness which we believe will improve user growth, engagement and retention. In addition, we are releasing new features and investing in product marketing across both the Android and iOS apps in order to reverse the MAU downturn we experienced on a year-over-year basis in the well developed markets. MAU is a performance indicator that captures the number of unique users that opened our app in the previous 30-day period. Our install count, that is the number of times the Zedge app has been installed on devices, increased to 260.4 million at April 30, 2017 from 202.6 million a year ago.

Zedge introduced a standalone wallpaper app in iTunes in March 2016 and a standalone ringtone app in iTunes in December 2016. The rollout of these individual apps was done in order to both fully comply with iTunes terms and conditions as well as mitigate risk considering that iTunes removed our bundled ringtone and wallpaper app on February 1, 2016 leaving us with no market offering for many months. In mid-December 2016, we launched a new ad strategy with our Wallpaper and Ringtones apps, intended to improve user engagement. Even with the introduction of these two apps we still haven’t recovered from being removed from the iTunes store in February 2016.

Direct cost of revenues. The increase in direct cost of revenues in the three and nine months ended April 30, 2017 compared to the same periods in fiscal 2016 was attributable to the fees that we pay to third parties that provide us with internet hosting, content serving and filtering and marketing automation services. The costs associated with content serving and filtering and push notification marketing increased as a result of a new product offering from one of our vendors and because of expanding the addressable customer base that benefits from marketing automation services, respectively.

Selling, general and administrative expense.  Selling, general and administrative expense consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting and professional fees. The increase in selling, general and administrative expense in the three and nine months ended April 30, 2017 compared to the same periods in fiscal 2016 was mostly due to increases in payroll and benefits, accounting, tax, legal fees, rent, and noncash compensation. The increase was partially offset by a reduction in benefits expense in the nine months ended April 30, 2017 due to the recording of a $0.2 million receivable from Norway’s SkatteFUNN government program designed to encourage research and development in Norwegian trade and industry, which related to previous periods. In addition, our headcount increased from 55 employees at April 30, 2016 to 64 employees at April 30, 2017.

Selling, general and administrative expense included stock-based compensation expense of $66,000 and $1,600 in the three months ended April 30, 2017 and 2016, respectively, and $209,000 and $10,700 in the nine months ended April 30, 2017 and 2016, respectively. At April 30, 2017, unrecognized compensation expense related to unvested stock-based compensation was an aggregate of $645,000. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting period of the relevant grant that ends in 2020. In September 2016, the Compensation Committee of our Board of Directors approved an equity grant of options to purchase 231,327 shares of our Class B common stock to our executive officers, a consultant and a non-executive employee. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is recognized on a straight-line basis over the vesting period.

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

Write-off of capitalized software and technology development costs. In the nine months ended April 30, 2017, we decided not to launch a project that was in development. Since this abandoned project did not have any future benefit, we charged the capitalized software and technology development costs for the project to expense.

Net (loss) gain resulting from foreign exchange transactions. Net (loss) gain resulting from foreign exchange transactions are comprised of losses and gains generated from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar, including gains or losses from our NOK hedging activities. In the three months ended April 30, 2017 and 2016, we had losses of $92,000 and gains of $156,000, respectively, from NOK hedging activities, and in the nine months ended April 30, 2017 and 2016, we had losses of $68,000 and $68,000, respectively, from NOK hedging activities.

(Provision for) benefit from income taxes.  The decrease in the provision for income taxes in the three and nine months ended April 30, 2017 compared to the same periods in fiscal 2016 was due to the jurisdiction in which income was earned in the three and nine months ended April 30, 2017 compared to the same periods in fiscal 2016 and our ability to use net operating losses in those jurisdictions.

Liquidity and Capital Resources

General

At April 30, 2017, we had cash and cash equivalents of $5.1 million and working capital (current assets less current liabilities) of $5.3 million. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements during the twelve months ending April 30, 2018.

	Nine months ended April 30,
	2017	2016
	(in thousands)
Cash flows provided by (used in):
Operating activities	$187	$2,470
Investing activities	(1,240)	(680)
Financing activities	167	9
Effect of exchange rates on cash and cash equivalents	(10)	7
(Decrease) increase in cash and cash equivalents	$(896)	$1,806

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash flow from operations are also impacted by the factors impacting revenue discussed above. Cash provided by operating activities in the nine months ended April 30, 2017 and 2016 was primarily due to the revenues generated from our service offerings. We anticipate that our total operating costs will increase by $750,000 to $900,000 per year as a result of being a public reporting company. Several of the costs included in this estimated range are preliminary, subject to negotiation, and may vary from the estimates when finalized.

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

Investing Activities

Cash used in investing activities in the nine months ended April 30, 2017 and 2016 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

We received proceeds of $109,790 from the exercise of stock options in the nine months ended April 30, 2017 in connection with which we issued 280,700 shares of our Class B common stock. In addition, in the nine months ended April 30, 2017, we received proceeds of $56,840 from the exercise of stock options in fiscal 2016 which was recorded as a receivable as of July 31, 2016. We received proceeds of $9,000 from the exercise of stock options in the nine months ended April 30, 2016.

As of September 27, 2016, we entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At April 30, 2017, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. As of April 30, 2017, there were $1.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and no contracts of greater than six months tenor, which reduced the available borrowing under the revolving credit facility by $100,000.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable were $1.8 million at April 30, 2017 and $1.7 million at July 31, 2016. Our cash collections during the nine months ended April 30, 2017 and 2016 were $8.1 million and $9.9 million, respectively.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from digital advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. MoPub (owned by Twitter) and Ogury, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In the nine months ended April 30, 2017, three customers represented 45%, 17%, and 11% of our revenue, and in the nine months ended April 30, 2016, three customers represented 45%, 20% and 12% of our revenue. At April 30, 2017, two customers represented 45% and 10% of our accounts receivable balance, and at July 31, 2016, one customer represented 62% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At April 30, 2017, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2017.

Changes in Internal Control over Financial Reporting.  During the quarter ended April 30, 2017, we made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We and IDT designed additional review and monitoring procedures in IDT’s accounting and finance organization and identified and implemented improved processes and controls to satisfy our higher level of requirements. We are substantially complete with the process of documenting, reviewing and, as appropriate, improving our internal controls and procedures in anticipation of becoming subject to the SEC rules concerning internal control over financial reporting, which take effect beginning with the filing of our second Annual Report on Form 10-K (which will be due in October 2017).

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

Zedge, Inc.

June 14, 2017	By:	/s/ Tom Arnoy
Tom Arnoy Chief Executive Officer

June 14, 2017	By:	/s/ Jonathan Reich
Jonathan Reich Chief Financial Officer

