Form 10-K
period 2017-07-31
Zedge, Inc.
filed 2017-10-30
CIK 1667313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $3.31 per share, as reported on the New York Stock Exchange, was approximately $23.8 million.

As of October 21, 2017, the registrant had outstanding 524,775 shares of Class A common stock and 9,441,738 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 17, 2018, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Zedge, Inc.

PART I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, collectively. Our fiscal year runs from August 1 through July 31. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2017 refers to the fiscal year ended July 31, 2017).

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

Our Zedge smartphone app, available in the Google Play and iTunes app stores, was installed over 273 million times and had more than 31 million monthly active users, or MAUs, as of July 31, 2017. Our Zedge app has averaged among the top 30 free applications in the Google Play store in the United States and in the iTunes Entertainment category for the past five years. MAU is a performance indicator that captures the number of unique users that opened our app in the previous 30-day period. Zedge has grown its user base without material investment in marketing, user acquisition or advertising.

According to a 2014 study conducted by Business Intelligence, mobile users want highly personalized smartphone experiences. Furthermore, in January 2016, Flurry Analytics revealed that personalization apps saw their sessions increase more than 332% in 2015. Although much of this growth was attributable to Emoji keyboards, the appeal for personalization is evident from their research. We believe that our Zedge app’s popularity stems from its ability to fulfill the demand for smartphone personalization by offering a large and diverse content catalogue, providing an intuitive and user-friendly experience and rendering the content in a customized and personally relevant manner. To this end, we invest heavily in both product design and development and the underlying technology required to satisfy our user’s expectations. As a result of our Zedge app’s large, active user base, we offer advertisers, marketers, consumer brands and content providers, including, musicians, artists and brands a powerful way to engage with their prospects and customers.

Our Zedge app does all of this without handing over core elements of the native operating system to a third party or overwhelming the user with a myriad of complex options. Once installed, the app does not require the user to utilize or install additional apps. As a result, the app provides an intuitive experience that allows the user to maintain the control that we believe he or she desires.

As of July 31, 2017, approximately 32% of our Zedge app’s user base was located in North America and 21% in Europe.

In addition to our Zedge app, we introduced a standalone wallpaper app in iTunes in March 2016 that offers free wallpapers, a standalone ringtone app in iTunes in December 2016 that offers free ringtones and a premium ringtone app in April 2017 that features for-purchase remixes of music from chart-topping artists.

We generate over 90% of our revenues from selling our advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through bidding on an advertising exchange. Advertisers are attracted to us because of our sizable user base and our focus on mobile phone personalization. The remainder of our revenue is primarily generated from our managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher.

During fiscal 2017, we generated revenues of $10.0 million and loss from operations of $0.7 million, compared to revenues of $11.1 million and income from operations of $1.2 million in fiscal year 2016.

During fiscal 2017, MoPub (owned by Twitter) represented 43% of our revenue, Google represented 17% of our revenue and Facebook represented 10% of our revenue, as compared with 45%, 20% and 13%, respectively, during fiscal 2016.

Recent Developments

In September 2017, we entered into an Agreement and Release with Freeform Development, Inc. (“Freeform”) and certain of its former employees, pursuant to which we obtained releases for the employees from their Freeform employment agreements in exchange for the repayment of Freeform’s liabilities. We paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to us), and we paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of our Class B common stock, which are subject to a two-year lock-up agreement. In addition, we issued a total of 192,953 shares of our Class B common stock to former employees of Freeform and those employees entered into an Employment Agreement with us. The aggregate consideration paid by us was $833,000, consisting of cash of $223,000 and 319,632 shares of our Class B common stock with a fair market value of $611,000 on the date of issue. The 192,953 shares that were issued to former employees of Freeform employees vest equally over four years, contingent upon them remaining employees of Zedge.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At July 31, 2017, there were $2.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and no contracts of greater than six months tenor, which reduced the available borrowing under the revolving credit facility by $200,000.

In September 2016, we entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The principal outstanding bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and the facility matures in September 2018. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility, including we may not pay any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At July 31, 2017, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

Our Competitive Advantage

We believe that the following competitive strengths drive the growth of our business:

●	Leading global provider of mobile personalization content. We offer our leading mobile device personalization app, called Zedge, globally, enabling users to easily personalize their mobile phones with a wide variety of free, high-quality ringtones, wallpapers, app icons, home screen widgets and notification sounds. Our Zedge app has averaged in the top 30 free applications in the Google Play store and in the iTunes Entertainment category in the United States since 2012. In December 2015, Google Play selected Zedge as one of the “Best Apps of 2015” in United States, Canada, Brazil, United Kingdom, Australia, Middle East and North Africa. As such, we believe that our Zedge app is well positioned for continued growth and leadership in the personalization space.

●	High-quality product. We believe that our Zedge app provides our customers with a high-quality product and superior user experience. We believe that our success has resulted from prioritizing the customer’s needs and that this focus is critical for our long-term growth and expansion. To this end, we invest significant resources in product development, design and usability. We beta test product enhancements extensively and closely monitor customer feedback to ensure that we meet user needs. We strive to remain relevant not only by offering a wide array of excellent content but also by providing the content in a personally germane way. Our high user ranking validates our product-oriented focus. As of July 31, 2017, our Zedge app enjoyed an overall user rating of 4.6 stars out of a maximum of 5 stars in the Google Play store with more than 4.0 million five star ratings out of a total of approximately 5.4 million ratings.

●	Large, global customer base. We benefit from our Zedge app having a large customer base of more than 31 million MAUs. As of July 31, 2017, approximately 32% of our Zedge app’s users were in North America and 21% in Europe, regions that we believe provide for preferred monetization opportunities because we believe that these demographics are more attractive to advertisers. Our Zedge app is one of approximately 200 Android apps, globally, that has surpassed 100 million installs. To serve our global user base, our Android Zedge app is available in 12 languages. Our Zedge app’s global footprint helps us to secure a highly diverse portfolio of content addressing various customer tastes and preferences. In addition, our Zedge app’s customer base attracts advertisers and game publishers seeking affluent markets where customers have adequate disposable income to purchase their products and services.

●	Employees. We have attracted and retained employees with solid educational and professional credentials who are passionate about Zedge and its mission to serve as a medium for self-expression. Our culture is one of respect where we empower our employees to be creative, allowing them to make good decisions to try to accomplish great things.

●	Management team. We have an experienced and stable management team with a strong track record of execution and a deep knowledge of the mobile app landscape. Our core management team possesses a solid understanding of the mobile app universe, product design and development, operations and monetization. Collectively, our management team has proven its ability in building and scaling our business, globally, in a fiscally viable fashion.

●	Technology and infrastructure. We pride ourselves on building scalable technology that reliably serves tens of millions of MAUs. We use a combination of off-the-shelf and proprietary technologies and infrastructure solutions that scale efficiently to meet the needs of our expanding customer base.

Our Strategy

We strive to become the world’s leading platform for helping people express their identity through digital content. To achieve this, we are concentrating our efforts on the following goals:

●	Continue growing our user base, globally. We expect to continue devoting material resources in growing our user base by:

●	studying user needs and enhancing our flagship Zedge app to meet those needs;

●	selectively and opportunistically implementing user acquisition campaigns;

●	expanding into new markets by localizing and collaborating with regionally relevant strategic partners; and

●	developing and offering new and exciting products and services that extend beyond our current flagship Zedge app.

●	Ongoing product and technology investment. We plan to make continued investment in the core product feature sets and functionalities that have positioned us as a leader in the personalization space. In addition, we will invest in new technology initiatives that we believe will provide value to our users.

●	Increase our marketing efforts. Historically, we haven’t invested materially in marketing initiatives. Going forward, we envision the need to better promote our brand and amplify our voice. We also envisage entering into commercial relationships with major brands, movie studios, music labels and pop culture influencers to enhance our value proposition. Furthermore, we will also invest in app store optimization, search, marketing automation, social marketing and community management in order to retain and expand our customer base.

●	Improve monetization. We will continue exploring additional monetization methods including in-app purchases, subscription models, e-commerce, new advertising products and brand sponsorships. We believe that our large and expanding customer base is an attractive medium for advertisers, brands and content holders and this will generate new monetization opportunities over time.

●	Selectively pursue strategic investments and acquisitions. On a selective basis we will look to invest in or purchase entities that can provide synergistic growth opportunities. We expect our Freeform acquihire, entered into in October 2017, to accelerate the launch and development of Zedge’s marketplace where artists will generate revenue when availing our users to their content. The Zedge marketplace is important to our strategy as it is expected to drive user growth, increase engagement and introduce new revenue streams. We plan to leverage our understanding of the industry to pursue additional opportunities that we believe can have a material positive impact on our business.

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

In late 2009, we introduced our Android Zedge app. The Zedge app provided ease-of-use by negating the need for the customer to first download a ringtone or wallpaper to their computer and then upload that content to their mobile phone.

In late 2011, Tom Arnoy was promoted to our Chief Executive Officer and Jonathan Reich was retained as our Chief Operating Officer. We improved our underlying technology. We launched our iOS Zedge app in 2013, followed by launch of our Windows Mobile Zedge app in 2014.

During 2014 and 2015, our Zedge app introduced app icons, social sharing features and marketing automation capabilities. In addition, we began localizing our Zedge app by not only expanding the number of languages it supported but also by launching localized versions of its Google Play listings. As of July 31, 2016, our Zedge app is available in the following 12 languages: Chinese, English, French, German, Indonesian, Japanese, Korean, Norwegian, Portuguese, Russian, Spanish, and Turkish.

Our Technology

We have developed a scalable distributed platform that is comprised of both open source and proprietary technologies centered on content management and discovery, web and app development, data mining and analytics, deep learning, mobile content/device compatibility, advertising and reporting. From an end user’s perspective, the platform minimizes response latency while maximizing content relevancy and discoverability. We optimize by utilizing systems, algorithms and heuristics that organize the content based upon real user data and that render the content in a relevant fashion. Our architecture provides a fully redundant production environment that can tolerate multiple server failures with minimal end-user disruption. It utilizes a variety of bare-metal and cloud-hosted servers and services; a mix that we find gives the right balance between performance, scalability, flexibility, cost and ease of use.

Competition

Our Zedge app faces competition across many different fronts including:

●	Mobile personalization products. Generally, our Zedge app competes with other mobile app developers. More specifically, ringtones, wallpapers and app icons are a commodity, and many smaller app developers and websites offer both free and paid ringtones, wallpapers and app icons. In addition, other Android apps offer users a limited set of similar personalization options when compared to our Zedge app. We believe that our Zedge app has a competitive advantage in this space due to its large user base, its modular approach that allows the customer to selectively choose what they would like to personalize without handing over the core elements of the native operating system to a third party and overwhelming the user with a myriad of complex options, its large content catalogue, its proprietary recommendation engine, its market ranking and its longevity. We are unaware of any service that hosts a content library as extensive as our Zedge app’s library, or that curates the content in such a relevant and easy-to-use fashion.

●	Advertisers. We face significant competition for advertising spend on our Zedge app from both digital media providers and traditional media outlets, including television, radio and print.

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

We have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom and Canada and for “Tonesync” in the United States and European Union. We also have applied for trademark protection for “We make phones personal” and “Tattoo your phone” in the United States and “Zedge” in India as well as for copyright protection for our flagship app, Zedge. In addition, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com.

Employees

As of July 31, 2017, we had 64 full-time employees.

Facilities

Our principal executive office is located in a leased premise comprising approximately 500 square feet of space in New York City. This location currently houses commercial operations including sales, marketing, business development and ad operations. Our Trondheim, Norway facility with approximately 11,500 square feet of space accommodates our product, design and technology teams and is under lease through 2018. We entered into a lease in October 2014 for approximately 400 square feet of office space in Helsinki, Finland, where we employ a satellite development center. Our servers are hosted in leased data centers in different geographic locations in the United States. These data centers are owned and maintained by a third-party data center provider.

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

In each of fiscal 2016 and 2017, over 90% of our revenues were generated from selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our ability to sell advertising inventory. Companies that advertise via our apps may choose to utilize other channels. If the size of the mobile advertising market does not increase from current levels, or if we are unable to capture and retain a sufficient share of that market, our ability to maintain or increase our current level of advertising revenues and our profitability and prospects could be materially and adversely affected.

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

We rely upon third-party distribution platforms, including Google Play and iTunes, for distribution of our apps. Google Play and iTunes are global application distribution platforms and the main distribution channels for our Zedge app. As such, the promotion, distribution and operation of our apps are subject to the respective distribution platforms’ standard terms and policies for application developers, which are very broad and subject to frequent changes and interpretation. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers. In late January 2016, iTunes removed our Zedge app from their store claiming a policy violation. Although we didn’t agree with their interpretation, we modified the iTunes version of our Zedge app and published a remediated version in March 2016. During this period prospective iOS users were unable to download our Zedge app yet existing users (i.e. users that had already installed the app on their iPhone) were still able to utilize it. Our business has not fully recovered from this censure.

In addition, if any of these providers were to limit or disable advertising on their platforms, devices or operating systems, either because of technological constraints or because a maker of these devices, developer of these operating systems or owner of these distribution platforms wished to impair our ability to serve ads on them, our ability to generate revenue could be significantly harmed. Also, technologies may be developed that can block the display of our ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads in our mobile apps. As a result, ad-blocking technology could, in the future, adversely affect our operating results.

We may incur net losses and experience negative cash flow from operating activities in the future and may not be able to obtain additional capital in a timely manner or on acceptable terms, or at all.

In fiscal 2017, we incurred net losses, compared to generating net income in fiscal 2016. While we were profitable in fiscal 2016 we may continue to incur net losses in the future as we grow our business. In addition, we experienced negative cash flow from operating activities of $0.1 million in fiscal 2017, compared with positive cash flow from operating activities of $1.8 million in fiscal 2016. Although we generated positive cash flow from operating activities in prior periods, we may continue experience negative cash flows in the future.

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

We were formerly a majority-owned subsidiary of IDT Corporation. On June 1, 2016, IDT’s interest in us was spun-off by IDT to IDT’s stockholders and we became an independent public company through a pro rata distribution of our common stock held by IDT to IDT’s stockholders (the Spin-Off). As a result of the Spin-Off, we are independent from IDT. We have a limited operating history as an independent company, and no current sources of financing other than the $2.5 million credit facility with Western Alliance Bank entered into in September 2016. Any financing formerly provided to us by IDT is no longer available. We may need to raise additional capital for operations and in order for stockholders to realize increased value on our securities. Given the current global economy and other factors, there can be no assurance that we will be able to obtain the necessary funding on commercially reasonable terms in a timely fashion or at all. Failure to receive the funding on commercially reasonable terms, or the failure to receive funding at all, could have a material adverse effect on our business, prospects, and financial condition.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We have only a limited operating history upon which you can evaluate our business and prospects. Although we have experienced significant revenue growth in certain recent periods, we were not able to sustain this growth in fiscal 2017 when our revenue declined. As part of the nascent mobile advertising industry, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

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

If we do not successfully address these risks, our revenue could continue to decline and our ability to pursue our growth strategy and attain profitability could be compromised.

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

Many factors, some of which are beyond our control, are important to maintaining and enhancing our brand and may negatively impact our brand and reputation if not properly managed, such as:

●	our ability to maintain an easy and reliable user experience as user preferences evolve and as we expand into new service categories and new service lines;

●	our ability to increase brand awareness among existing and potential users, advertisers and content providers through various marketing and promotional activities;

●	our ability to adopt new technologies or adapt our products and services to meet user needs or emerging industry standards; and

●	our ability to distinguish our Zedge app from the competition and maintain this distinction.

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

Although we constantly monitor and research user needs, we may be unable to meet user demand on an ongoing basis or anticipate future user demands. A decrease in the number of users of our products and services may have a material and adverse effect on our ability to sell advertising and on our business, financial condition and results of operations. In order to attract and retain users and remain competitive, we must continue to innovate our products and services, improve user experience, and implement new technologies and functionalities.

The mobile internet business is characterized by constant changes, including but not limited to rapid technological evolution, continual shifts in user demands, frequent introductions of new products and services and constant emergence of new industry standards and practices. As a result, users may leave us for our competitors’ products and services more quickly than in other sectors. Thus our success will depend, in part, on our ability to respond to these changes on a timely and cost-effective basis, including improving and marketing our existing products and services and developing and pricing new products and services in response to evolving user needs. Our ability to successfully retain or expand our user base will depend on our ability to achieve the following, among others:

●	anticipate and effectively respond to the growing number of mobile internet users in general and our Zedge app’s users in particular;

●	attract, retain and motivate talented application designers, product managers and engineers who have experience developing personalization products or other mobile internet products and services;

●	effectively market our existing and new mobile internet products in response to evolving user needs;

●	develop in a timely fashion and launch new products and features in our Zedge app, and develop and launch other mobile internet products cost-effectively;

●	further improve our platform to provide a compelling and optimal user experience through integration of products and services provided by existing and new third-party developers or business partners; and

●	continue to provide quality content to attract and retain users and advertisers.

We cannot assure you that our existing products and services will remain sufficiently popular with our users. We may be unsuccessful in adding compelling new enhancements; products and services to further diversify our product offerings. Unexpected technical, commercial or operational problems could delay or prevent the introduction of one or more of our new products or services. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue the way our existing Zedge app has. If we fail to continue to achieve sufficient user satisfaction through our products or services or our products and services fail to meet our expectation to maintain and expand our user base, our business, results of operations and financial condition will be materially and adversely affected.

Our Zedge app’s user base is heavily weighted to the Android operating system and our revenues may suffer if the market demand for Android smartphones decreases.

Our Zedge app’s user base is heavily weighted to smartphones running the Android operating system, which constituted approximately 92% of our monthly active mobile app users and most of our revenues as of July 31, 2017. Any significant downturn in the overall demand for Android smartphones or the use of Android smartphones could significantly and adversely affect the demand for our Zedge app and would materially affect our revenues. Although the Android smartphone market has grown rapidly in recent years, it is uncertain whether the Android smartphone market will continue growing at a similar rate in the future. In addition, due to the constantly evolving nature of the smartphone industry, another operating system for smartphones may eclipse the Android operating system and result in a decline in its popularity, which would likely adversely affect our Zedge app’s popularity. To the extent that our Zedge app continues to be operated on Android smartphones and to the extent that our future revenues substantially depend on the use and sales of Android smartphones, our business would be vulnerable to any downturns in the Android smartphone market.

We may not be able to effectively manage our growth or implement our future business strategies, in which case our business and results of operations may be materially and adversely affected.

Our continued success depends on our ability to grow organically and our strategic cooperation with third-party partners. We have experienced periods of significant rapid growth and expansion that has placed, and continues to place, significant strain on our management and resources. We cannot assure you that these periods will recur or be sustainable. We believe that continued growth will depend on our ability to develop and enhance our products and services, attract new users, retain existing users, continue developing innovative technologies in response to user demand, increase brand awareness through marketing and promotional activities, react to changes in market trends, expand into new market segments, attract new advertisers, retain existing advertisers and take advantage of the growth in the relevant markets. We cannot assure you that we will achieve any of the above.

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

Our products may contain errors, flaws or failures that may only become apparent after their release, especially in terms of updates to our Zedge app. From time to time we receive user feedback in connection with errors, flaws or failures and such errors, flaws or failures may also come to our attention during our internal testing process. We generally have been able to resolve such errors, flaws or failures in a timely manner, but we cannot assure you that we will be able to detect and resolve all of them effectively or in a timely manner. Errors, flaws or failures in our services and products may adversely affect user experience and cause our users to stop using our services and products, which could materially and adversely affect our business and results of operations.

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

Our users need to access the internet and in particular our website or mobile application. Companies and governmental agencies, could block access to our website or mobile application or the internet generally. For example, in 2013 the Indian courts issued orders restraining internet service providers from providing access to various internet domains including Zedge’s. Access to our Zedge app through any mode has been blocked in many parts of India since February 2013 as discussed more fully in the Legal Proceedings section below. If companies or governmental entities block or limit access to our Zedge app or otherwise adopt policies restricting access to our advertiser’s products and services our business could be negatively impacted resulting in a loss or slow-down of user base growth and/or revenues.

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

We have been, and may be in the future, subject to allegations or lawsuits by entities claiming that we engage in unethical, fraudulent or otherwise inappropriate business practices. Any such lawsuit or allegation, with or without merit, or any perceived unfair, unethical, fraudulent or inappropriate business practice by us or perceived wrong doing by any key member of our management team could harm our reputation and user base and distract our management from day-to-day operations of our company. We cannot assure that we will not be subject to lawsuits or allegations in the future. When we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we will record a related contingent liability. As additional information becomes available, we will assess the potential liability and revise estimates as appropriate. In fiscal years 2016 and 2017, we did not record any contingent liabilities relating to pending litigation. When we record or revise our estimates of contingent liabilities in the future, the amount of our estimates may be inaccurate due to the inherent uncertainties relating to litigation. In addition, the outcomes of actions we institute against third parties may not be successful or favorable to us. Litigations and allegations against us may also generate negative publicity that significantly harms our reputation, which may materially and adversely affect our user base and our ability to attract publishers and advertisers. In addition to the related cost, managing and defending litigation and related indemnity obligations can significantly divert management’s and the board of directors’ attention from operating our business. We may also need to pay damages or settle the litigation with a substantial amount of cash. All of these could have a material adverse impact on our business, results of operation and cash flows.

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

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, consumer protection, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us or our subsidiaries of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. U.S. export control laws and regulations also impose requirements and restrictions on exports to certain nations and persons and on our business. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country.  As a replacement for the US-EU Safe Harbor framework which was invalidated by the European Court of Justice in October of 2015, the EU-U.S. Privacy Shield Framework was designed by the U.S. Department of Commerce and European Commission to provide U.S. companies with a mechanism to comply with EU data protection requirements when transferring personal data from the European Union to the United States. On July 12, 2016, the European Commission deemed the Privacy Shield Framework adequate to enable data transfers under EU law. To join the Privacy Shield Framework, Zedge will be required to self-certify to the Department of Commerce and commit to comply with the Framework’s requirements. The U.S. Department of Commerce began accepting applications for companies to join the Privacy Shield Framework. The result of us joining the Privacy Shield Framework will likely be an increase in cost of compliance, and an increase in potential for liability for non-compliance

In addition, the Digital Millennium Copyright Act (DCMA) has provisions that limit, but do not necessarily eliminate, our liability for hosting user-generated materials that infringe copyrights, so long as we comply with the statutory requirements the DMCA. Also, Section 230 of the Communications Decency Act (CDA) provides immunity from liability for providers of an interactive computer service who publish defamatory information provided by users of the service. While the immunity provisions of the DMCA and the CDA are well established, there are regular cases seeking to limit the application of such immunity. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, most states have passed laws requiring notification, and at times, identity theft protection, to users when there is a security breach for personal data. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

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

We regard our trademarks, service marks, patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and patent law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary right. As of July 31, 2017, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com. In addition, we have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom and Canada and for “Tonesync” in the United States and the European Union. As discussed in the Business section, we also have applied for trademark protections for other marks in the United States and India as well as for copyright protection for our flagship app, Zedge.

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

When one uses our products and services, we may collect both personally identifiable and non-personally identifiable data about the user. This may include but is not limited to the user’s name, telephone number, email address, Facebook and other login credentials, phone model, operating system, location, Identifier for Advertising (IDFA), Android Advertising ID, the collection of apps running on the user’s mobile device as well as information relating to their interaction with advertisements appearing within our app. Often we use some of this data to provide a better experience for the user by delivering both relevant content and advertisements. In addition, we use some of this data for advertising reporting purposes.

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

Our contracts with advertisers generally permit us to aggregate data from advertising campaigns, yet these clients might nonetheless request that we discontinue using data obtained from their campaigns that have already been aggregated with other clients' campaign data. It would be difficult, if not impossible, to comply with these requests, and these kinds of requests could also cause us to invest significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze mobile device user data from our clients' advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertiser clients, which could make our services less valuable, and, as a result, we may lose clients and our revenue may decline.

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

Investors may suffer dilution.

We may engage in equity financing to fund our future operations and growth.  If we raise additional funds is provide consideration in acquisitions by issuing equity securities, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our Class B common stock.

We are exposed to fluctuations in foreign currency exchange rates.

We have significant operations in Europe that are denominated in foreign currencies, primarily the Norwegian Kroner, subjecting us to foreign currency risk. The strengthening or weakening of the U.S. Dollar versus these currencies impacts the expenses generated in these foreign currencies when converted into the U.S. Dollar. In fiscal 2017 and 2016, we recorded income of $37,000 and a loss of $49,000, respectively, from foreign currency movements relative to the U.S. Dollar Included in these amounts were gains from hedging activities of $105,000 and losses of $142,000 in fiscal 2017 and 2016, respectively. While we regularly enter into transactions to hedge portions of our foreign currency exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud.

We rely on IDT Corporation, under a services arrangement with greater service levels than were provided by IDT historically, to provide us with an adequate allotment of its existing resources with technical accounting expertise. We and IDT designed review and monitoring procedures in IDT’s accounting and finance organization and identified and implemented improved processes and controls to satisfy our higher level of requirements. We will continue to evaluate and monitor our services arrangement with IDT and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

Upon the completion of the Spin-Off, we became a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, a newly public company is not required to comply with either the management or the auditor reporting requirements related to internal control over financial reporting until its second annual report, if applicable. As such we are required to include a report of management on our internal control over financial reporting in our annual report beginning with our annual report for the fiscal year ending July 31, 2017. In addition, should we become an accelerated filer, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation testing and any required remediation.

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

In addition, if appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that are complementary to our existing business. Future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition to possible stockholders’ approval, we may also have to obtain approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs.

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

As a result of the Spin-Off from IDT Corporation in June 2016, we became a public reporting company and are required to file with the Securities and Exchange Commission reports required by the Exchange Act of 1934. Specifically, among other requirements, we are required to file quarterly reports on Form 10-Q, annual reports on Form 10-K and under some circumstances, current reports on Form 8-K, in accordance with strict timelines. We also are required to file annual proxy materials. In addition, as part of those filings, we are required to provide annual audited financial statements. Also, in fiscal 2016 we established an internal audit function. Compliance with such requirements significantly increased our legal and accounting costs and demanded significant attention from management. The resources and time required to comply with rules applicable to public companies could divert financial and human resources from focusing on our business, and we can provide no assurance that the benefits of our being public outweigh the disadvantages and costs associated with compliance. Our total costs increased by approximately $900,000 as a result of being a public reporting company as compared to when we were a private company. Although we have implemented initiatives to reduce the $900,000 of total costs in fiscal 2018 and fiscal years thereafter, there can be no assurance we will be successful in reducing such costs or that such costs will not increase.

There is currently a limited public market for our shares, and if an active market does not develop, investors may have difficulty selling their shares.

Our Class B common stock is currently listed for trading on the NYSE American stock exchange, formerly known as the NYSE MKT stock exchange, under the symbol “ZDGE”, and there is currently only a limited public trading market for our Class B common stock.  We cannot predict the extent to which investor interest in us and our Class B common stock will lead to the development or continuance of an active trading market or how liquid that trading market for our Class B common stock might become. If an active trading market for our Class B common stock does not develop or is not sustained, it may be difficult for investors to sell shares, particularly large quantities, of our Class B common stock at a price that is attractive or at all.  As a result, an investment in our Class B common stock may be illiquid and investors may not be able to liquidate their investment readily or at all when they desire to sell.

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

Our stock price is likely to remain volatile. The stock market in general and the market for mobile internet companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Class B common stock at or above the price paid for the shares. The market price for our Class B common stock may be influenced by many factors, including:

●	actual or anticipated variations in quarterly operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, internet or media industries;

●	announcements by us or our competitors of new product or service offerings, significant acquisitions;

●	strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	capital commitments;

●	additions or departures of key personnel; and

●	sales of our Class B common stock common stock, including sales by our directors and officers or specific stockholders.

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

Michael Jonas is our majority stockholder and a director, and, as of October 25, 2017, has voting power over 1,802,895 shares of our Class B common stock (which includes 524,775 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 1,278,120 shares of our Class B common stock), representing approximately 67.6% of the combined voting power of our outstanding capital stock. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited. See Item 9B – Other Information, below.

We exercised our option for the “controlled company” exemption under NYSE American stock exchange rules with respect to our Nominating Committee.

We are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by a single stockholder. As a “controlled company,” we are exempt from certain NYSE American rules requiring a board of directors with a majority of independent members, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors. These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. We applied this “controlled company” exemption for our corporate governance practices only with respect to the independence requirements of our Nominating Committee. Accordingly, with respect to our Nominating Committee you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American stock exchange, and if we were to apply the controlled company exemption to other independence requirements, you would not have the protection afforded by those requirements either.

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

The Securities and Exchange Commission has adopted regulations that define a “penny stock,” generally, to be an equity security that has a market price of less than $5.00 per share.  The price of our Class B common stock has been less than $5.00 per share for a significant amount of the time since it started publicly trading in June 2016 and was less than $5.00 per share on October 25, 2017, and is therefore considered a “penny stock.”  This designation requires any broker or dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability of brokers or dealers to buy or sell our Class B common stock, either directly or on behalf of their clients, may discourage potential shareholders from purchasing our Class B common stock, or may adversely affect the ability of shareholders to sell their shares.

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

Item 2.  Properties

Our principal executive office is located in leased premises comprising approximately 500 square feet of space in New York City. This location currently houses commercial operations including sales, marketing, business development and advertising operations. Our Trondheim, Norway facility has approximately 11,500 square feet of space, accommodates our product, design and technology teams and is under lease through 2018. We entered into a lease in October 2014 for approximately 400 square feet of office space in Helsinki, Finland, where we employ a satellite development center. Our servers are hosted in leased data centers in different geographic locations in the U.S. These data centers are owned and maintained by a third party data center provider.

Item 3.  Legal Proceedings

In March 2014, Saregama India, Limited filed a lawsuit against us before the Barasat District Court, seeking approximately $1.6 million as damages and an injunction for copyright infringement. The main ground for the lawsuit was that we allegedly avail the plaintiff’s sound recordings through our platform with full knowledge that the sound recordings have been uploaded and are being communicated to the public without obtaining any license from the plaintiff. There have been no material updates to this matter since the filing in March 2014. We believe that material liability on the matter is remote.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class B Common Stock

Our Class B common stock is quoted on the NYSE American stock exchange, formerly known as the NYSE MKT stock exchange, under the trading symbol ZDGE. Trading commenced on the NYSE American stock exchange on June 1, 2016.

The table below sets forth the high and low sales prices for our Class B common stock as reported by the NYSE American stock exchange for the fiscal periods indicated.

	Quarterly Closing Prices
	High	Low
Fiscal Year Ended July 31, 2016:
Fiscal quarter ended July 31, 2016	$6.69	$3.56

Fiscal Year Ended July 31, 2017:
Fiscal quarter ended October 31, 2016	$4.75	$2.56
Fiscal quarter ended January 31, 2017	$3.79	$2.85
Fiscal quarter ended April 30, 2017	$3.62	$2.63
Fiscal quarter ended July 31, 2017	$3.18	$1.96

On October 9, 2017, there were 302 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. As of October 25, 2017, all shares of Class A common stock are beneficially owned by Michael Jonas. See Item 9B – Other Information, below. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 25, 2017, the last sales price reported on the NYSE American stock exchange for the Class B common stock was $2.10 per share.

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

Recent Sales of Unregistered Securities

We received proceeds of $110,000 from the exercise of stock options in fiscal 2017 for which we issued 280,700 shares of our Class B common stock. In addition, in fiscal 2017, we received proceeds of $57,000 from the exercise of stock options in fiscal 2016, which was recorded as a receivable at July 31, 2016. We received proceeds of $9,000 from the exercise of stock options in fiscal 2016. In fiscal 2016, we issued 99,782 shares of our Class B common stock for the exercise of stock options.

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

Overview

We provide one of the most popular content platforms, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. Today our platform enables consumers to personalize their mobile devices with free, high-quality ringtones, wallpapers, home screen app icons, widgets and notification sounds. Our smartphone app, available in Google Play and iTunes app stores, has been installed over 273 million times, has more than 31 million monthly active users and has averaged among the top 30 free applications in the Google Play store in the U.S. and in the iTunes Entertainment category for the past five years. To date, we have grown our user base without material investment in marketing, user acquisition or advertising.

We generate over 90% of our revenues from selling our advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through bidding on an advertising exchange. Advertisers are attracted to us because of our sizable user base and our focus on mobile phone personalization. The remainder of our revenue is primarily generated from our managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher.

A key element in maintaining our competitive position is our ability to meet users’ expectations, which necessitates retaining employees with solid educational and professional credentials who are passionate about our mission to serve as a medium for self-expression.

Our ability to continue attracting advertisers depends on the growth and demographics of our user base, increased app usage and improved retention. These will require continued investment in product, technology and marketing. Our growth plan also relies on diversifying our monetization portfolio and selective strategic investments and acquisitions. To this end we recently announced that in late 2017 we expect to rollout a marketplace where artists can monetize their digital creations. In order to accelerate this development we undertook the acquihire of Freeform Development, Inc. We believe that this effort will both drive customer growth and introduce new revenue streams.

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

During the Application and Infrastructure Development Stage, we begin to capitalize costs when the project has been properly authorized and we determine that completion is probable (if a project is subsequently cancelled prior to placement in service, costs that have been capitalized to date will be reviewed for potential impairment). Capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Amortization begins for each project when the code is ready for use, whether or not it is actually placed in service at that time (an exception being if the project’s functionality completely depends on the completion of another project; then, amortization begins when that other project is ready for use).

During the Post-Implementation/Operation Stage, we expense training costs and maintenance costs as incurred. However, upgrades and enhancements, defined as modifications to existing internal-use software that result in additional functionality (modifications to enable the software to perform tasks that it was previously incapable of performing, normally requiring new software specifications and perhaps a change to all or part of the existing software specifications) are treated as though they were new projects, and are assessed utilizing the same stages and criteria on a project by project basis. As such, internal costs incurred for upgrades and enhancements are expensed or capitalized based on the requirements noted above, while costs incurred for maintenance are expensed as incurred. These projects are tracked individually, such that the beginning and ending of the capitalization can be appropriately established, as well as the amounts capitalized therein.

Amortization of these costs is included in depreciation and amortization in the Statement of Comprehensive (Loss) Income.

Revenue Recognition

We generate over 90% of our revenues from selling our advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through bidding on an advertising exchange. Our direct arrangements with advertisers are primarily related to game publishers. We recognize advertising revenue as advertisements are delivered to users through impressions, ad views or app installs (depending on the terms agreed upon with the advertiser), as long as evidence of the arrangement with the payer exists (generally through an executed contract), the price is fixed and determinable, and we have assessed collectability as reasonably assured. The advertiser may compensate us on a cost-per-impression, cost-per-click, cost-per-action or cost-per-install basis.

The remainder of our revenue is primarily generated from our managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher.

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

Goodwill

Goodwill is deemed to have an indefinite life and is not amortized. Goodwill is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. In fiscal 2017, we adopted the Accounting Standards Update, or ASU, that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, we perform our annual, or interim, goodwill impairment test by comparing the fair value of our reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, we consider income tax effects from any tax deductible goodwill on the carrying amount of our reporting unit when measuring the goodwill impairment loss, if applicable. We estimate the fair value of our reporting unit using the market approach (guideline company method).

We have the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, we may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

For our annual impairment tests, our estimated fair value substantially exceeded our carrying value, therefore, no impairment charge was required. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting unit prove to be incorrect, we may be required to record impairment of goodwill in future periods and such impairment could be material.

RECENT ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In August 2017, the Financial Accounting Standards Board (“FASB”) issued an ASU intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for the Company on August 1, 2019. Early application is permitted. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In May 2017, the FASB issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. We will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. We are evaluating the impact that the new standard will have on our consolidated financial statements.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We expect to adopt this standard on August 1, 2018 using the modified retrospective approach. We have identified our main revenue streams, which are advertising revenue, app installs and advertising ops outsourcing. In addition, we substantially completed reviewing contracts and other relevant documents for most of our customers that comprises our main revenue streams. Based on this analysis to date of the adoption of the standard, we have not identified a significant impact on our consolidated financial statements, although this is subject to change as we complete the process.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2017 Compared to Fiscal Year Ended July 31, 2016

(in thousands)			Change
Fiscal year ended July 31,	2017	2016	$	%
Revenues	$10,031	$11,113	$(1,082)	(9.7)%
Direct cost of revenues	1,567	1,299	268	20.6
Selling, general and administrative	8,468	7,755	713	9.2
Depreciation and amortization	643	605	38	6.3
Write-off of capitalized software and technology development costs	36	281	(245)	(87.2)
(Loss) income from operations	(683)	1,173	(1,856)	(158.2)
Interest and other income	19	2	17	850.0
Net gain (loss) resulting from foreign exchange transactions	37	(49)	86	175.5
Benefit from (provision for) income taxes	16	(143)	159	111.2
Net (loss) income	$(611)	$983	$(1,594)	(162.2)%

Revenues. Revenues decreased in fiscal 2017 compared to fiscal 2016 primarily due to a 9.3% decline in our average revenue per monthly active user derived from our apps, or ARPMAU, to $0.0244 from $0.0269. The app ARPMAU decrease was mainly due to a 9.9% decline in Monthly Active Users, or MAU (which is a performance indicator that captures the number of unique users that opened our app in the previous 30-day period in more developed markets where we are able to command higher advertising rates; our decision to reduce our investments in our Game Channel in mid-April 2016, which resulted in a decline in game installs for which we are paid on a “cost per install” basis; and to not fully recovering from our app being temporarily removed from the iTunes Store on February 1, 2016.

In response to the removal from the iTunes Store, we introduced a standalone wallpaper app in iTunes in March 2016 offering free wallpapers, a standalone ringtone app in iTunes in December 2016 offering free ringtones, and a premium ringtone app in April 2017 featuring for-purchase remixes of music from chart topping artists. The rollout of these individual apps was done in order to both fully comply with iTunes terms and conditions as well as mitigate risk. The premium ringtone app was also introduced in order to experiment with a paid content monetization capability and to offer tap-to-set ease of use and generate revenues from sources other than advertising. In mid-December 2016, we launched a new ad strategy with our Wallpaper and Ringtones apps, intended to improve user engagement. Even after these steps, we have not fully recovered from the removal from the iTunes store in February 2016 and, although certain initiatives are intended to grow our user base across all platforms, unless we are able to replicate the prior user experience and functionality, we may never achieve the penetration we saw prior to the removal.

Also, we experienced lower advertising effective cost per thousand impressions, or eCPMs, than expected during our second fiscal quarter (particularly during the December holiday season) when compared to the same period of fiscal 2016 due to what we believe to be shifts in advertising budgets allocating more spend for video advertising as compared to static full screen ads. During the last thirty days of the fourth quarter, MAU increased by 1.9% to 31.7 million at July 31, 2017 from 31.1 million at July 31, 2016. This improvement is a result of a 17.3% increase in MAU from the emerging markets compared to a 9.9% decrease in more well-developed markets, which shift makes the demographics of our user base less attractive to certain advertisers. We have several growth initiatives underway focused on improving user engagement and retention, content discovery and freshness and user acquisition, which we believe, will reverse the negative trends we experienced in the more well-developed markets. In addition, we are releasing new features and investing in product marketing across both the Android and iOS apps in order to reverse the MAU downturn we experienced in the well-developed markets on a year-over-year basis. Our install count, that is the number of times the Zedge app has been installed on devices, increased to 273.7 million at July 31, 2017 from 216.4 million a year ago.

Direct cost of revenues. The increase in direct cost of revenues in fiscal 2017 compared to fiscal 2016 was attributable to the fees that we pay to third parties that provide us with internet hosting, content serving, and filtering and marketing automation services. The costs associated with hosting increased as a result of our investment in a new content delivery network and backend infrastructure. The costs associated with content serving increased as a result of a new copyright detecting product from one of our vendors. The costs associated with filtering and push notification marketing increased because of an expansion of the addressable customer base for marketing automation services.

Selling, general and administrative expense. Selling, general and administrative expense consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting, professional fees, and public company operating costs. The increase in selling, general and administrative expense in fiscal 2017 compared to fiscal 2016 was mostly due to increases in payroll and benefits, accounting, tax, legal fees, rent, stock-based noncash compensation, and public company operating costs. The increase was partially offset by a reduction in benefits expense in fiscal 2017 due to the recording of a $205,000 receivable from Norway’s SkatteFUNN government program designed to encourage research and development in Norwegian trade and industry, which related to previous periods. In addition, our headcount increased from 54 employees at July 31, 2016 to 64 employees at July 31, 2017. In light of our focus on growth and profitability, we expect, excluding the marketplace initiative, to reduce our costs by $1.5-$2.0 million annually. These savings will be realized from a combination of workforce reduction, infrastructure savings and tighter discretionary spending controls. We believe that these efforts will afford us the resources needed to execute the marketplace initiative well.

Selling, general and administrative expense included stock-based compensation expense of $275,000 and $166,000 in fiscal 2017 and 2016, respectively. At July 31, 2017, unrecognized compensation expense related to unvested stock-based compensation was an aggregate of $590,000. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting period of the relevant grant that ends in 2020.

Depreciation and amortization. Depreciation and amortization consists mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

Write-off of capitalized software and technology development costs. In each of fiscal 2017 and fiscal 2016, we decided to abandon certain software and technology projects that were in development. Since these abandoned projects did not have any future benefit, we charged the capitalized software and technology development costs for these projects to expense.

Net gain (loss) resulting from foreign exchange transactions.  Net gain (loss) resulting from foreign exchange transactions are comprised of losses and gains generated from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar including gains or losses from our NOK hedging activities. In fiscal 2017 and 2016, we had a gain of $105,000 and a loss of $142,000, respectively, from NOK hedging activities.

Benefit from (provision for) income taxes. The decrease in the provision for income taxes in fiscal 2017 compared to fiscal 2016 was due to the jurisdiction in which income was earned in fiscal 2017 compared to fiscal 2016 and our ability to use net operating losses in those jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2017, we had cash and cash equivalents of $4.6 million and working capital (current assets less current liabilities) of $5.1 million. We currently expect that our cash and cash equivalents on hand, and our cash from operations will be sufficient to meet our anticipated cash requirements during fiscal 2018. We also maintain a revolving line of credit of up to $2.5 million and a foreign exchange contract facility of up to $5.0 million with Western Alliance Bank, as discussed below in Financing Activities.

(in thousands)	Fiscal year ended July 31,
	2017	2016
Cash flows (used in) provided by
Operating activities	$(97)	$1,842
Investing activities	(1,506)	(1,006)
Financing activities	166	3,009
Effect of exchange rates on cash and cash equivalents	39	(37)
(Decrease) increase in cash and cash equivalents	$(1,398)	$3,808

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash (used in) provided by operating activities is also impacted by the factors impacting revenue discussed above. The change in cash (used in) provided by operating activities in fiscal 2017 compared to fiscal 2016 was primarily due to the decrease in revenues generated from our service offerings plus the increases in direct cost of revenues and selling, general and administrative expense.

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

In September 2017, we entered into an Agreement and Release with Freeform Development, Inc. (“Freeform”) and certain of its former employees, pursuant to which we obtained releases for the employees from their Freeform employment agreements in exchange for payments by us to satisfy certain of Freeform’s liabilities. We paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to us), and we paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of our Class B common stock. In addition, we issued a total of 192,953 shares of our Class B common stock to the employees and the employees entered into Employment Agreements with us. The aggregate consideration paid by us in connection with these matters was $833,000 consisting of cash of $223,000 and 319,632 shares of our Class B common stock with a fair market value of $611,000 on the date of issue.

Investing Activities

Cash used in investing activities in fiscal 2017 and fiscal 2016 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

We received proceeds of $109,790 from the exercise of stock options in fiscal 2017 for which we issued 280,700 shares of our Class B common stock. In addition, in fiscal 2017, we received proceeds of $56,840 from the exercise of stock options in fiscal 2016, which was recorded as a receivable at July 31, 2016. We received proceeds of $8,579 from the exercise of stock options in fiscal 2016. In fiscal 2016, we issued 99,782 shares of our Class B common stock upon the exercise of stock options.

In connection with the Spin-Off, in May 2016, certain of our equity holders purchased shares of our Class B common stock representing approximately 10.0% of our capital stock for $3 million.

As of September 27, 2016, we entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At July 31, 2017, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants. The bank recently acquiesced to the transaction with Freeform despite certain contractual restrictions.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At July 31, 2017, there were $2.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and no contracts of greater than six months tenor, which reduced the available borrowing under the revolving credit facility by $200,000.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable were $1.7 million at both July 31, 2017 and 2016. Our cash collections in fiscal 2017 and fiscal 2016 were $10.9 million and $12.8 million, respectively.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from digital advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. MoPub (owned by Twitter), Ogury, Google, and Millennial Media, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In fiscal 2017, three customers represented 43%, 17% and 10% of our revenue, and in fiscal 2016, three customers represented 45%, 20% and 13% of our revenue. At July 31, 2017 two customers represented 47% and 12% of our accounts receivable balance, and at July 31, 2016, one customer represented 62% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Smaller reporting companies are not required to provide the information required by this item.

OFF-BALANCE SHEET ARRANGEMENTS

At July 31, 2017, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2017.

Report of Management on Internal Control over Financial Reporting

We, the management of Zedge, Inc. and subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2017. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of July 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2017, we made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Upon the completion of the Spin-Off, we became a public company in the United States subject to the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, a newly public company is not required to comply with either the management or the auditor reporting requirements related to internal control over financial reporting until its second annual report, if applicable. As such we are required to include a report of management on our internal control over financial reporting in our annual report beginning with our annual report for the fiscal year ending July 31, 2017. During the fourth quarter of fiscal 2017, we and IDT designed additional review and monitoring procedures in IDT’s accounting and finance organization and identified and implemented improved processes and controls to satisfy our higher level of requirements.

Item 9B.  Other Information.

Changes of Control of Registrant

By way of a series of transfers completed on October 25, 2016, Debbie Jonas, as trustee of trusts for the benefit of the Jonas children, and Howard Jonas transferred an aggregate of 524,775 shares of our Class A common stock and 1,278,120 shares of our Class B Common Stock, valued at $2,517,703, to Michael Jonas, son of Howard and Debbie Jonas. A trust for the benefit of Michael Jonas transferred other companies’ equities of an equivalent value to Howard Jonas in exchange for these shares. Each of Michael Jonas and Howard Jonas has been a director of ours since May 23, 2016. The Class A common stock is entitled to three votes per share and is convertible into shares of our Class B common stock on a 1-for-1 basis. The Class B common stock is entitled to 1/10 of a vote per share. As of October 25, 2016 and October 25, 2017, Michael Jonas beneficially owned all 524,775 outstanding shares of our Class A common stock, and 1,278,740 shares of our Class B common stock, and controlled 67.6% and of the combined voting power of our outstanding capital stock. As of October 25, 2017, Howard Jonas beneficially owned 441,528 shares of our Class B common stock (representing 1.8% of the combined voting power of our outstanding capital stock).

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

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Tom Arnoy - Chief Executive Officer

Jonathan Reich - Chief Financial Officer and Chief Operating Officer

Directors

Todd Feldman

Mark Ghermezian

Stephen Greenberg

Howard S. Jonas

Michael Jonas

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2017, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure.

We make available free of charge through the investor relations page of our web site (investor.zedge.net ) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our web site.

Our web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

Item 11.  Executive Compensation

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2017, and which is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2017, and which is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2017, and which is incorporated by reference herein.

Item 14.  Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2017, and which is incorporated by reference herein.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits

3.1(1)	Third Amended and Restated Certificate of Incorporation of Zedge, Inc.

3.2(1)	Amended and Restated By-Laws of Zedge, Inc.

10.1*	2016 Stock Option and Incentive Plan, as Amended and Restated

10.2(1)	Transition Services Agreement

10.3(1)	Tax Separation Agreement

10.4(2)	Google Services Agreement between Zedge, Inc. and Google, Inc., dated June 18, 2014

10.5(2)	Marketplace for Premier Publishers Agreement between Zedge, Inc. and MoPub, Inc., dated February 20, 2013

10.6(3)	Zedge Holdings, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated on November 1, 2011

10.7(1)	Form of ISO Stock Option Agreement

10.8(1)	Form of Nonqualified Stock Option Agreement

Exhibit Number	Description of Exhibits

10.9(1)	Form of Restricted Stock Agreement

21.01*	Subsidiaries of the Registrant

23.01*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed June 1, 2016.

(2)	Incorporated by reference to Form 10-12G/A, filed April 25, 2016.

(3)	Incorporated by reference to Form 10-12G/A, filed May 20, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEDGE, INC.

By:	/s/ Jonathan Reich
Jonathan Reich Chief Financial Officer

Date: October 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Tom Arnoy	Chief Executive Officer	October 30, 2017
Tom Arnoy	(Principal Executive Officer)

/s/ Jonathan Reich	Chief Financial Officer	October 30, 2017
Jonathan Reich	(Principal Financial Officer and Principal Accounting Officer)

/s/ Todd Feldman	Director	October 30, 2017
Todd Feldman

/s/ Mark Ghermezian	Director	October 30, 2017
Mark Ghermezian

/s/ Stephen Greenberg	Director	October 30, 2017
Stephen Greenberg

/s/ Howard S. Jonas	Director	October 30, 2017
Howard S. Jonas

/s/ Michael Jonas	Director	October 30, 2017
Michael Jonas

Zedge, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Zedge, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Zedge, Inc. (the “Company”) as of July 31, 2017 and 2016 and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zedge, Inc. at July 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Woodbridge, New Jersey

October 30, 2017

ZEDGE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

July 31,	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,580	$5,978
Trade accounts receivable, net of allowance for doubtful accounts of $0 at July 31, 2017 and 2016	1,712	1,668
Prepaid expenses	315	210
Other current assets	427	107
TOTAL CURRENT ASSETS	7,034	7,963
Property and equipment, net	2,678	1,843
Goodwill	2,518	2,361
Other assets	301	266
TOTAL ASSETS	$12,531	$12,433
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$33	$36
Accrued expenses	1,840	1,487
Deferred revenue	—	15
Due to IDT Corporation	36	299
TOTAL CURRENT LIABILITIES	1,909	1,837
TOTAL LIABILITIES	1,909	1,837
Commitments and contingencies (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; authorized shares—2,400; no shares issued	—	—
Class A common stock; $0.01 par value; authorized shares—2,600; 525 shares issued and outstanding at July 31, 2017 and 2016	5	5
Class B common stock; $0.01 par value; authorized shares—40,000; 9,123 and 8,819 shares issued and outstanding at July 31, 2017 and 2016, respectively	91	88
Additional paid-in capital	21,446	21,045
Accumulated other comprehensive loss	(584)	(817)
Accumulated deficit	(10,336)	(9,725)
TOTAL STOCKHOLDERS’ EQUITY	10,622	10,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,531	$12,433

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

Year ended July 31,	2017	2016
REVENUES	$10,031	$11,113
COSTS AND EXPENSES:
Direct cost of revenue (exclusive of amortization of capitalized software and technology development costs included below)	1,567	1,299
Selling, general and administrative	8,468	7,755
Depreciation and amortization	643	605
Write-off of capitalized software and technology development costs	36	281
(LOSS) INCOME FROM OPERATIONS	(683)	1,173
Interest and other income	19	2
Net gain (loss) resulting from foreign exchange transactions	37	(49)
(LOSS) INCOME BEFORE INCOME TAXES	(627)	1,126
Benefit from (provision for) income taxes	16	(143)
NET (LOSS) INCOME	(611)	983
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	233	(162)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	233	(162)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(378)	$821

(Loss) earnings per share attributable to Zedge, Inc. common stockholders:
Basic	$(0.06)	$0.12
Diluted	$(0.06)	$0.11
Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	9,467	8,346
Diluted	9,467	9,279

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance – July 31, 2015	525	$5	7,637	$76	$17,726	$(655)	$(10,708)	$6,444
Reclassification of mezzanine equity	—	—	—	—	100	—	—	100
Sale of equity prior to the Spin-Off	—	—	1,083	11	2,989	—	—	3,000
Exercise of stock options	—	—	100	1	64	—	—	65
Stock-based compensation	—	—	(1)	—	166	—	—	166
Foreign currency translation adjustment	—	—	—	—	—	(162)	—	(162)
Net income	—	—	—	—	—	—	983	983
Balance – July 31, 2016	525	5	8,819	88	21,045	(817)	(9,725)	10,596
Exercise of stock options	—	—	281	3	107	—	—	110
Stock-based compensation	—	—	18	—	275	—	—	275
Stock issued for matching contributions to the 401(k) Plan	—	—	5	—	19	—	—	19
Foreign currency translation adjustment	—	—	—	—	—	233	—	233
Net loss	—	—	—	—	—	—	(611)	(611)
Balance – July 31, 2017	525	$5	9,123	$91	$21,446	$(584)	$(10,336)	$10,622

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended July 31,	2017	2016
OPERATING ACTIVITIES
Net (loss) income	$(611)	$983
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	643	605
Deferred income taxes	(28)	(26)
Write-off of capitalized software and technology development costs	36	281
Stock-based compensation	275	166
Change in assets and liabilities:
Trade accounts receivable	(45)	(46)
Prepaid expenses and other current assets	(481)	(94)
Other assets	(8)	(7)
Trade accounts payable and accrued expenses	400	39
Due to IDT Corporation	(263)	(70)
Deferred revenue	(15)	11
Net cash (used in) provided by operating activities	(97)	1,842
INVESTING ACTIVITIES
Capitalized software and technology development costs and purchase of equipment	(1,506)	(1,006)
Net cash used in investing activities	(1,506)	(1,006)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	166	9
Sale of equity prior to the Spin-Off	—	3,000
Net cash provided by financing activities	166	3,009
Effect of exchange rates on cash and cash equivalents	39	(37)
Net (decrease) increase in cash and cash equivalents	(1,398)	3,808
Cash and cash equivalents at beginning of year	5,978	2,170
Cash and cash equivalents at end of year	$4,580	$5,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$—	$112
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
Receivable for exercise of stock options	$—	$56
Reclassification of mezzanine equity	$—	$100

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Zedge, Inc. (the “Company”), a Delaware corporation, was incorporated in 2008. The Company’s content platform enables consumers to personalize their mobile devices with free, high-quality ringtones, wallpapers, home screen app icons, widgets and notification sounds. The Company conducts business as a single operating segment.

The consolidated financial statements include all of the accounts of the Company and Zedge Europe AS, a Norwegian corporation and Zedge Canada, Inc. All significant intercompany accounts and transactions have been eliminated.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2017 refers to the fiscal year ended July 31, 2017).

The Spin-Off

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

Revenue Recognition

The Company generates over 90% of its revenues from selling its advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through bidding on an advertising exchange. The Company’s direct arrangements with advertisers are primarily related to game publishers. The Company recognizes advertising revenue as advertisements are delivered to users through impressions, ad views or app installs (depending on the terms agreed upon with the advertiser), as long as evidence of the arrangement with the payer exists (generally through an executed contract), the price is fixed and determinable, and the Company has assessed collectability as reasonably assured.

The remainder of the Company’s revenue is primarily generated from our managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher.

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

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances. In the year ended July 31, 2017, three customers represented 43%, 17%, and 10% of the Company's revenue and in the year ended July 31, 2016 three customers represented 45%, 20% and 13% of the Company's revenue. At July 31, 2017, two customers represented 47% and 12% of the Company’s accounts receivable balance and at July 31, 2016, one customer represented 62% of the Company’s accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Direct Cost of Revenues

Direct cost of revenues for the Company consists of fees paid to third parties that provide the Company with internet hosting, content serving and filtering, and marketing automation services. Such costs are charged to expense as incurred.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. Under ASC 350, Intangibles-Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or if certain circumstances indicate a possible impairment may exist. The Company determined that it is a single reporting unit for its annual impairment test.

In fiscal 2017, the Company adopted the Accounting Standards Update (“ASU”) that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of its reporting unit with its carrying amount. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers income tax effects from any tax deductible goodwill on the carrying amount of its reporting unit when measuring the goodwill impairment loss, if applicable.

The Company’s estimated fair value substantially exceeded its carrying value in Step 1 of the Company’s annual impairment tests as of May 1st for the years ended July 31, 2017 and 2016. The Company concluded that no goodwill impairment existed in the years ended July 31, 2017 and 2016. The Company uses the market approach (guideline company method) for its Step 1 analysis.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31, (in thousands)	2017	2016
Basic weighted-average number of shares	9,467	8,346
Effect of dilutive securities:
Stock options	—	913
Non-vested restricted Class B common stock	—	20
Diluted weighted-average number of shares	9,467	9,279

The following shares were excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive:

Year ended July 31, (in thousands)	2017	2016
Stock options	1,438	355
Non-vested restricted Class B common stock	53	—
Shares excluded from the calculation of diluted earnings per share	1,491	355

For fiscal 2017, the diluted earnings per share equals basic earnings per share because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive. For fiscal 2016, outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the Company’s stock during the period.

Stock-Based Compensation

The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense.

On August 1, 2017, the Company adopted the ASU intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of the ASU did not have an impact on the Company’s consolidated financial statements.

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

Derivative Instruments – Foreign Exchange Forward Contracts

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, primarily the U.S. Dollar – Norwegian Krone (“NOK”) exchange rate. The Company’s risk management policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate exposure. Foreign currency derivative activities are subject to the management, direction and control of the executive management. Foreign exchange forward contracts are recognized on the consolidated balance sheet at their fair value in “Other current assets” or “Accrued expenses”, and changes in fair value are recognized in “Net gain (loss) resulting from foreign exchange transactions” in the consolidated statements of comprehensive (loss) income.

Functional Currency

The U.S. Dollar is the Company’s functional currency. The functional currencies for the Company’s subsidiaries that operate outside of the United States are NOK for Zedge Europe AS and the Canadian dollar for Zedge Canada, Inc., which are the currencies of the primary economic environments in which they primarily expend cash. The Company translates assets and liabilities denominated in foreign currencies to U.S. Dollars at the exchange rate in effect as of the financial statement date, and translates accounts from the statements of comprehensive (loss) income using the weighted average exchange rate for the period. Gains or losses resulting from foreign currency translations are recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses including gains and losses from currency exchange rate changes related to intercompany receivables and payables are reported in “Net gain (loss) resulting from foreign exchange transactions” in the accompanying consolidated statements of comprehensive (loss) income.

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

Recently Issued Accounting Standards Not Yet Adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued an ASU intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for the Company on August 1, 2019. Early application is permitted. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In May 2017, the FASB issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company expects to adopt this standard on August 1, 2018 using the modified retrospective approach. The Company has identified its main revenue streams, which are advertising revenue, app installs and advertising ops outsourcing. In addition, the Company substantially completed reviewing contracts and other relevant documents for most of its customers that comprises its main revenue streams. Based on this preliminary analysis to date of the adoption of the standard, the Company has not identified a significant impact on its consolidated financial statements, although this is subject to change as the Company completes the process.

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

July 31, 2017 (in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange forward contracts	$—	$137	$—	$137

Liabilities:
Foreign exchange forward contracts	$—	$—	$—	$—

July 31, 2016 (in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange forward contracts	$—	$21	$—	$21

Liabilities:
Foreign exchange forward contracts	$—	$15	$—	$15

Fair Value of Other Financial Instruments

The Company’s other financial instruments at July 31, 2017 and 2016 included trade accounts receivable, trade accounts payable and due to IDT Corporation. The carrying amounts of the trade accounts receivable, trade accounts payable and due to IDT Corporation balances approximated fair value due to their short-term nature. These fair value estimates were classified as Level 2 of the fair value hierarchy.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar - NOK exchange rate. Subsequent to the Spin-Off and until November 2016, IDT provided hedging services to the Company pursuant to the Transition Services Agreement (see Note 11). As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 13). The Company does not apply hedge accounting to these contracts; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at July 31, 2017 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
August 2017	1,000,000	8,408,640
September 2017	1,000,000	8,404,640

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

July 31, (in thousands)		2017	2016
Assets Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$137	$21
Liabilities Derivatives:
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Accrued expenses	$—	$15

The effects of derivative instruments on the consolidated statements of comprehensive (loss) income were as follows:

Amount of Gain (Loss) Recognized on Derivatives Year ended July 31, (in thousands)		2017	2016
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives
Foreign exchange forward contracts	Net gain (loss) resulting from foreign exchange transactions	$105	$(142)

Note 4—Property and Equipment

Property and equipment consisted of the following:

July 31, (in thousands)	2007	2016
Capitalized software and technology development costs	$6,419	$5,001
Other	297	230
	6,716	5,231
Less accumulated depreciation and amortization	(4,038)	(3,388)
Total	$2,678	$1,843

Depreciation and amortization expense pertaining to property and equipment was $643,000 and $605,000 for the years ended July 31, 2017 and 2016, respectively.

In each of the years ended July 31, 2017 and 2016, the Company decided to abandon certain software and technology projects that were in development. Since these abandoned projects did not have any future benefit, the Company charged to expense the capitalized software and technology development costs for these projects of $36,000 and $281,000 in the years ended July 31, 2017 and 2016, respectively.

Note 5—Goodwill

The Company’s goodwill related to an acquisition made in a prior period and is carried on the balance sheet of Zedge Europe AS.

The table below reconciles the change in the carrying amount of goodwill for the period from July 31, 2015 to July 31, 2017:

(in thousands)
Balance at July 31, 2015	$2,438
Foreign currency translation adjustments	(77)
Balance at July 31, 2016	2,361
Foreign currency translation adjustments	157
Balance at July 31, 2017	$2,518

Note 6—Accrued Expenses

Accrued expenses consist of the following:

July 31, (in thousands)	2017	2016
Accrued vacation	$685	$494
Accrued payroll taxes	277	210
Accrued payroll and bonuses	250	72
Accrued direct cost of revenues	6	111
Accrued advertising	184	242
Accrued income taxes	36	119
Accrued Professional fees	130	131
Other	272	108
Total accrued expenses	$1,840	$1,487

Note 7—Equity

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

Changes to mezzanine amounts in the year ended July 31, 2016 was as follows:

	Series B Convertible Preferred Stock
(dollars in thousands)	Shares	Amount
Balance at July 31, 2015	947	$100
Reclassification of mezzanine equity	(947)	(100)
Balance at July 31, 2016	—	$—

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

Note 8—Commitments and Contingencies

Legal Proceedings

In March 2014, Saregama India, Limited filed a lawsuit against the Company before the Barasat District Court, seeking approximately $1.6 million as damages and an injunction for copyright infringement. The main ground for the lawsuit was an allegation that the Company avails the plaintiff’s sound recordings through the Company’s platform with full knowledge that the sound recordings have been uploaded and are being communicated to the public without obtaining any license from the plaintiff. There have been no material updates to this matter since filing in March 2014. The Company believes that the possibility of it bearing material liability on the matter is remote.

The Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Lease Commitments

The Company’s future contractual obligations and other commercial commitments at July 31, 2017 were as follows:

Year ended July 31, (in thousands)	2018	2019	Thereafter	Total
Real estate leases	$202	$102	$—	$304
Software as a Service (“SaaS”) license	223	100	—	323
Total contractual obligations	$425	$202	$—	$627

Rental expense under operating leases was $289,000 and $244,000 in the years ended July 31, 2017 and 2016, respectively.

Note 9—Income Taxes

Until the Spin-Off, the Company was a member of IDT’s consolidated group of entities for which income tax returns were filed for the consolidated group, and income taxes for the Company were calculated on a separate tax return basis.

The components of (loss) income before income taxes are as follows:

Year ended July 31, (in thousands)	2017	2016
Domestic	$(717)	$604
Foreign	90	522
(Loss) income before income taxes	$(627)	$1,126

Provision for (benefit from) income taxes consisted of the following:

Year ended July 31, (in thousands)	2017	2016
Current:
Foreign	$12	$169
Federal	—	—
State	—	—
Total current expense	12	169
Deferred:
Foreign	(28)	(26)
Federal	—	—
State	—	—
Total deferred expense	(28)	(26)
(Benefit from) Provision for income taxes	$(16)	$143

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows:

Year ended July 31, (in thousands)	2017	2016
U.S. federal income tax at statutory rate	$(213)	$383
State income tax	(165)	69
Valuation allowance	717	(276)
Foreign tax rate differential	16	(34)
Meals	5	4
Stock compensation and employment credits	(381)	—
Other	5	(3)
(Benefit from) provision for income taxes	$(16)	$143

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets and consisted of approximately $1.8 million at July 31, 2017. Upon distribution of these foreign earnings to the Company’s domestic entities, the Company may be subject to U.S. income taxes and withholding of foreign taxes; however, it is not practicable to determine the amount, if any, which would be paid.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

July 31, (in thousands)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$951	$305
Reserves and accruals	377	352
Stock-based compensation	76	1
Gross deferred tax assets	1,404	658
Less valuation allowance	(1,232)	(515)
Total deferred tax assets	172	143
Total deferred tax liabilities	—	—
Deferred tax assets, net	$172	$143

Deferred tax assets, net are included in “Other assets” in the consolidated balance sheets.

At July 31, 2017 and 2016, the Company had available Federal and State net operating loss (“NOL”) carryforwards ("from domestic operations of approximately $2.0 million and $0.6 million, respectively, to offset future taxable income. The Federal and State NOL carryforwards will begin to expire in 2036. The Company had no available NOLs from foreign operations.

Due to its history of losses, the Company believes that it is not more-likely-than-not that all of the deferred tax assets can be realized. Therefore, the Company has a full valuation allowance on all U.S. deferred tax assets. The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2017
Reserves deducted from deferred income taxes, net:
Valuation allowance	$515	$717	$—	$1,232
2016
Reserves deducted from deferred income taxes, net:
Valuation allowance	$2,305	$—	$(1,790)	$515

At July 31, 2017 and 2016, the Company did not have any unrecognized tax benefits and did not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date. In the years ended July 31, 2017 and 2016, the Company did not record any interest or penalties on income taxes. At July 31, 2017 and 2016, there was no accrued interest included in income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2014 to fiscal 2015 as part of the IDT consolidated tax return and for pre and post spin periods for fiscal 2016, state and local tax returns generally for fiscal 2014 to fiscal 2016 and foreign tax returns generally for fiscal 2012 to fiscal 2016.

In September 2016, the Company was notified that the Zedge Europe AS tax returns for 2012 and 2016 were going to be audited by the tax authorities in Norway. The initial audit meeting took place in October 2016 and the audit is progressing. No significant issues have been identified at this time. Amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than any accrued amount. Accordingly, provisions may be recorded in the future as estimates are revised or underlying matters are settled or resolved. Imposition of assessments as a result of tax audits could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

In connection with the Spin-Off, the Company and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of the Company and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to Separation and Distribution Agreement, among other things, the Company indemnifies IDT and IDT indemnifies the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, IDT indemnifies the Company from all liability for taxes of the Company and any of its subsidiaries or relating to its business with respect to taxable periods ending on or before the Spin-Off, and the Company indemnifies IDT from all liability for taxes of the Company and any of its subsidiaries or relating to its business accruing after the Spin-Off. Notwithstanding the foregoing, the Company is responsible for, and IDT has no obligation to indemnify the Company for, any tax liability of the Company resulting from an audit, examination or other proceeding related to any tax returns that relate solely to it and its subsidiaries regardless of whether such tax return relates to a period prior to or following the Spin-Off.

Research and Development Credits

As of July 31, 2017, the balance of the Company’s receivable from Norway’s SkatteFUNN government program designed to stimulate research and development in Norwegian trade and industry was $260,000, which was included in “Other current assets” in the consolidated balance sheet and $289,000 was recorded as a reduction of selling, general and administrative expense for the year ended July 31, 2017.

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

On January 18, 2017, the Company’s stockholders ratified an amendment to the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock reserved for the grant of awards thereunder by 500,000 shares to an aggregate of 691,000 shares. At July 31, 2017, there were 487,000 shares of the Company’s Class B common stock available for awards under the 2016 Incentive Plan.

On October 18, 2017, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 350,000 shares. The amendment is subject to ratification by the Company’s stockholders.

In the years ended July 31, 2017 and 2016 there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

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

In connection with the Spin-Off, in June 2016, the Compensation Committee of the Company’s Board of Directors approved an extension of the expiration dates of all outstanding stock options held by current employees and consultants of the Company that do not reside in the United States. The expiration date of the stock options was extended to May 31, 2026. This extension applied to options to purchase an aggregate of 0.9 million shares of the Company’s Class B common stock. In fiscal 2016, the Company recorded stock-based compensation expense of $123,000 for the modification of the options based on their estimated fair value on June 2, 2016.

In fiscal 2017, the Company received proceeds of $109,790 from the exercise, during that period, of stock options for which the Company issued 280,700 shares of its Class B common stock. In addition, in fiscal 2017, the Company received proceeds of $56,840 from the exercise, in fiscal 2016, of stock options which was recorded as a receivable as of July 31, 2016.

The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company used the following weighted average assumptions in its BSM pricing model:

Year ended July 31,	2017	2016
Expected term	6.1 years	6.0 years
Volatility	81%	113%
Risk free interest rate	1.7%	1.3%
Dividends	—	—
Grant date fair value	$2.41	$3.71

A summary of the Company’s stock option activity is as follows:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2016	1,440	$0.93
Granted	279	3.80
Exercised	(281)	0.39
Cancelled / forfeited	—	—
Outstanding at July 31, 2017	1,438	$1.59	8.22	$1,212
Exercisable at July 31, 2017	1,149	$1.03	6.37	$1,212

The total intrinsic value of options exercised during the years ended July 31, 2017 and 2016 was $0.8 million and $0.1 million, respectively. At July 31, 2017, there was $590,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock

As part of the Spin-Off, holders of IDT restricted Class B common stock and Deferred Stock Units (“DSUs”) received, in respect of those restricted shares and DSUs, one restricted share of the Company’s Class B common stock for every three restricted shares of IDT and one DSU of the Company for every three DSUs of IDT that they owned as of the record date for the Spin-Off (the same ratio as used for shares of our Class B common stock distributed by IDT in connection with the Spin-Off). As such, 111,842 shares of restricted stock and 7,767 DSUs were issued (adjusted for forfeitures) pursuant to the terms of the 2016 Incentive Plan. Such restricted shares of the Company’s Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of the Company’s Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares. The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

In fiscal 2017, the Company granted 17,349 restricted shares of its Class B common stock, which vested immediately, to its non-employee Board of Directors at a grant date fair value of $3.13 per share. The shares were awarded pursuant to the non-employee Board of Director’s annual automatic grant. There were no other restricted share grants in the years ended July 31, 2017 and 2016. At July 31, 2017, there were 49,474 non-vested shares of restricted stock and 3,885 non-vested DSUs.

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

The change in the Company’s liability to IDT was as follows:

Years ended July 31, (in thousands)	2017	2016
Balance at beginning of year	$299	$369
Payments by IDT on behalf of the Company	937	2,122
Cash repayments, net of advances	(1,200)	(2,192)
Balance at end of year	$36	$299

In the years ended July 31, 2017 and 2016, the Company paid $137,000 and $141,000, respectively, to Appboy, Inc. for use of its customer relationship management and lifecycle marketing platform. The Chief Executive Officer and Co-Founder of Appboy, Inc. is a member of the Company’s Board of Directors.

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

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

(in thousands)	United States	Foreign	Total
Long-lived assets, net:
July 31, 2017	$2,537	$271	$2,808
July 31, 2016	1,719	247	1,966
Total assets:
July 31, 2017	$8,910	$3,621	$12,531
July 31, 2016	8,576	3,857	12,433

Note 13—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At July 31, 2017, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At July 31, 2017, there were $2.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and no contracts of greater than six months tenor, which reduced the available borrowing under the revolving credit facility by $200,000. The bank recently acquiesced to the transaction with Freeform despite certain contractual restrictions.

Note 14—Defined Contribution Plan

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

In fiscal 2017, the Company’s cost for contributions to the Plan was $19,000. In fiscal 2017, the Company contributed 5,500 shares of the Company’s Class B common stock to the Plan for matching contributions.

Note 15—Subsequent Event—Freeform Development, Inc.

In September 2017, the Company entered into an Agreement and Release with Freeform Development, Inc. (“Freeform”) and certain of its former employees, pursuant to which the Company obtained releases for the employees from their Freeform employment agreements in exchange for payments by us to satisfy certain of Freeform’s liabilities. The Company paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to the Company), and the Company paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of the Company’s Class B common stock. In addition, the Company issued a total of 192,953 shares of the Company’s Class B common stock to the employees and the employees entered into Employment Agreements with the Company. The aggregate consideration paid by the Company in connection with these matters was $833,000 consisting of cash of $223,000 and 319,632 shares of the Company’s Class B common stock with a fair market value of $611,000 on the date of issue. The Company is in process of reviewing the accounting for the transaction that will be recorded in the first quarter of fiscal 2018.

