Form 10-Q
period 2017-10-31
Zedge, Inc.
filed 2017-12-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

As of December 12, 2017, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	9,441,572 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2017	2017
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$4,163	$4,580
Trade accounts receivable, net of allowance for doubtful accounts of $0 at October 31, 2017 and July 31, 2017	1,898	1,712
Prepaid expenses	300	315
Other current assets	272	427
Total current assets	6,633	7,034
Property and equipment, net	3,005	2,678
Goodwill	2,437	2,518
Other assets	296	301
Total assets	$12,371	$12,531
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$155	$33
Accrued expenses	2,173	1,840
Due to IDT Corporation	63	36
Total current liabilities	2,391	1,909
Total liabilities	2,391	1,909
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at October 31, 2017 and July 31, 2017	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 9,442 and 9,123 shares issued and outstanding at October 31, 2017 and July 31, 2017, respectively	92	91
Additional paid-in capital	21,760	21,446
Accumulated other comprehensive loss	(721)	(584)
Accumulated deficit	(11,156)	(10,336)
Total stockholders’ equity	9,980	10,622
Total liabilities and stockholders’ equity	$12,371	$12,531

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended October 31,
	2017	2016
	(in thousands, except per share data)

Revenues	$2,659	$2,383
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	372	367
Selling, general and administrative	2,972	1,756
Depreciation and amortization	157	138
Write-off of capitalized software and technology development costs	-	9
(Loss) income from operations	(842)	113
Interest and other income	9	1
Net (loss) gain resulting from foreign exchange transactions	(1)	50
(Loss) income before income taxes	(834)	164
Benefit from (provision for) for income taxes	14	(1)
Net (loss) income	(820)	163
Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	(137)	73
Total other comprehensive (loss) income	(137)	73
Total comprehensive (loss) income	$(957)	$236
(Loss) earnings per share attributable to Zedge, Inc. common stockholders:
Basic	$(0.08)	$0.02
Diluted	$(0.08)	$0.02
Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	9,658	9,261
Diluted	9,658	10,458

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Operating activities
Net (loss) income	$(820)	$163
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	157	138
Deferred income taxes	1	5
Stock-based compensation	73	27
Stock issued to FreeForm noteholders	242	-
Change in assets and liabilities:
Trade accounts receivable	(186)	(11)
Prepaid expenses and other current assets	170	(264)
Other assets	4	(2)
Trade accounts payable and accrued expenses	438	392
Due to IDT Corporation	27	(226)
Deferred revenue	-	(7)
Net cash provided by operating activities	106	215
Investing activities
Capitalized software and technology development costs and purchase of equipment	(488)	(349)
Net cash used in investing activities	(488)	(349)
Financing activities
Proceeds from exercise of stock options	-	124
Net cash provided by financing activities	-	124
Effect of exchange rate changes on cash and cash equivalents	(35)	15
Net (decrease) increase in cash and cash equivalents	(417)	5
Cash and cash equivalents at beginning of period	4,580	5,978
Cash and cash equivalents at end of period	$4,163	$5,983

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018. The balance sheet at July 31, 2017 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent public company through a pro rata distribution of the Company’s common stock held by IDT to IDT’s stockholders (the “Spin-Off”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2018 refers to the fiscal year ending July 31, 2018).

Note 2—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
(in thousands)
31-Oct-17
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$-	$-	$-

31-Jul-17
Assets:
Foreign exchange forward contracts	$-	$137	$-	$137

Liabilities:
Foreign exchange forward contracts	$-	$-	$-	$-

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at October 31, 2017 and July 31, 2017 included trade accounts receivable, trade accounts payable and due to IDT Corporation. The carrying amounts of the trade accounts receivable, trade accounts payable and due to IDT Corporation balances approximated fair value due to their short-term nature. This fair value estimate was classified as Level 2 of the fair value hierarchy.

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

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	October 31, 2017	July 31, 2017
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Other current assets	$—	$137

The effects of derivative instruments on the consolidated statements of comprehensive (loss) income were as follows:

		Amount of (Loss) Gain Recognized on Derivatives
Derivatives not designated or not qualifying as hedging		Three Months Ended October 31,
instruments	Statement of Comprehensive (Loss) Income Location	2017	2016
		(in thousands)
Foreign exchange forward contracts	Net gain (loss) resulting from foreign exchange transactions	$(1)	$50

Note 4—Accrued Expenses

Accrued expenses consist of the following:

	October 31, 2017	July 31, 2017
	(in thousands)
Accrued vacation	$760	$685
Accrued payroll taxes	375	277
Accrued payroll and bonuses	331	250
Accrued severance	163	-
Accrued direct cost of revenues	-	6
Accrued advertising	172	184
Accrued income taxes	-	36
Accrued professional fees	99	130
Other	273	272
Total accrued expenses	$2,173	$1,840

Note 5—Equity

Changes in the components of equity were as follows:

Three Months Ended October 31, 2017
(in thousands)
Balance, July 31, 2017	$10,622
Stock issued to FreeForm noteholders	242
Stock-based compensation	73
Comprehensive income:
Net loss	(820)
Foreign currency translation adjustments	(137)
Total comprehensive loss	(957)
Balance, October 31, 2017	$9,980

Stock Options

In September 2016, the Compensation Committee of our Board of Directors approved an equity grant of options to purchase an aggregate of 231,327 shares of our Class B common stock to our executive officers, a non-executive employee and a consultant. The options vest over a three-year period from grant. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. In November, 2017, the Company cancelled 53,026 shares of these options grant because they exceeded the annual limit of 60,000 shares per grantee as set forth in Article 5(c) of the Amended and Restated 2016 Stock Option and Incentive Plan dated October 18, 2017 (the ‘2016 Incentive Plan”). Simultaneously, the Compensation Committee of our Board of Directors approved an options grant of 53,026 with similar terms. Unrecognized compensation expense related to this option grant was an aggregate of $85,000 based on the estimated fair value of the options on the grant date.

On October 18, 2017, the Compensation Committee of the Company’s Board of Directors approved the grant of options to purchase an aggregate of 124,435 shares of the Company’s Class B common stock to 55 of its non-executive employees. The options vest over a three-year period from December 8, 2017. Unrecognized compensation expense related to this grant was an aggregate of $159,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. At October 31, 2017, there were 483,000 shares of the Company’s Class B common stock available for awards under the 2016 Incentive Plan, inclusive of the additional 350,000 shares discussed below.

2016 Stock Option and Incentive Plan

On October 18, 2017, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 350,000 shares. This amendment is subject to ratification by the Company’s stockholders during Annual Meeting which is scheduled to take place on January 17, 2018.

Freeform Transaction

In September 2017, the Company entered into an Agreement and Release with Freeform Development, Inc. (“Freeform”) and certain of its former employees, pursuant to which the Company obtained releases for certain employees from their Freeform employment agreements in exchange for the repayment of certain of Freeform’s liabilities. The Company paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to the Company), and the Company paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of Zedge Class B common stock with a fair value of $242,000 on issuance, which are subject to a two-year lock-up agreement. The Company believes this transaction does not qualify as a business combination under Accounting Standard Update 2017-01, which the Company adopted early on August 1, 2017, and as such accounted for the payment of the Freeform liabilities that aggregated $465,000, as selling, general and administrative expense in three months ended October 31, 2017.

Additionally, the Company also issued a total of 192,953 shares of the Company’s Class B common stock to former Freeform employees, which shall vest over a four-year period subject to continued employment. These shares had an aggregate grant date fair value of $369,000 and is being amortized on a straight-line basis over the vesting period.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2017	2016
	(in thousands)

Basic weighted-average number of shares	9,658	9,261
Effect of dilutive securities:
Stock options	-	1,079
Non-vested restricted Class B common stock	-	118
Diluted weighted-average number of shares	9,658	10,458

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Shares excluded from the calculation of diluted earnings per share	1,797	247

For the three months ended October 31, 2017, the diluted earnings per share equals basic earnings per share because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive. For the three months ended October 31, 2016, outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period.

Note 7—Related Party Transactions

Prior to the Spin-Off, IDT charged the Company for certain transactions and allocated routine expenses based on company specific items covered under a Master Services Agreement. This agreement provided for, among other things: (1) the allocation between the Company and IDT of costs of employee benefits, taxes and other liabilities and obligations; (2) services provided by IDT relating to human resources and employee benefits administration; and (3) finance, accounting, tax, facilities and legal services provided by IDT to the Company. Following the Spin-Off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement. The services provided pursuant to the Transition Services Agreement include human resources, payroll, investor relations, legal, accounting, tax, financial systems, management consulting and foreign exchange risk management. As of October 31, 2017, most of these services were discontinued and are being performed directly by Zedge. IDT’s charges are included in “Selling, general and administrative expense” in the consolidated statements of comprehensive (loss) income.

	Three Months Ended October 31,
	2017	2016
	(in thousands)

Payments by IDT on behalf of the Company	$229	$477
Cash repayments, net of advances	$(201)	$(703)

Note 8—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At October 31, 2017, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. As of October 31, 2017, there were no outstanding foreign exchange contracts Foreign Exchange Agreement.

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

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
31-Oct-17	$2,880	$251	$3,131
31-Jul-17	$2,537	$271	$2,808

Total assets:
31-Oct-17	$7,267	$5,104	$12,371
31-Jul-17	$8,910	$3,621	$12,531

Note 10—Commitments &Contingencies and Tax Matters

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

Research and Development Credits

As of October 31, 2017, the balance of the Company’s net receivable from Norway’s SkatteFUNN government program designed to stimulate research and development in Norwegian trade and industry was $202,700, which was included in “Other current assets” in the consolidated balance sheet and $25,800 was recorded as a reduction of selling, general and administrative expense for the three months ended October 31, 2017, and $222,700 was recorded as a reduction of selling, general and administrative expense for the three months ended October 31, 2016, of which $204,000 was related to prior periods.

Note 11—Recently Issued Accounting Standards Not Yet Adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for the Company on August 1, 2019. Early application is permitted. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc., collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

Overview

We provide one of the most popular content platforms, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. Today our platform enables consumers to personalize their mobile devices with free, high-quality ringtones, wallpapers, home screen app icons, widgets and notification sounds. Our smartphone app, called Zedge, available in Google Play and iTunes app stores, has been installed over 289 million times, has more than 33 million monthly active users, or MAUs, as of October 31, 2017. The Zedge app has averaged among the top 30 free applications in the Google Play store in the United States and in the iTunes Entertainment category for the past five years. MAU is a performance indicator that captures the number of unique users that opened our app in the previous 30-day period. To date, we have grown our user base without material investment in marketing, user acquisition or advertising.

We generate over 90% of our revenues from selling our advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for advertising inventory is determined through bidding on an advertising exchange. Advertisers are attracted to us because of our sizable user base and our focus on mobile phone personalization. The remainder of our revenue is primarily generated from our managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher.

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

Recent Developments

In September 2017, we entered into an Agreement and Release with Freeform Development, Inc. (“Freeform”) and certain of its former employees, pursuant to which we obtained releases for the employees from their Freeform employment agreements in exchange for the repayment of Freeform’s liabilities. We paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to us), and we paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of our Class B common stock with a fair value of $242,000 on issuance, which are subject to a two-year lock-up agreement. In addition, we issued a total of 192,953 restricted shares of our Class B common stock, with a fair value of $369,000 on issuance, to former employees of Freeform and those employees entered into Employment Agreements with us.

The aggregate consideration paid by us was $834,000, consisting of cash of $223,000 and 319,632 shares of our Class B common stock with a fair market value of $611,000 on the date of issue. The 192,953 shares that were issued to former employees of Freeform vest equally over four years, contingent upon them remaining employees of Zedge. We believe that the acquisition does not qualify as a business combination under Accounting Standard Update 2017-01, which the Company adopted early on August 1, 2017, and as such accounted for the payment of the Freeform liabilities, an aggregate of $465,000, as selling, general and administrative expense in three months ended October 31, 2017. We will charge the fair market value of the employee shares of $369,000 to expense over the four-year requisite service period.

In October 2017, we announced cost-cutting measures that included a modest headcount reduction plan in which we reduced our workforce by approximately 10%. In connection with this plan, we incurred estimated severance costs of $191,000 that was charged to selling, general and administrative expense in the three months ended October 31, 2017.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to capitalized software and technology development costs, revenue recognition and goodwill. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

Recently Issued Accounting Standards Not Yet Adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for the Company on August 1, 2019. Early application is permitted. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In May 2017, the Financial Accounting Standards Board (“FASB”) issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

Results of Operations

Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016.

	Three months ended October 31,		Change
	2017	2016	$	%
	(in thousands)
Revenues	$2,659	$2,383	$276	11.6%
Direct cost of revenues	372	367	5	1.4%
Selling, general and administrative	2,972	1,756	1,216	69.2%
Depreciation and amortization	157	138	19	13.8%
Write-off of capitalized software and technology development costs	-	9	(9)	nm

(Loss) income from operations	(842)	113	(955)	-845.1%
Interest and other income	9	1	8	800.0%
Net (loss) gain resulting from foreign exchange transactions	(1)	50	(51)	-102.0%
Benefit from (provision for) for income taxes	14	(1)	15	-1500.0%

Net (loss) income	$(820)	$163	$(983)	-603.1%

nm—not meaningful

Revenues. Revenues increased 11.6% in Q1 of fiscal 2018 compared to the same period in fiscal 2017 primarily attributable to initiatives that we have taken to improve our app’s core user experience including the introduction of sideswipe and improved content recommendations which, amongst other things, contributed to improvements in MAU, engagement, frequency of use and retention. During the middle of Q1of fiscal 2018 we also launched new Android ad units that increased revenue and the number of ad impressions viewed per user. These changes offset the revenue declines experienced across our desktop and mobile websites which became less relevant with the adoption of our smartphone apps as well as our decision to reduce our investment in the Game Channel in mid-April 2016.

MAU for the last 30 days of the quarter increased 5.7% to 33.4 million from 31.6 million in the comparable period of fiscal 2017, with growth across all regions, globally. MAU is a performance indicator that captures the number of unique users that opened our app in the previous 30-day period.

Average revenue per MAU derived from our apps (ARPMAU) increased 9.9% to $0.0256 from $0.0233, the fourth consecutive quarterly improvement. This increase resulted primarily from the introduction of new Android ad placements that increased the number of ad impressions viewed by users resulting in higher ARPMAU. We manage our business to ARPMAU.

We experienced a 6.0% decrease in advertising effective cost per thousand impressions (eCPMs) in Q1 of fiscal 2018 when compared to the last year quarter. This decline was primarily a result of (i) our prioritizing viewed ad impressions per user ahead of eCPMs in order to maximize revenue; and (ii) the impact of the relative weighting of our user base to emerging markets on revenue contribution as eCPMs are lower in these markets when compared to well-developed economies.

In order to increase our revenues, we launched sideswipe and improved upon content recommendations making fresh and relevant content consistently available in order to encourage greater engagement and increase revenue. In July 2017, we began a limited test of rewarded video ads (i.e. full screen video ads that users are required to watch in exchange for access to content). The test results revealed an incremental increase in revenue without negatively impacting user retention. As such we are adding this placement into our app.

Our cumulative install count, that is the number of times the Zedge app has been installed on devices, increased to 288.8 million at October 31, 2017 from 230.5 million a year ago.

In February, 2016 our iOS app was removed from the iTunes store. In response we introduced a standalone wallpaper app in iTunes in March 2016 offering free wallpapers, a standalone ringtone app in iTunes in December 2016 offering free ringtones, and a premium ringtone app in April 2017 featuring for-purchase remixes of music from chart topping artists. The rollout of these individual apps was done in order to both fully comply with iTunes terms and conditions as well as mitigate risk. The premium ringtone app was also introduced in order to experiment with a paid content monetization capability and to offer tap-to-set ease of use and generate revenues from sources other than advertising. In mid-December 2016, we launched a new ad strategy with our Wallpaper and Ringtones apps, which improved the user experience. Even after these steps, we have not fully recovered from the removal from the iTunes store in February 2016 and, although certain initiatives are intended to grow our user base across all platforms, unless we are able to replicate the prior user experience and functionality, we may never achieve the penetration we saw prior to the removal. Revenue from our iOS app improved 29% when compared the revenue for the three months ended October 31, 2017 to the same period a year ago, but it represents a decline of 68% when compared to the same period two years ago.

Direct cost of revenues. The slight increase in direct cost of revenues in the three months ended October 31, 2017 compared to the same period in fiscal 2017 was attributable to the fees that we pay to third parties that provide us with internet hosting, content serving and filtering and marketing automation services. As a percentage of revenue, direct costs in Q1 of fiscal 2018 declined to 14.0% from 15.4% in the same period in fiscal 2017. This decrease resulted primarily from the redesign of our backend infrastructure. In addition, we renegotiated rates with one of our service providers which further contributed to lowering our direct cost of revenues as a percentage of revenues.

Selling, general and administrative expenses.  Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting, professional fees, and public company operating costs. SG&A expenses increased 69.2% to $2.97 million from $1.76 million compared to the same period in fiscal 2017, primarily attributable to the costs incurred in connection with the Freeform acquihire and the severance costs associated with the workforce reduction. For the three months ended October 31, 2017, we spent $652,000 on developing Zedge’s marketplace which launched on iOS as a beta on December 11, 2017. This amount includes the cost of $465,000 of which $242,000 was paid in stock for the Freeform acquihire. The severance costs incurred in connection with the workforce reduction was $191,000.

In October 2016, we recorded a $204,000 receivable from Norway’s SkatteFUNN (a government program designed to encourage research and development in Norwegian trade and industry) which related to previous periods. As a result of this tax credit, SG&A for the three months ended October 31, 2016 was lowered by $204,000 which contributed in large part to the overall increase in compensation expenses for the three months ended October 31, 2017 when compared to the same period a year ago. Excluding former Freeform employees, our headcount was 66 as of October 31, 2017 compared to 59 as of October 31, 2016. This increase in headcount also contributed to the overall rise in compensation expenses after accounting for higher capitalized software and technology development costs.

SG&A included stock-based compensation expense of $73,000 and $27,000 in the three months ended October 31, 2017 and 2016, respectively. In September 2016, the Compensation Committee of our Board of Directors approved an equity grant of options to purchase an aggregate of 231,327 shares of our Class B common stock to our executive officers, a non-executive employee and a consultant. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. In November, 2017, the Company cancelled 53,026 shares of these options grant because they exceeded the annual limit of 60,000 shares per grantee as set forth in Article 5(c) of the Amended and Restated 2016 Stock Option and Incentive Plan dated October 18, 2017. Simultaneously, the Compensation Committee of our Board of Directors approved an options grant of 53,026 with similar terms. Unrecognized compensation expense related to this options grant was an aggregate of $85,000 based on the estimated fair value of the options on the grant date.

In October 2017, our Compensation Committee approved an equity grant of options to purchase an aggregate of 124,435 shares of our Class B common stock to 55 non-executive employees. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $159,000 based on the estimated fair value of the options on the grant date. At October 31, 2017, unrecognized compensation expense related to unvested stock options was an aggregate of $666,000. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting period of the relevant grant that ends in fiscal 2021.

We granted 192,953 restricted shares to the former Freeform employees that joined Zedge as a result of the acquihire entered into in September 2017. These shares vest in four equal annual installments and are contingent upon ongoing employment with Zedge. Unrecognized compensation expense related to this grant was an aggregate of $369,000 based on the estimated fair value of the shares on the grant date. The unrecognized compensation expense will be recorded on a straight-line basis over the remaining vesting period. At October 31, 2017, unrecognized compensation expense related to unvested restricted stock was an aggregate of $361,000.

Depreciation and amortization. Depreciation and amortization consists mainly of amortization of capitalized software and technology development costs of our internal developers and one consultant on various projects that we invested in specific to the various platforms on which we operate our service offerings.

Write-off of capitalized software and technology development costs. In the three months ended October 31, 2016, we decided not to launch a project that was in development. Since this abandoned project did not have any future benefit, we charged the capitalized software and technology development costs for the project to expense.

Net (loss) gain resulting from foreign exchange transactions. Net (loss) gain resulting from foreign exchange transactions are comprised of losses and gains generated from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar, including gains or losses from our NOK hedging activities. In the three months ended October 31, 2017 and 2016, we had losses of $1,000 and gains of $50,000, respectively, from NOK hedging activities.

Benefit from (provision for) income taxes.  The change from a provision for income taxes to a benefit in the three months ended October 31, 2017 compared to the three months ended October 31, 2016 was due to the loss that was incurred plus a prior year adjustment in the three months ended October 31, 2017 compared to the income in the three months ended October 31, 2016.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements initially through funding by our stockholders, including IDT, including approximately$3 million in equity financing provided prior to our Spin-Off, and from cash flows from our operations.

At October 31, 2017, we had cash and cash equivalents of $4.2 million and working capital (current assets less current liabilities) of $4.2 million. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months. We also maintain a revolving line of credit of up to $2.5 million and a foreign exchange contract facility of up to $5.0 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the three months ended October 31, 2017 and 2016:

	Three months ended October 31,
	2017	2016
	(in thousands)
Cash flows provided by (used in):
Operating activities	$106	$215
Investing activities	(488)	(349)
Financing activities	-	124
Effect of exchange rate changes on cash and cash equivalents	(35)	15
(Decrese) increase in cash and cash equivalents	$(417)	$5

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash flow from operations are also impacted by the factors impacting revenue discussed above. Cash provided by operating activities in the three months ended October 31, 2017 and 2016 was primarily due to the revenues generated from our service offerings.

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

In September 2017, we entered into an Agreement and Release with Freeform Development, Inc. (“Freeform”) and certain of its former employees, pursuant to which we obtained releases for the employees from their Freeform employment agreements in exchange for payments by us to satisfy certain of Freeform’s liabilities. We paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to us), and we paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of our Class B common stock. In addition, we issued a total of 192,953 shares of our Class B common stock to the employees and the employees entered into Employment Agreements with us. The aggregate consideration paid by us in connection with these matters was $834,000 consisting of cash of $223,000 and 319,632 shares of our Class B common stock with a fair market value of $611,000 on the date of issue. We accounted for the payment of the Freeform liabilities, an aggregate of $465,000, as selling, general and administrative expense in three months ended October 31, 2017, of which $242,000 was paid in stock and $223,000 was paid in cash. We will charge the fair market value of the restricted stock granted to these employees of $369,000 to noncash compensation expense over the four-year requisite service period.

Investing Activities

Cash used in investing activities in the three months ended October 31, 2017 and 2016 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service offerings.

Financing Activities

We received proceeds of $67,579 from the exercise of stock options in the three months ended October 31, 2016 for which we issued 48,299 shares of our Class B common stock. In addition, in the three months ended October 31, 2016, we received proceeds of $56,840 from the exercise of stock options in fiscal 2016 which was recorded as a receivable as of July 31, 2016. No stock options were exercised in the three months ended October 31, 2017.

As of September 27, 2016, we entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At October 31, 2017, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. As of October 31, 2017, there were no outstanding foreign exchange contracts.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable were $1.9 million at October 31, 2017 and $1.7 million at July 31, 2017. Our cash collections during the three months ended October 31, 2017 and 2016 were $2.6 million and $2.6 million, respectively.

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

In the three months ended October 31, 2017, four customers represented 33%, 19%, 12% and 11% of our revenue, and in the three months ended October 31, 2016, three customers represented 52%, 15% and 13% of our revenue. At October 31, 2017, three customers represented 44%, 17% and 11% of our accounts receivable balance, and at July 31, 2017, two customers represented 47% and 12% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At October 31, 2017, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2017.

Changes in Internal Control over Financial Reporting.   During the quarter ended October 31, 2017, we made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. To streamline our accounting and finance function while achieving cost cutting objectives, we and IDT mutually agreed to discontinue certain accounting and finance services that were provided by IDT under the Transition and Services Agreement and brought those functions in house. Also in a further effort to reduce costs we have decided to conduct the quarterly evaluation of our internal control over financial reporting ourselves rather than the previous outsourcing of the function to an outside accounting firm.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

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

Zedge, Inc.

December 14, 2017	By:	/s/ Tom Arnoy
Tom Arnoy Chief Executive Officer

December 14, 2017	By:	/s/ Jonathan Reich
Jonathan Reich Chief Financial Officer

