Form 10-Q
period 2018-01-31
Zedge, Inc.
filed 2018-03-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 12, 2018, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	9,664,442 shares outstanding

ZEDGE, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2018	2017
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$4,160	$4,580
Trade accounts receivable, net of allowance for doubtful accounts of $0 at January 31, 2018 and July 31, 2017	1,819	1,712
Prepaid expenses	284	315
Other current assets	320	427
Total current assets	6,583	7,034
Property and equipment, net	3,098	2,678
Goodwill	2,586	2,518
Other assets	299	301
Total assets	$12,566	$12,531
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$277	$33
Accrued expenses	1,944	1,840
Due to IDT Corporation	9	36
Total current liabilities	2,230	1,909
Total liabilities	2,230	1,909
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at January 31, 2018 and July 31, 2017	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 9,532 and 9,123 shares issued and outstanding at January 31, 2018 and July 31, 2017, respectively	95	91
Additional paid-in capital	22,048	21,446
Accumulated other comprehensive loss	(482)	(584)
Accumulated deficit	(11,330)	(10,336)
Total stockholders’ equity	10,336	10,622
Total liabilities and stockholders’ equity	$12,566	$12,531

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)

Revenues	$3,045	$2,572	$5,704	$4,955
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	356	412	728	780
Selling, general and administrative	2,586	2,314	5,558	4,070
Depreciation and amortization	225	184	382	322
Write-off of capitalized software and technology development costs	-	-	-	9
Loss from operations	(122)	(338)	(964)	(226)
Interest and other income	4	7	14	8
Net (loss) gain resulting from foreign exchange transactions	(43)	(17)	(45)	33
Loss before income taxes	(161)	(348)	(995)	(185)
Provision for (benefit from) income taxes	12	(22)	(2)	(21)
Net loss	(173)	(326)	(993)	(164)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	239	(14)	102	59
Total other comprehensive income (loss)	239	(14)	102	59
Total comprehensive income (loss)	$66	$(340)	$(891)	$(105)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.02)	$(0.03)	$(0.10)	$(0.02)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	9,749	9,413	9,703	9,337

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(993)	$(164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	382	322
Deferred income taxes	6	5
Stock-based compensation	272	143
Write-off of capitalized software and technology development costs	-	9
Stock issued to FreeForm noteholders	242	-
Change in assets and liabilities:
Trade accounts receivable	(107)	51
Prepaid expenses and other current assets	138	(258)
Other assets	(4)	(2)
Trade accounts payable and accrued expenses	344	335
Due to IDT Corporation	(27)	(222)
Deferred revenue	-	(14)
Net cash provided by operating activities	253	205
Investing activities
Capitalized software and technology development costs and purchase of equipment	(798)	(757)
Net cash used in investing activities	(798)	(757)
Financing activities
Proceeds from exercise of stock options	91	166
Net cash provided by financing activities	91	166
Effect of exchange rate changes on cash and cash equivalents	34	12
Net decrease in cash and cash equivalents	(420)	(374)
Cash and cash equivalents at beginning of period	4,580	5,978
Cash and cash equivalents at end of period	$4,160	$5,604

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018. The balance sheet at July 31, 2017 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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
January 31, 2018
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$-	$-	$-

July 31, 2017
Assets:
Foreign exchange forward contracts	$-	$137	$-	$137

Liabilities:
Foreign exchange forward contracts	$-	$-	$-	$-

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at January 31, 2018 and July 31, 2017 included trade accounts receivable, trade accounts payable and due to IDT Corporation. The carrying amounts of the trade accounts receivable, trade accounts payable and due to IDT Corporation balances approximated fair value due to their short-term nature.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar – Norwegian Krone (NOK) exchange rate. Subsequent to the Spin-Off and until November 2016, IDT provided hedging services to the Company pursuant to the Transition Services Agreement (see Note 7). As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 8). The Company does not apply hedge accounting to these contracts; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	January 31, 2018	July 31, 2017
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Other current assets	$-	$137

The effects of derivative instruments on the consolidated statements of comprehensive income (loss) were as follows:

		Amount of (Loss) or Gain Recognized on Derivatives
		Three Months Ended January 31,		Six Months Ended January 31,
Derivatives not designated or not qualifying as hedging instruments	Location of (Loss) or Gain Recognized on Derivatives	2018	2017	2018	2017
		(in thousands)
Foreign exchange forward contracts	Net (loss) gain resulting from foreign exchange transactions	$-	$(43)	$(2)	$24

Note 4—Accrued Expenses

Accrued expenses consist of the following:

	January 31, 2018	July 31, 2017
	(in thousands)
Accrued vacation	$890	$685
Accrued payroll taxes	232	277
Accrued payroll and bonuses	260	250
Accrued severance	174	-
Accrued direct cost of revenues	-	6
Accrued advertising	118	184
Accrued income taxes	36	36
Accrued professional fees	145	130
Other	89	272
Total accrued expenses	$1,944	$1,840

Note 5—Equity

Changes in the components of equity were as follow:

Six Months Ended January 31, 2018
(in thousands)
Balance, July 31, 2017	$10,622
Exercise of stock options	91
Stock issued to FreeForm noteholders	242
Stock-based compensation	272
Comprehensive loss:
Net loss	(993)
Foreign currency translation adjustments	102
Total comprehensive loss	(891)
Balance, January 31, 2018	$10,336

Stock Options

In the six months ended January 31, 2018, the Company received proceeds of $91,000 from the exercise of stock options for which the Company issued 52,855 shares of its Class B common stock.

In September 2016, the Compensation Committee of our Board of Directors approved an equity grant of options to purchase an aggregate of 231,327 shares of our Class B common stock to our executive officers, a non-executive employee and a consultant. The options vest over a three-year period from grant. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. In November, 2017, the Company cancelled 53,026 shares of these options grant because they exceeded the annual limit of 60,000 shares per grantee as set forth in Article 5(c) of the Amended and Restated 2016 Stock Option and Incentive Plan dated October 18, 2017 (the “2016 Incentive Plan”). Simultaneously, the Compensation Committee of our Board of Directors approved an options grant of 53,026 with similar terms. Unrecognized compensation expense related to this option grant was an aggregate of $85,000 based on the estimated fair value of the options on the grant date.

On October 18, 2017, the Compensation Committee of the Company’s Board of Directors approved the grant of options to purchase an aggregate of 124,435 shares of the Company’s Class B common stock to 55 of its non-executive employees. The options vest over a three-year period from December 8, 2017. Unrecognized compensation expense related to this grant was an aggregate of $159,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. At January 31, 2018, there were 457,000 shares of the Company’s Class B common stock available for awards under the 2016 Incentive Plan, inclusive of the additional 350,000 shares discussed below.

Pursuant to the 2016 Incentive Plan, the option exercise price for all stock option awards must not be less than the Fair Market Value of the shares of Class B Common Stock covered by the option award on the date of grant. In general, Fair Market Value means the closing sale price per share of Class B Common Stock on the exchange on which the Class B Common Stock is principally traded for the last preceding date on which there was a sale of Class B Common Stock on such exchange.

2016 Stock Option and Incentive Plan

On October 18, 2017, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 350,000 shares. This amendment was ratified by the Company’s stockholders during Annual Meeting held on January 17, 2018.

Freeform Transaction

In September 2017, the Company entered into an Agreement and Release with Freeform Development, Inc. (“Freeform”) and certain of its former employees, pursuant to which the Company obtained releases for certain employees from their Freeform employment agreements in exchange for the repayment of certain of Freeform’s liabilities. The Company paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to the Company), and the Company paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of Zedge Class B common stock with a fair value of $242,000 on issuance, which are subject to a two-year lock-up agreement. The Company believes this transaction did not qualify as a business combination under Accounting Standard Update 2017-01, which the Company adopted early on August 1, 2017, and as such accounted for the payment of the Freeform liabilities that aggregated $465,000, as selling, general and administrative expense in three months ended October 31, 2017.

Additionally, the Company also granted a total of 192,953 restricted shares of the Company’s Class B common stock to former Freeform employees, which shall vest over a four-year period subject to continued employment. These shares had an aggregate grant date fair value of $369,000 which is being amortized on a straight-line basis over the vesting period.

Restricted Stock Award

On February 7, 2018, the Compensation and Corporate Governance Committees of our Board of Directors approved a grant of 108,553 restricted shares of the Company’s Class B Common Stock to our Executive Chairman Michael Jonas. Mr. Jonas has agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2018 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2018 budget. The grant was made at that time because the milestones previously set were achieved. These shares shall vest in equal amounts on February 7, 2019, 2020 and 2021.These shares had an aggregate grant date fair value of $330,000 which is being amortized on a straight-line basis over the vesting period.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
	(in thousands)
Basic weighted-average number of shares	9,749	9,413	9,703	9,337
Effect of dilutive securities:
Stock options	—	—	—	—
Non-vested restricted Class B common stock	—	—	—	—

Diluted weighted-average number of shares	9,749	9,413	9,703	9,337

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
	(in thousands)
Stock options	1,499	1,434	1,499	1,434
Non-vested restricted Class B common stock	241	53	241	53

Shares excluded from the calculation of diluted earnings per share	1,740	1,487	1,740	1,487

For the three and six months ended January 31, 2018 and 2017, the diluted earnings per share equals basic earnings per share because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

Note 7—Related Party Transactions

Prior to the Spin-Off, IDT charged the Company for certain transactions and allocated routine expenses based on company specific items covered under a Master Services Agreement. This agreement provided for, among other things: (1) the allocation between the Company and IDT of costs of employee benefits, taxes and other liabilities and obligations; (2) services provided by IDT relating to human resources and employee benefits administration; and (3) finance, accounting, tax, facilities and legal services provided by IDT to the Company. Following the Spin-Off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement. The services provided pursuant to the Transition Services Agreement include human resources, payroll, investor relations, legal, accounting, tax, financial systems, management consulting and foreign exchange risk management. As of October 31, 2017, most of these services were discontinued and are being performed directly by Zedge or vendors retained by Zedge. IDT’s charges are included in “Selling, general and administrative expense” in the consolidated statements of comprehensive income (loss).

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Payments by IDT on behalf of the Company	$33	$161	$261	$638
Cash repayments, net of advances	$(86)	$(157)	$(287)	$(860)

Note 8—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At January 31, 2018, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. As of January 31, 2018, there were no outstanding foreign exchange contracts Foreign Exchange Agreement.

Note 9—Business Segment and Geographic Information

The Company provides a content platform, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. The Company’s platform enables consumers to personalize their mobile devices with high quality ringtones, wallpapers, home screen app icons and notification sounds. The bulk of the content is generally available free of charge. The Company conducts business as one operating segment.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
January 31, 2018	$2,972	$260	$3,232
July 31, 2017	$2,537	$271	$2,808

Total assets:
January 31, 2018	$8,111	$4,455	$12,566
July 31, 2017	$8,910	$3,621	$12,531

Note 10— Commitments & Contingencies and Tax Matters

Legal Proceedings

In March 2014, Saregama India, Limited filed a lawsuit against the Company before the Barasat District Court, seeking approximately $1.6 million as damages and an injunction for copyright infringement. The main ground for the lawsuit was an allegation that the Company avails the plaintiff’s sound recordings through the Company’s platform with full knowledge that the sound recordings have been uploaded and are being communicated to the public without obtaining any license from the plaintiff. This case is still ongoing and the Company believes that the possibility of it bearing material liability on the matter is remote.

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

Research and Development Credits

As of January 31, 2018, the balance of the Company’s net receivable from SkatteFUNN, a Norwegian government program designed to stimulate research and development in Norwegian trade and industry, was $220,000 which was included in “Other current assets” in the consolidated balance sheet. SkatteFUNN credits of $4,500 and $39,200 were recorded as a reduction of selling, general and administrative expense for the three months and six months ended January 31, 2018 respectively, and $33,200 and $ 255,900 were recorded as a reduction of selling, general and administrative expense for the three months and six months ended January 31, 2017, of which $204,000 was related to prior periods.

Note 11—Provision for (benefit from) Income taxes

The changes from a benefit from to a provision for income taxes in the three ended January 31, 2018 compared to the same periods in fiscal 2017, and the decrease in benefit from income tax in the six months ended January 31, 2018 compared to the same periods in fiscal 2017 was primarily due to the jurisdiction in which loss was incurred in the three and six months ended January 31, 2018 compared to the same periods in fiscal 2017 and our ability to utilize net operating losses we hold in those jurisdictions. In addition, the decrease in the Norwegian corporate tax rate from 24.0% to 23.0% resulted in an increase in deferred tax expense of approximately $7,000.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 % to 21.0% effective January 1, 2018. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% will result in a blended statutory tax rate of 26.4% for the fiscal year ending July 31, 2018.  The Company does not anticipate any impact to tax expense due to the full valuation allowance of the Company and believes that the most significant impact on its consolidated financial statements will be reduction of approximately $342,000 for the deferred tax assets related to net operating losses and other assets.  Such reduction is offset by changes to the Company’s valuation allowance.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as we refine our estimates or complete our accounting of such tax effects.

Note 12—Recently Issued Accounting Standards Not Yet Adopted

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

In May 2017, the FASB” issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

Overview

We provide one of the most popular content platforms, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. Today our platform enables consumers to personalize their mobile devices with high-quality ringtones, wallpapers, home screen app icons, widgets and notification sounds. The bulk of the content is generally available free of charge. Our smartphone app, called Zedge, available in both the Google Play and iTunes app stores, has been installed over 300 million times, has more than 35 million monthly active users (“MAU”) as of January 31, 2018. The Zedge app has averaged among the top 30 free applications in the Google Play store in the United States and in the iTunes Entertainment category for the past five years. MAU is a performance indicator that captures the number of unique users that opened our app in the previous 30-day period. To date, we have grown our user base without material investment in marketing, user acquisition or advertising.

In September 2017 we undertook the acquihire of Freeform Development, Inc. (“Freeform”) with the goal of accelerating development of Zedge Premium, our marketplace where artists can monetize their content by making it available to our 35 million monthly active users. We rolled out a beta of Zedge Premium on iOS in December 2017 and expect to complete the rollout to our Android users in March 2018. Over time we expect that Zedge premium will both drive new users and new revenue streams.

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

Recent Developments

On February 7, 2018, the Audit Committee of our Board of Directors dismissed BDO USA, LLP (“BDO”) as our independent registered public accounting firm, effective February 7, 2018.

On February 7, 2018, our Audit Committee appointed Mayer Hoffman McCann CPAs, the New York Practice of Mayer Hoffman McCann P.C. (“MHM”) to serve as our independent registered public accounting firm for the remainder of the fiscal year ending July 31, 2018, and to issue a report on the audit of our financial statements for fiscal 2018.  The decision to engage MHM was approved by the Audit Committee of our Board of Directors and was made after a competitive bidding process and thoughtful evaluation.

We rolled out a beta of Zedge Premium on iOS in December 2017 and expect to complete the rollout to our Android users in March 2018

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

Results of Operations

Three and Six Months Ended January 31, 2018 Compared to Three and Six Months Ended January 31, 2017

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
Revenues	$3,045	$2,572	$473	18.4%	$5,704	$4,955	$749	15.1%
Direct cost of revenues	356	412	(56)	-13.6%	728	780	(52)	-6.7%
Selling, general and administrative	2,586	2,314	272	11.8%	5,558	4,070	1,488	36.6%
Depreciation and amortization	225	184	41	22.3%	382	322	60	18.6%
Write-off of capitalized software and technology development costs	-	-	-	nm	-	9	(9)	nm

Loss from operations	(122)	(338)	216	-63.9%	(964)	(226)	(738)	326.5%
Interest and other income	4	7	(3)	-42.9%	14	8	6	75.0%
Net (loss) gain resulting from foreign exchange transactions	(43)	(17)	(26)	152.9%	(45)	33	(78)	-236.4%
Provision for (benefit from) income taxes	12	(22)	34	-154.5%	(2)	(21)	19	-90.5%

Net loss	$(173)	$(326)	$153	-46.9%	$(993)	$(164)	$(829)	505.5%

nm—not meaningful

Revenues. Revenues increased 18.4% and 15.1% in the three and six months ended January 31, 2018 compared to the same periods in fiscal 2017, respectively. These increases were primarily due to a 15.2% and 12.1% increase in our average revenue per monthly active user, or ARPMAU, to $0.0273 from $0.0237 in the three months ended January 31, 2018 and 2017, respectively, and to $0.0265 from $0.0236 in the six months ended January 31, 2018 and 2017, respectively. The ARPMAU increase was primarily attributable to initiatives that we have implemented in recent periods to improve our app’s core user experience including the introduction of sideswipe and improved content recommendations, which, amongst other things, contributed to improvements in MAU and engagement. During the middle of Q1of fiscal 2018 we also launched new Android ad units that increased revenue due to superior monetization as well as the number of ad impressions viewed per user.

Revenue from the beta test of Zedge Premium was immaterial in Q2 in light of the rollout, which began in mid-December 2017, being on iOS, which only comprises around 10% of our user base. However, both engagement with Zedge Premium as well as ARPMAU trends have markedly improved since rollout. We expect to complete the rollout to Android users in March 2018 and are encouraged by the opportunity. In the coming months, we will focus on driving more users into Zedge Premium, expand our artist community and experiment with various monetization mechanisms.

We experienced an 11% decrease in advertising effective cost per thousand impressions (eCPMs) in Q2 of fiscal 2018 when compared to the last year quarter. This decline was primarily a result of driving incremental revenue contribution by prioritizing viewed ad impressions per user ahead of potentially higher eCPMs and the impact that our emerging market user base had on revenue due to advertising rates being lower in these regions when compared to the well-developed economies.

We continue testing new monetization drivers including a variety of ad units, merchandising and targeted affiliate relationships in order to improve revenues.

Monthly Active Users, or unique users that opened our app during the last 30 days of the quarter increased by 6% to 35.5 million at January 31, 2018 from 33.4 million at January 31, 2017, with the majority of growth concentrated in emerging markets. Our install count, that is the number of times the Zedge app has been installed on devices, increased to 306.2 million at January 31, 2018 from 246.3 million a year ago.

Direct cost of revenues. The decrease in direct cost of revenues in the three and six months ended January 31, 2018 compared to the same periods in fiscal 2017 was primarily attributable to the redesign of our backend infrastructure. As a percentage of revenue, direct costs in the three and six months ended January 31, 2018 were 11.7% and 12.8%, respectively, as compared to 16.0% and 15.7% for the same periods in fiscal 2017, respectively. We have started work on the second phase of the redesign of our backend infrastructure, which we expect will result in additional cost savings.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting, professional fees, and public company operating costs. The increase in the SG&A expenses in the three and six months ended January 31, 2018 compared to the same periods in fiscal 2017 was mostly attributable to the costs and expenses incurred in connection with the Freeform acquihire, the related launch of Zedge Premium, severance costs associated with the workforce reduction announced in Q1 of fiscal 2018, and the impact that weakening dollar had on compensation expense considering the majority of our employees reside in Norway.

Headcount totaled 62 as of January 31, 2018 compared to 61 as of January 31, 2017. We expect to bring on additional staff for Zedge Premium in the coming months as we work to drive more users into Zedge Premium, expand our artist community and experiment with various monetization mechanisms. The costs and expenses related to Zedge Premium were partially offset by the cost savings plan implemented at the beginning of our Q2 fiscal 2018.

In October 2016, we recorded a one-time receivable relating to prior periods from SkatteFUNN (a Norwegian government program designed to encourage research and development in Norwegian trade and industry) for $204,000. As a result of this tax credit, SG&A for the six months ended January 31, 2017 was lowered by $204,000 which contributed in part to the overall increase in compensation expenses for the six months ended January 31, 2018 when compared to the same period a year ago.

Selling, general and administrative expense included stock-based compensation expense of $96,000 and $63,000 in the three months ended January 31, 2018 and 2017, respectively, and $169,000 and $89,000 in the six months ended January 31, 2018 and 2017, respectively. In September 2016, the Compensation Committee of our Board of Directors approved an equity grant of options to purchase 231,327 shares of our Class B common stock to our executive officers, a consultant and a non-executive employee. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. In November, 2017, the Company cancelled 53,026 shares of these options grant because they exceeded the annual limit of 60,000 shares per grantee as set forth in Article 5(c) of the Amended and Restated 2016 Stock Option and Incentive Plan dated October 18, 2017. Simultaneously, the Compensation Committee of our Board of Directors approved an options grant of 53,026 with similar terms. Unrecognized compensation expense related to this options grant was an aggregate of $85,000 based on the estimated fair value of the options on the grant date.

In October 2017, our Compensation Committee approved an equity grant of options to purchase an aggregate of 124,435 shares of our Class B common stock to 55 non-executive employees. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $159,000 based on the estimated fair value of the options on the grant date.

At January 31, 2018, unrecognized compensation expense related to unvested stock options was an aggregate of $577,000. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting period of the relevant grant that ends in fiscal 2021.

Pursuant to the 2016 Incentive Plan, the option exercise price for all stock option awards must not be less than the Fair Market Value of the shares of Class B Common Stock covered by the option award on the date of grant. In general, Fair Market Value means the closing sale price per share of Class B Common Stock on the exchange on which the Class B Common Stock is principally traded for the last preceding date on which there was a sale of Class B Common Stock on such exchange

We granted 192,953 restricted shares to the former Freeform employees that joined Zedge as a result of the acquihire entered into in September 2017. These shares vest in four equal annual installments and are contingent upon ongoing employment with Zedge. Unrecognized compensation expense related to this grant was an aggregate of $369,000 based on the estimated fair value of the shares on the grant date. The unrecognized compensation expense will be recorded on a straight-line basis over the remaining vesting period. At January 31, 2018, unrecognized compensation expense related to unvested restricted stock was an aggregate of $338,000.

On February 7, 2018, the Compensation and Corporate Governance Committees of our Board of Directors approved a grant of 108,553 restricted shares of the Company’s Class B Common Stock to our Executive Chairman Michael Jonas. Mr. Jonas has agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2018 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2018 budget. The grant was made at that time because the milestones previously set were achieved. These shares shall vest in equal amounts on February 7, 2019, 2020 and 2021.These shares had an aggregate grant date fair value of $330,000 and will be amortized on a straight-line basis over the vesting period.

Depreciation and amortization. Depreciation and amortization consists mainly of amortization of capitalized software and technology development costs of our internal developers and one consultant on various projects that we invested in specific to the various platforms on which we operate our service offerings.

Write-off of capitalized software and technology development costs. In the six months ended January 31, 2017, we decided not to launch a project that was in development. Since this abandoned project did not have any future benefit, we charged the capitalized software and technology development costs for the project to expense during that period.

Net (loss) gain resulting from foreign exchange transactions. Net (loss) gain resulting from foreign exchange transactions are comprised of losses and gains generated from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar, including gains or losses from our NOK hedging activities. In the three months ended January 31, 2018 and 2017, we had losses of $43,000 and $17,000, respectively, including loss from NOK hedging activities, and in the six months ended January 31, 2018 and 2017, we had losses of $45,000 and gains of $33,000, respectively, including gains or losses from NOK hedging activities.

Provision for (Benefit from) income taxes.  The changes from a benefit from to a provision for income taxes in the three months ended January 31, 2018 compared to the same periods in fiscal 2017, and the decrease in benefit from income tax in the six months ended January 31, 2018 compared to the same periods in fiscal 2017 was primarily due to the jurisdiction in which loss was incurred in the three and six months ended January 31, 2018 compared to the same periods in fiscal 2017 and our ability to utilize net operating losses we hold in those jurisdictions. In addition, the decrease in the Norwegian corporate tax rate from 24.0% to 23.0% resulted in an increase to deferred tax expense of approximately $7,000.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 % to 21.0% effective January 1, 2018. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% will result in a blended statutory tax rate of 26.4% for the fiscal year ending July 31, 2018.  The Company does not anticipate any impact to tax expense due to the full valuation allowance of the Company and believes that the most significant impact on its consolidated financial statements will be reduction of approximately $342,000 for the deferred tax assets related to net operating losses and other assets.  Such reduction is offset by changes to the Company’s valuation allowance.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as we refine our estimates or complete our accounting of such tax effects.

Liquidity and Capital Resources

General

Historically, we satisfied our cash requirements initially through funding by our stockholders, including IDT, including approximately $3 million in equity financing provided prior to our Spin-Off, and from cash flows from our operations.

At January 31, 2018, we had cash and cash equivalents of $4.2 million and working capital (current assets less current liabilities) of $4.4 million. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the next twelve months. We also maintain a revolving line of credit of up to $2.5 million and a foreign exchange contract facility of up to $5.0 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the six months ended January 31, 2018 and 2017:

	Six months ended January 31,
	2018	2017
	(in thousands)
Cash flows provided by (used in):
Operating activities	$253	$205
Investing activities	(798)	(757)
Financing activities	91	166
Effect of exchange rate changes on cash and cash equivalents	34	12
Decrese in cash and cash equivalents	$(420)	$(374)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the six months ended January 31, 2018 and 2017 was primarily due to the revenues generated from our service offerings.

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

Investing Activities

Cash used in investing activities in the six months ended January 31, 2018 and 2017 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

We received proceeds of $91,000 from the exercise of stock options in the six months ended January 31, 2018 in connection with which we issued 52,855 shares of our Class B common stock. We received proceeds of $109,000 from the exercise of stock options in the six months ended January 31, 2017 in connection with which we issued 277,200 shares of our Class B common stock. In addition, in the six months ended January 31, 2017, we also received proceeds of $57,000 from the exercise of stock options in fiscal 2016 which was recorded as a receivable as of July 31, 2016.

As of September 27, 2016, we entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At January 31, 2018, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. As of January 31, 2018, there were no outstanding foreign exchange contracts.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable were $1.8 million at January 31, 2018 and $1.7 million at July 31, 2017.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from digital advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. MoPub (owned by Twitter), Google, Facebook and Ogury, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In the six months ended January 31, 2018, three customers represented 37%, 19% and 12% of our revenue, and in the six months ended January 31, 2017, three customers represented 49%, 18% and 11% of our revenue. At January 31, 2018, three customers represented 53%, 11% and 10 % of our accounts receivable balance, and at July 31, 2017, two customers represente47% and 12% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At January 31, 2018, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended October 31, 2017, with the aim of streamlining our accounting and finance function while achieving cost cutting objectives, we and IDT mutually agreed to discontinue certain accounting and finance services that were provided by IDT under the Transition and Services Agreement and brought those functions in house. Also in a further effort to reduce costs we have decided to conduct the quarterly evaluation of our internal control over financial reporting ourselves rather than the previous outsourcing of the function to an outside accounting firm.

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

ZEDGE, INC.

March 14, 2018	By:	/s/ Tom Arnoy
Tom Arnoy Chief Executive Officer

March 14, 2018	By:	/s/ Jonathan Reich
Jonathan Reich Chief Financial Officer

