Form 10-Q
period 2018-04-30
Zedge, Inc.
filed 2018-06-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-37782

ZEDGE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3199071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22 Cortlandt Street, 11th Floor, New York, NY	10007
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 11, 2018, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	9,734,576 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		1

Item 1.	Financial Statements (Unaudited)	1

	Consolidated Balance Sheets	1

	Consolidated Statements of Comprehensive Loss	2

	Consolidated Statements of Cash Flows	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION		20

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2018	2017
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$4,272	$4,580
Trade accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2018 and July 31, 2017	1,680	1,712
Prepaid expenses	236	315
Other current assets	314	427
Total current assets	6,502	7,034
Property and equipment, net	3,272	2,678
Goodwill	2,491	2,518
Other assets	293	301
Total assets	$12,558	$12,531
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$285	$33
Accrued expenses	2,113	1,840
Due to IDT Corporation	3	36
Total current liabilities	2,401	1,909
Total liabilities	2,401	1,909
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at April 30, 2018 and July 31, 2017	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 9,736 and 9,123 shares issued and outstanding at April 30, 2018 and July 31, 2017, respectively	97	91
Additional paid-in capital	22,327	21,446
Accumulated other comprehensive loss	(634)	(584)
Accumulated deficit	(11,638)	(10,336)
Total stockholders’ equity	10,157	10,622
Total liabilities and stockholders’ equity	$12,558	$12,531

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)

Revenues	$2,551	$2,530	$8,255	$7,485
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	378	406	1,106	1,186
Selling, general and administrative	2,195	2,151	7,753	6,222
Depreciation and amortization	317	166	699	487
Write-off of capitalized software and technology development costs	-	-	-	9
Loss from operations	(339)	(193)	(1,303)	(419)
Interest and other income	7	6	21	14
Net gain (loss) resulting from foreign exchange transactions	26	(52)	(19)	(19)
Loss before income taxes	(306)	(239)	(1,301)	(424)
Provision for (benefit from) income taxes	3	-	1	(21)
Net loss	(309)	(239)	(1,302)	(403)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(152)	(121)	(50)	(62)
Total other comprehensive loss	(152)	(121)	(50)	(62)
Total comprehensive loss	$(461)	$(360)	$(1,352)	$(465)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.03)	$(0.02)	$(0.13)	$(0.04)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	9,867	9,595	9,757	9,423

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(1,302)	$(403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	699	487
Deferred income taxes	7	4
Stock-based compensation	429	209
Write-off of capitalized software and technology development costs	-	9
Stock issued to FreeForm noteholders	242	-
Change in assets and liabilities:
Trade accounts receivable	33	(122)
Prepaid expenses and other current assets	192	(184)
Other assets	1	2
Trade accounts payable and accrued expenses	516	442
Due to IDT Corporation	(33)	(243)
Deferred revenue	-	(14)
Net cash provided by operating activities	784	187
Investing activities
Capitalized software and technology development costs and purchase of equipment	(1,295)	(1,240)
Net cash used in investing activities	(1,295)	(1,240)
Financing activities
Proceeds from exercise of stock options	216	167
Net cash provided by financing activities	216	167
Effect of exchange rate changes on cash and cash equivalents	(13)	(10)
Net decrease in cash and cash equivalents	(308)	(896)
Cash and cash equivalents at beginning of period	4,580	5,978
Cash and cash equivalents at end of period	$4,272	$5,082

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018. The balance sheet at July 31, 2017 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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
April 30, 2018
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

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at April 30, 2018 and July 31, 2017 included trade accounts receivable, trade accounts payable and due to IDT Corporation. The carrying amounts of the trade accounts receivable, trade accounts payable and due to IDT Corporation balances approximated fair value due to their short-term nature.

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

There were no outstanding derivative instruments on April 30, 2018. On May 2, 2018, the Company entered into a series of forward contracts pursuant to the Foreign Exchange Agreement with Western Alliance Bank as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Jun-18	500,000	4,004,545
Jul-18	500,000	3,999,545
Aug-18	500,000	3,994,495
Sep-18	500,000	3,989,945
Oct-18	500,000	3,986,095
Nov-18	500,000	3,983,595

Total	3,000,000	23,958,220

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	April 30, 2018	July 31, 2017
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Other current assets	$-	$137

The effects of derivative instruments on the consolidated statements of comprehensive loss were as follows:

		Amount of Loss Recognized on Derivatives
		Three Months Ended		Nine Months Ended
		April 30,		April 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Loss Recognized on Derivatives	2018	2017	2018	2017
		(in thousands)
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$-	$(92)	$(1)	$(68)

Note 4—Accrued Expenses

Accrued expenses consist of the following:

	April 30, 2018	July 31, 2017
	(in thousands)
Accrued vacation	$960	$685
Accrued payroll taxes	363	277
Accrued payroll and bonuses	366	250
Accrued severance	123	-
Accrued direct cost of revenues	-	6
Accrued advertising	43	184
Accrued income taxes	36	36
Accrued professional fees	142	130
Other	80	272
Total accrued expenses	$2,113	$1,840

Note 5—Equity

Changes in the components of equity were as follows:

Nine Months Ended April 30, 2018
(in thousands)
Balance, July 31, 2017	$10,622
Exercise of stock options	216
Stock issued to FreeForm noteholders	242
Stock-based compensation (1)	429
Comprehensive loss:
Net loss	(1,302)
Foreign currency translation adjustments	(50)
Total comprehensive loss	(1,352)
Balance, April 30, 2018	$10,157

(1)	This amount includes stock issued to pay for the Board of Directors’ compensation of $104,000 and the Company’s matching contribution to employees’ 401(k) plan contributions with a value of $33,000.

Stock Options

In the nine months ended April 30, 2018, the Company received proceeds of $216,000 from the exercise of stock options for which the Company issued 137,111 shares of its Class B common stock.

In September 2016, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved an equity grant of options to purchase an aggregate of 231,327 shares of our Class B common stock to our executive officers, a non-executive employee and a consultant. The options vest over a three-year period from grant. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. In November 2017, the Company cancelled 53,026 shares of this option grant because they exceeded the annual limit of 60,000 shares per grantee as set forth in Article 5(c) of the Amended and Restated 2016 Stock Option and Incentive Plan dated October 18, 2017 (the “2016 Incentive Plan”). Simultaneously, the Compensation Committee approved an option grant of 53,026 with similar terms. Unrecognized compensation expense related to this option grant was an aggregate of $85,000 based on the estimated fair value of the options on the grant date.

On October 18, 2017, the Compensation Committee approved the grant of options to purchase an aggregate of 124,435 shares of the Company’s Class B common stock to 55 of its non-executive employees. The options vest over a three-year period from December 8, 2017. Unrecognized compensation expense related to this grant was an aggregate of $159,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

2016 Stock Option and Incentive Plan

On October 18, 2017, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 350,000 shares. This amendment was ratified by the Company’s stockholders during Annual Meeting held on January 17, 2018. At April 30, 2018, there were 386,000 shares of the Company’s Class B common stock available for awards under the 2016 Incentive Plan, inclusive of the additional 350,000 shares discussed below.

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

Freeform Transaction

In September 2017, the Company entered into an Agreement and Release with Freeform Development, Inc. (“Freeform”) and certain of its former employees, pursuant to which the Company obtained releases for certain employees from their Freeform employment agreements in exchange for the repayment of certain of Freeform’s liabilities. The Company paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to the Company), and the Company paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of Zedge Class B common stock with a fair value of $242,000 on issuance, which are subject to a two-year lock-up agreement. The Company believes this transaction did not qualify as a business combination under Accounting Standard Update 2017-01, which the Company adopted early on August 1, 2017, and as such accounted for the payment of the Freeform liabilities that aggregated $465,000, as selling, general and administrative expense in three months ended October 31, 2017.  The Company expects to receive a $25,000 refund from Freeform Development Inc. Accordingly, the Company recorded a receivable of $25,000 and reduced the Freeform acquihire costs from $465,000 to $440,000 during the three months ended April 30, 2018.

In addition to the above payments, the Company also granted a total of 192,953 restricted shares of the Company’s Class B common stock to former Freeform employees, which shall vest over a four-year period subject to continued employment. These shares had an aggregate grant date fair value of $369,000 which is being amortized on a straight-line basis over the vesting period.

Restricted Stock Award

On February 7, 2018, the Compensation Committee and the Corporate Governance Committees of our Board of Directors approved a grant of 108,553 restricted shares of the Company’s Class B Common Stock to our Executive Chairman Michael Jonas. Mr. Jonas has agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2018 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2018 budget. The grant was made at that time because the milestones previously set were achieved. These shares shall vest in equal amounts on February 7, 2019, 2020 and 2021.These shares had an aggregate grant date fair value of $330,000 which is being amortized on a straight-line basis over the vesting period.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Basic weighted-average number of shares	9,867	9,595	9,757	9,423
Effect of dilutive securities:
Stock options	—	—	—	—
Non-vested restricted Class B common stock	—	—	—	—

Diluted weighted-average number of shares	9,867	9,595	9,757	9,423

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	1,366	1,431	1,366	1,431
Non-vested restricted Class B common stock	346	53	346	53

Shares excluded from the calculation of diluted earnings per share	1,712	1,484	1,712	1,484

For the three and nine months ended April 30, 2018 and 2017, the diluted earnings per share equals basic earnings per share because the Company incurred net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

Note 7—Related Party Transactions

Prior to the Spin-Off, IDT charged the Company for certain transactions and allocated routine expenses based on Company specific items covered under a Master Services Agreement. This agreement provided for, among other things: (1) the allocation between the Company and IDT of costs of employee benefits, taxes and other liabilities and obligations; (2) services provided by IDT relating to human resources and employee benefits administration; and (3) finance, accounting, tax, facilities and legal services provided by IDT to the Company. Following the Spin-Off, IDT charges the Company for services it provides pursuant to a Transition Services Agreement entered into effective with the Spin-Off. The services provided pursuant to the Transition Services Agreement include human resources, payroll, investor relations, legal, accounting, tax, financial systems, management consulting and foreign exchange risk management. As of October 31, 2017, most of these services were discontinued and are being performed directly by Zedge or vendors retained by Zedge. Amounts charged by IDT to the Company are included in “Selling, general and administrative expense” in the consolidated statements of comprehensive loss.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)

Payments by IDT on behalf of the Company	$14	$160	$274	$798
Cash repayments, net of advances	$(26)	$(181)	$(313)	$(1,041)

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

The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At April 30, 2018, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. As of April 30, 2018, there were no outstanding foreign exchange contracts under the Foreign Exchange Agreement. On May 2, 2018, the Company entered into a series of forward contracts, see Note 3 above.

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

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
April 30, 2018	$3,163	$239	$3,402
July 31, 2017	$2,537	$271	$2,808

Total assets:
April 30, 2018	$8,049	$4,509	$12,558
July 31, 2017	$8,910	$3,621	$12,531

Note 10— Commitments & Contingencies and Tax Matters

Legal Proceedings

In March 2014, Saregama India, Limited filed a lawsuit against the Company before the Barasat District Court (the “Court”), seeking approximately $1.6 million as damages and an injunction for copyright infringement. The main ground for the lawsuit was an allegation that the Company avails the plaintiff’s sound recordings through the Company’s platform with full knowledge that the sound recordings have been uploaded and are being communicated to the public without obtaining any license from the plaintiff.

The Company filed an application under Order 7 Rule 10 of the Indian Code of Civil Procedure stating that the suit was wrongly instituted in the present Court and therefore the complaint should be returned to the Plaintiff. After hearing submissions of the counsels of Saregama and the Company, the Court found merit in the application filed by the Company and on February 16, 2017 ordered the complaint along with court fee be returned to Saregama, with a direction to submit the same before the proper jurisdiction.

The Company has not received any notice that a new suit has been filed in any other jurisdiction by Saregama and believes that the possibility of material liability related to this on the matter is remote.

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

Research and Development Credits

As of April 30, 2018, the balance of the Company’s net receivable from SkatteFUNN, a Norwegian government program designed to stimulate research and development in Norwegian trade and industry, was $212,000 which was included in “Other current assets” in the consolidated balance sheet. SkatteFUNN credits of $0 and $39,000 were recorded as a reduction of selling, general and administrative expense for the three months and nine months ended April 30, 2018 respectively, and $33,000 and $ 289,000 were recorded as a reduction of selling, general and administrative expense for the three months and nine months ended April 30, 2017, of which $204,000 was related to prior periods. The Company has not worked on SkatteFUNN related projects since January 2018.

Note 11—Provision for (benefit from) Income taxes

The increase in the provision for income taxes in the three months ended April 30, 2018 compared to the same periods in fiscal 2017, and the changes from a benefit from to a provision for income taxes in the nine months ended April 30, 2018 compared to the same periods in fiscal 2017 was primarily due to the jurisdiction in which loss was incurred in the three and nine months ended April 30, 2018 compared to the same periods in fiscal 2017 and our ability to utilize net operating losses the Company holds in those jurisdictions. In addition, the decrease in the Norwegian corporate tax rate from 24.0% to 23.0% resulted in an increase in deferred tax expense of approximately $7,000.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 % to 21.0% effective January 1, 2018. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% will result in a blended statutory tax rate of 26.4% for the fiscal year ending July 31, 2018.  The Company does not anticipate any impact to tax expense due to the full valuation allowance of the Company and believes that the most significant impact on its consolidated financial statements will be reduction of approximately $425,000 for the deferred tax assets related to net operating losses and other assets.  Such reduction is offset by changes to the Company’s valuation allowance.

In December 2017, the SEC issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as the Company refine its estimates or complete our accounting of such tax effects.

Note 12—Recently Issued Accounting Standards Not Yet Adopted

In February 2018, the Financial Accounting Standards Board (“FASB”) issued a new Accounting Standards Update (“ASU”) to give entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings (accumulated deficits). The new guidance also requires entities to make additional disclosures, regardless of whether reclassification of tax effects is elected. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In August 2017, the FASB issued an ASU intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for the Company on August 1, 2019. Early application is permitted. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

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

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

As used below, unless the context otherwise requires, the terms “the Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc., collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in the Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Form 10-K.

Overview

We provide one of the most popular content platforms, worldwide, centered on self-expression, attracting both artists and brands looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. Today our platform enables consumers to personalize their mobile devices with high-quality wallpapers, live wallpapers, home screen app icons, widgets, ringtones and notification sounds. The bulk of the content is available free of charge. Our smartphone app, called Zedge, available in both the Google Play and iTunes app stores, has been installed over 320 million times, has more than 34 million monthly active users (“MAU”) as of April 30, 2018. The Zedge app has averaged among the top 40 free applications in the Google Play store in the United States and in the iTunes Entertainment category for the past five years. MAU is a performance indicator that captures the number of unique users that opened our app in the previous 30-day period. To date, we have acquired our user base without material investment in marketing, paid user acquisition or advertising.

In September 2017, we completed the acquihire of Freeform Development, Inc. (“Freeform”) with the goal of accelerating development of Zedge Premium, our marketplace where artists and brands can monetize their content by making it available to our user base. We rolled out a beta of Zedge Premium on iOS in December 2017 and completed the rollout to all of our users in March 2018. Over time, we expect that Zedge Premium will drive both new users and new revenue streams.

We generate over 85% of our revenues from selling our advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for advertising inventory is determined through bidding on an advertising exchange. Advertisers are attracted to us because of our sizable user base and our focus on mobile phone personalization. The remainder of our revenue is primarily generated from our managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to capitalized software and technology development costs, revenue recognition and goodwill. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

Recently issued accounting standards not yet adopted by us are more fully described in Note 12 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Results of Operations

Three and Nine Months Ended April 30, 2018 Compared to Three and Nine Months Ended April 30, 2017

	Three months ended April 30,		Change		Nine Months Ended April 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands)				(in thousands)
Revenues	$2,551	$2,530	$21	0.8%	$8,255	$7,485	$770	10.3%
Direct cost of revenues	378	406	(28)	-6.9%	1,106	1,186	(80)	-6.7%
Selling, general and administrative	2,195	2,151	44	2.0%	7,753	6,222	1,531	24.6%
Depreciation and amortization	317	166	151	91.0%	699	487	212	43.5%
Write-off of capitalized software and technology development costs	-	-	-	nm	-	9	(9)	-100%

Loss from operations	(339)	(193)	(146)	75.6%	(1,303)	(419)	(884)	211.0%
Interest and other income	7	6	1	16.7%	21	14	7	50.0%
Net gain (loss) resulting from foreign exchange transactions	26	(52)	78	-150.0%	(19)	(19)	-	0.0%
Provision for (benefit from) income taxes	3	-	3	nm	1	(21)	22	-104.8%

Net loss	$(309)	$(239)	$(70)	29.3%	$(1,302)	$(403)	$(899)	223.1%

nm—not meaningful

Revenues. Revenues increased slightly in the three months ended April 30, 2018 compared to the same period in fiscal 2017, primarily due to a significant increase in revenue from managing a third party mobile application publisher offset by the decrease in aggregate advertising revenues from our Android and iOS applications. Our MAU, or unique users that opened our app during the last 30 days of the quarter in the well-developed markets declined by approximately 7.9% from16.4 million to 15.1 million in the three months ended April 30, 2018 when compared to the same period in fiscal 2017. Our overall MAU increased by 7.9 % to 34.2 million at April 30, 2018 from 31.7 million at April 30, 2017, with the majority of growth concentrated in emerging markets which have lower advertising rates. As a result of the changes in MAU and associated advertising rates average revenue per monthly active user, or ARPMAU, decreased 10.8% to $0.0222 from $0.0249 in the three months ended April 30, 2018 compared to the same period in fiscal 2017.

Revenues decreased 16.2% sequentially from Q2 to Q3 of fiscal 2018 due primarily to a combination of the decline in MAU and a shift in the composition of our user base from well-developed markets to emerging markets which command lower advertising rates. MAU fell by 3.7% sequentially from 35.5 million in Q2 to 34.2 million in Q3 of fiscal 2018, with the decline in well-developed markets reaching 6.2% and a 1.1% drop in emerging markets. The sequential decline in MAU was due to seasonal factors and a global lack of growth in new smartphones sales.

Revenues increased 10.3% in the nine months ended April 30, 2018 compared to the same period in fiscal 2017 primarily due to initiatives that we have implemented in recent periods to improve our app’s core user experience including the introduction of sideswipe and improved content recommendations, which, amongst other things, contributed to improvements in MAU and engagement during first and second quarter of our fiscal 2018. Additionally, we also launched new Android ad units in our Q1 of fiscal 2018 that increased revenue due to superior monetization as well as the number of ad impressions viewed per user. ARPMAU increased 4.2% to $0.0250 from $0.0240 in the nine months ended April 30, 2018 compared to the same period in fiscal 2017.

We completed the rollout of Zedge Premium in March 2018. Revenue generated from Zedge Premium were immaterial in Q3 given the early stage of this platform. However, we are encouraged by the users engagement with Zedge Premium and their penchant to acquire the content offered therein. We will continue focusing on driving more users into Zedge Premium, expand our artist community, support more content verticals and experiment with additional monetization mechanisms.

We experienced an 18.3% decrease in advertising effective cost per thousand impressions (eCPMs) in Q3 of fiscal 2018 when compared to the prior year quarter. This decline was primarily a result of driving incremental revenue contribution by prioritizing viewed ad impressions per user ahead of potentially higher eCPMs and the impact that our user base in the emerging markets had on revenue due to advertising rates being lower in these regions when compared to the well-developed economies.

We continue testing new monetization drivers including a variety of ad units, merchandising and targeted affiliate relationships in order to increase revenues.

Our install count, that is the number of times the Zedge app has been installed on devices, increased to 321.5 million at April 30, 2018 from 260.4 million a year ago.

Direct cost of revenues. The decrease in direct cost of revenues in the three and nine months ended April 30, 2018 compared to the same periods in fiscal 2017 was primarily attributable to the redesign of our backend infrastructure. As a percentage of revenue, direct costs in the three and nine months ended April 30, 2018 were 14.8% and 13.4%, respectively, as compared to 16.0% and 15.8% for the same periods in fiscal 2017, respectively. We have started work on the next phase of the redesign of our backend infrastructure, which we expect will result in additional cost savings.

Direct cost of revenues increased 6.2% sequentially from Q2 to Q3 of fiscal 2018 mainly attributable timing issues relating to a delay in completing Phase II of our infrastructure overhaul. As a percentage of revenue, direct costs increased to 14.8% in the three months ended April 30, 2018 from 11.7% in the three months ended January 31, 2018 due to lower revenue base and higher direct cost.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting, professional fees, software licensing (“SaaS”) and public company operating costs. The 2.0% increase in the SG&A expenses in the three months ended April 30, 2018 compared to the same periods in fiscal 2017 was mostly attributable to the costs associated with the continuing development of Zedge Premium offset by the costs saving from the workforce reduction initiative we undertook in Q1 of fiscal 2018 as well as the cost savings resulted from the discontinuation of certain administrative functions previously provided by IDT pursuant to the Transition Services Agreement. This increase was also attributable, to a lesser extent, to the higher professional fees, higher SaaS expenses, higher stock-based compensation as discussed below and the impact that weakening dollar had on compensation expense considering the majority of our employees reside in Norway.

SG&A decreased 15.1% sequentially from Q2 to Q3 of fiscal 2018 primarily resulting from lower net compensation expense as well as our success in better managing discretionary expenses.

The 24.6% increase in the SG&A expenses in the nine months ended April 30, 2018 compared to the same periods in fiscal 2017 was mostly attributable to the costs and expenses incurred in connection with the Freeform acquihire, the related launch and continuing development of Zedge Premium, severance costs of $372,000 associated with the workforce reduction mentioned above, offset by the cost savings from workforce reduction achieved during Q2 and Q3 of fiscal 2018 as well as the cost savings resulted from the discontinuation of certain administrative functions previously provided by IDT pursuant to the Transition Services Agreement. Higher SaaS expenses, higher stock-based compensation, the fiscal 2017 SkatteFUNN credit adjustment discussed below as well as weakening dollar also contributed in part to the significant rise in SG&A for the nine months ended April 30, 2018 when compared to the same period in fiscal 2017.

Our headcount totaled 57 as of April 30, 2018 compared to 64 as of April 30, 2017, primarily resulting from the workforce reduction and organic staff attrition offset by the new hires dedicated to the launch and continuing development of Zedge Premium. We expect to hire additional staff for Zedge Premium in the coming months as we work to drive more users into Zedge Premium, expand our artist community, support more content verticals and experiment with various monetization mechanisms. The costs and expenses related to Zedge Premium were partially offset by the cost savings plan mentioned above.

In October 2016, we recorded a one-time receivable relating to prior periods from SkatteFUNN (a Norwegian government program designed to encourage research and development in Norwegian trade and industry) for $204,000. As a result of this tax credit, SG&A for the nine months ended April 30, 2017 was lowered by $204,000 which contributed in part to the overall increase in compensation expenses for the nine months ended April 30, 2018 when compared to the same period a year ago.

Selling, general and administrative expense included stock-based compensation expense of $122,000 and $66,000 in the three months ended April 30, 2018 and 2017, respectively, and $291,000 and $155,000 in the nine months ended April 30, 2018 and 2017, respectively. In September 2016, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved an equity grant of options to purchase 231,327 shares of our Class B common stock to our executive officers, a consultant and a non-executive employee. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. In November, 2017, the Company cancelled 53,026 shares of these option grant because they exceeded the annual limit of 60,000 shares per grantee as set forth in Article 5(c) of the Amended and Restated 2016 Stock Option and Incentive Plan dated October 18, 2017. Simultaneously, the Compensation Committee approved an option grant of 53,026 with similar terms. Unrecognized compensation expense related to this option grant was an aggregate of $85,000 based on the estimated fair value of the options on the grant date.

In October 2017, the Compensation Committee approved an equity grant of options to purchase an aggregate of 124,435 shares of our Class B common stock to 55 non-executive employees. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $159,000 based on the estimated fair value of the options on the grant date.

At April 30, 2018, unrecognized compensation expense related to unvested stock options was an aggregate of $451,000. The unrecognized compensation expense will be recognized on a straight-line basis over the remaining vesting period of the relevant grant that ends in fiscal 2021.

Pursuant to the 2016 Incentive Plan, the option exercise price for all stock option awards must not be less than the Fair Market Value of the shares of Class B Common Stock covered by the option award on the date of grant. In general, Fair Market Value means the closing sale price per share of Class B Common Stock on the exchange on which the Class B Common Stock is principally traded for the last preceding date on which there was a sale of Class B Common Stock on such exchange

We granted 192,953 restricted shares to the former Freeform employees that joined Zedge as a result of the acquihire entered into in September 2017. These shares vest in four equal annual installments and are contingent upon ongoing employment with Zedge. Unrecognized compensation expense related to this grant was an aggregate of $369,000 based on the estimated fair value of the shares on the grant date. The unrecognized compensation expense will be recorded on a straight-line basis over the remaining vesting period. At April 30, 2018, unrecognized compensation expense related to unvested restricted stock was an aggregate of $315,000.

On February 7, 2018, the Compensation Committee and the Corporate Governance Committee of our Board of Directors approved a grant of 108,553 restricted shares of the Company’s Class B Common Stock to our Executive Chairman Michael Jonas. Mr. Jonas has agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2018 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2018 budget. The grant was made at that time because the milestones previously set were achieved. These shares shall vest in equal amounts on February 7, 2019, 2020 and 2021.These shares had an aggregate grant date fair value of $330,000 and will be amortized on a straight-line basis over the vesting period. At April 30, 2018, unrecognized compensation expense related to unvested restricted stock was an aggregate of $302,000.

Depreciation and amortization. Depreciation and amortization consists mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service. The increase in depreciation and amortization in the three and nine months ended April 30, 2018 compared to the same periods in fiscal 2017 was primarily attributable to the completion of six projects with an aggregate value of $2.0 million during first and second quarter of fiscal 2018. We started amortizing these capitalized software and technology development costs once these projects were completed.

Write-off of capitalized software and technology development costs. In the nine months ended April 30, 2017, we decided not to launch a project that was in development. Since this abandoned project did not have any future benefit, we charged the capitalized software and technology development costs for the project to expense during that period.

Net gain (loss) resulting from foreign exchange transactions. Net gain (loss) resulting from foreign exchange transactions is comprised of gains and losses generated from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar, including gains or losses from our NOK hedging activities. In the three months ended April, 2018 and 2017, we had gains of $ 26,000 and losses of $52,000, respectively, including losses from NOK hedging activities, and in the nine months ended April 30, 2018 and 2017, we had losses of $19,000 and $19,000, respectively, including losses from NOK hedging activities.

Provision for (Benefit from) income taxes. The increase in the provision for income taxes in the three months ended April 30, 2018 compared to the same periods in fiscal 2017, and the changes from a benefit from to a provision for income taxes in the nine months ended April 30, 2018 compared to the same periods in fiscal 2017 was primarily due to the jurisdiction in which loss was incurred in the three and nine months ended April 30, 2018 compared to the same periods in fiscal 2017 and our ability to utilize net operating losses we hold in those jurisdictions. In addition, the decrease in the Norwegian corporate tax rate from 24.0% to 23.0% resulted in an increase in deferred tax expense of approximately $7,000.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 % to 21.0% effective January 1, 2018. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% will result in a blended statutory tax rate of 26.4% for the fiscal year ending July 31, 2018.  The Company does not anticipate any impact to tax expense due to the full valuation allowance of the Company and believes that the most significant impact on its consolidated financial statements will be reduction of approximately $425,000 for the deferred tax assets related to net operating losses and other assets.  Such reduction is offset by changes to the Company’s valuation allowance.

In December 2017, the SEC issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as we refine our estimates or complete our accounting of such tax effects.

Liquidity and Capital Resources

General

Historically, we satisfied our cash requirements initially through funding by our stockholders, including IDT, including approximately $3 million in equity financing provided prior to our Spin-Off, and from cash flows from our operations.

At April 30, 2018, we had cash and cash equivalents of $4.3 million and working capital (current assets less current liabilities) of $4.1 million. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months ending April 30, 2019. We also maintain a revolving line of credit of up to $2.5 million and a foreign exchange contract facility of up to $5.0 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the nine months ended April 30, 2018 and 2017:

	Nine Months Ended April 30,
	2018	2017
	(in thousands)
Cash flows provided by (used in):
Operating activities	$784	$187
Investing activities	(1,295)	(1,240)
Financing activities	216	167
Effect of exchange rate changes on cash and cash equivalents	(13)	(10)
Decrease in cash and cash equivalents	$(308)	$(896)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the nine months ended April 30, 2018 and 2017 was primarily due to the revenues generated from our service offerings.

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

In September 2017, we entered into an Agreement and Release with Freeform Development, Inc. (“Freeform”) and certain of its former employees, pursuant to which we obtained releases for the employees from their Freeform employment agreements in exchange for payments by us to satisfy certain of Freeform’s liabilities. We paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to us), and we paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of our Class B common stock. In addition, we issued a total of 192,953 shares of our Class B common stock to the employees and the employees entered into Employment Agreements with us. The aggregate consideration paid by us in connection with these matters was $834,000 consisting of cash of $223,000 and 319,632 shares of our Class B common stock with a fair market value of $611,000 on the date of issue. We accounted for the payment of the Freeform liabilities, an aggregate of $465,000, as selling, general and administrative expense in three months ended October 31, 2017, of which $242,000 was paid in stock and $223,000 was paid in cash. We will charge the fair market value of the restricted stock granted to these employees of $369,000 to noncash compensation expense over the four-year requisite service period. We expect to receive a $25,000 refund from Freeform Development Inc. Accordingly, we recorded a receivable of $25,000 and reduced the Freeform acquihire costs from $465,000 to $440,000 during the three months ended April 30, 2018.

Investing Activities

Cash used in investing activities in the nine months ended April 30, 2018 and 2017 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

We received proceeds of $216,000 from the exercise of stock options in the nine months ended April 30, 2018 in connection with which we issued 137,111 shares of our Class B common stock. We received proceeds of $109,790 from the exercise of stock options in the nine months ended April 30, 2017 in connection with which we issued 280,700 shares of our Class B common stock. In addition, in the nine months ended April 30, 2017, we also received proceeds of $57,000 from the exercise of stock options in fiscal 2016 which was recorded as a receivable as of July 31, 2016.

As of September 27, 2016, we entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 27, 2018. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At April 30, 2018, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. As of April 30, 2018, there were no outstanding foreign exchange contracts. On May 2, 2018, we entered into a series of forward contracts, see Note 3 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable were $1.7 million at April 30, 2018 and 2017.

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

In the nine months ended April 30, 2018, three customers represented 37%, 20%, and 12% of our revenue, and in the nine months ended April 30, 2017, three customers represented 45%, 17%, and 11% of our revenue. At April 30, 2018, three customers represented 47%, 16% and 13% of our accounts receivable balance, and at July 31, 2017, two customers represented 47% and 12% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At April 30, 2018, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following:

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2018.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

On May 25, 2018 the EU instituted the General Data Protection Regulation (“GDPR”), a set of regulations focused on protecting personal data. If we are unable to develop and offer services that meet our obligations under GDPR or other laws and regulations relating to customer privacy and data protection or security we may experience reduced demand for our products and services and become subject to fines and penalties, all of which would be detrimental to our business, thereby increasing our costs.

There are no other material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2017.

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

Zedge, inc.

June 14, 2018	By:	/s/ Tom arnoy
Tom Arnoy Chief Executive Officer

June 14, 2018	By:	/s/ Jonathan reich
Jonathan Reich Chief Financial Officer

