Form 10-K
period 2018-07-31
Zedge, Inc.
filed 2018-10-29
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended July 31, 2018

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

Class B Common Stock

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $3.04 per share, as reported on the New York Stock Exchange, was approximately $22.9 million.

As of October 25, 2018, the registrant had outstanding 524,775 shares of Class A common stock and 9,785,452 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 15, 2019, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Zedge, Inc.

i

PART I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, collectively. Our fiscal year runs from August 1 through July 31. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2018 refers to the fiscal year ended July 31, 2018).

Item 1. Business

Company Overview

We provide a content discovery and creation platform with a global audience of more than 34 million monthly active users. Users primarily access our content via our smartphone app, called Zedge, which offers an easy and modular way to customize smart phones. Our Zedge app offers an easy, entertaining and immersive way for users to engage with our rich and diverse library of more than one million images and audio clips. Such content is optimal for mobile phone customization, co-creation which allows users to personalize the content with digital stickers for social posting and sharing, and even printing on personalized physical goods like phone cases and apparel, and other uses. Today we offer wallpapers, stickers, ringtones, notification sounds and video wallpapers. In the future, we plan on offering new content verticals and supporting enhanced features furthering our goal of being the hub for all “everything you” content and functionality.

Our Zedge app’s success stems from its ability to meet consumer demand for a rich and diverse catalogue of both long-tail and popular content, to offer reliable search and discovery capabilities and to make relevant content recommendations to our users. Our Zedge app utilizes both user-generated and licensed, third-party content to achieve these goals.

In early 2018, our Zedge app launched Zedge Premium, a marketplace where professional creators and brands can market, distribute and sell their digital content to our consumers. Over time, we expect that Zedge Premium will contribute to a virtuous cycle whereby it drives new consumers into our Zedge app resulting in more artist payouts, which in turn makes the platform more attractive for artists and brands looking to expand their reach and increase their income. In September of 2017, we closed the Freeform Development, Inc., or Freeform, acquihire in order to accelerate the launch and development of Zedge Premium.

Our Zedge app, available in the Google Play and iTunes app stores, has been installed over 336 million times, and as of July 31, 2018, had more than 34 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app in the previous 30-day period. Historically, our Zedge app has been able to grow its user base without material investment in marketing, user acquisition or advertising. Our Zedge app has often been among the top 40 free applications in the Google Play store in the United States and in the iTunes Entertainment category for the past five years.

We believe that our Zedge app’s popularity stems from its ability to provide users with a rich array of personally relevant digital content in a fun, intuitive and user-friendly fashion that aligns with their interest in expressing their essence in a bespoke manner. To this end, we invest heavily in both product design and development and the underlying technology required to satisfy both our Zedge app’s user’s and content contributor’s expectations.

As of July 31, 2018, approximately 32% and 28% of our Zedge app’s user base was located in North America and Europe, respectively. Over the past two years we have experienced a shift in our regional customer make-up with MAU increasing in the emerging markets and decreasing in the well-developed markets. In fiscal 2018, users in the emerging markets grew by 22.5% while users in the well-developed regions declined 8.3% when compared to fiscal 2017. This shift has negatively impacted revenue generation because the well-developed markets command materially higher advertising rates when compared to those in the emerging markets. We believe that we can change our growth dynamic in the well-developed markets based on a set of growth initiatives including improving search results, content recommendations, gamification and the role that Zedge Premium artists can have on driving new users into the platform

Historically we have generated approximately 90% of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base. The remainder of our revenues are primarily generated from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. As Zedge Premium matures and expands, we expect it to also diversify our revenue mix. In order to acquire, or unlock, the content in Zedge Premium, a user is required to either watch a video advertisement or purchase the item with virtual coins. When this happens, as of July 31, 2018, we report 30% of the net revenues with the remaining 70% going to the artist.

During fiscal 2018, we generated revenues of $10.8 million and a loss from operations of $1.3 million, compared to revenues of $10.0 million and a loss from operations of $0.7 million in fiscal 2017.

During fiscal 2018, advertisements from MoPub (owned by Twitter) represented 35% of our revenue, advertisements from Google represented 22% of our revenues and advertisements from Facebook represented 7% of our revenues, as compared with 43%, 17% and 10%, respectively, during fiscal 2017. In addition, advertisements from Ogury contributed 14% of our revenues during fiscal 2018.

Recent Developments

In March 2018, we completed the launch of Zedge Premium, a section of our Zedge app where consumers are able to access a wide portfolio of professionally created content, including high-definition wallpapers, exclusive ringtones, music, videos and 3D-augmented reality figures created by digital artists, photographers, illustrators, musicians and audio engineers from around the world.

In September 2017, we entered into an Agreement and Release with Freeform and certain of its former employees, pursuant to which we obtained releases for the employees from their Freeform employment agreements in exchange for the repayment of Freeform’s liabilities.

Our Competitive Advantage

We believe that the following competitive strengths drive the growth of our business:

●	Leading global provider of mobile personalization content. We offer our Zedge app globally, enabling users to easily personalize their mobile phones with a wide variety of free, high-quality ringtones, wallpapers, notification sounds, video wallpapers and stickers. We believe that our Zedge app is well positioned for continued growth and leadership in the personalization space.

●	High-quality product. We believe that our Zedge app provides our customers with a high-quality product and superior user experience. We prioritize our customers’ needs and believe that this focus is critical for our long-term growth and expansion. We invest significant resources in product development, design and usability. We beta test product enhancements extensively and closely monitor customer feedback to ensure that we meet user needs. We believe that our high user ranking validates our product-oriented focus. As of July 31, 2018, our Zedge app enjoyed an overall user rating of 4.6 stars out of a maximum of 5 stars in the Google Play store with more than 5.0 million five star ratings out of a total of approximately 6.7 million ratings.

●	Large, global customer base. We benefit from our Zedge app having a large customer base of more than 34 million MAU. As of July 31, 2018, approximately 32% and 28%of our Zedge app’s users were in North America and Europe, respectively, which are regions that we believe provide for preferred monetization opportunities because we believe that these demographics are more attractive to advertisers. To serve a global user base, the Android version of our Zedge app is available in 12 languages. Our Zedge app’s global footprint helps us to secure a highly diverse portfolio of content addressing various customer tastes and preferences. In addition, our Zedge app’s customer base attracts advertisers seeking customers that have adequate disposable income to purchase their products and services. Our large customer base is also a draw to artists and brands looking to market their content to a critical mass of users.

●	Employees. We have a team of highly experienced professionals that take pride and ownership in their work product. Our diverse employee base is passionate about our Zedge app and its mission to serve as a medium for self-expression. Our culture is founded on respect and empowerment which are critical in light of our having offices in four different countries. We strive to create an environment where our employees can be autonomous and creative.

●	Management team. We have an experienced management team that had a deep knowledge of the mobile app landscape and is highly focused on execution. Our core management team possesses a solid understanding of the mobile app industry, product design and development, operations and monetization. Collectively, our management team has proven ability in building and scaling a business and pursuing opportunity with a manageable risk profile.

●	Large and Diverse Content Catalogue. Our Zedge app offers a large and diverse catalogue of content including wallpapers, ringtones, notification sounds and more recently video wallpapers and stickers. With artists and contributors spanning the globe, our Zedge app has assembled a vast array of content meeting the needs of its users.

●	Technology and infrastructure. We pride ourselves on building scalable technology in the Zedge app that reliably serves tens of millions of MAUs. We use a combination of off-the-shelf and proprietary technologies and infrastructure solutions in the Zedge app that scale efficiently to meet the needs of its expanding customer base.

Our Strategy

Our Zedge app provide consumers, globally, with a rich array of high-quality personalization content that they use to express their essence, individuality, and voice in an easy, entertaining and immersive fashion. Professional artists, individual creators and brands turn to our Zedge platform for marketing and distributing their content to our consumers. Such content is optimal for uses including, but not limited to, mobile phone personalization, social sharing and posting, even printing on personalized physical goods like phone cases and apparel. We aspire to have our Zedge app be the “everything you” destination that smartphone users go to when looking for digital content which they can further personalize and share with their friends. Our Zedge app currently offers wallpapers, stickers, ringtones, notification sounds and video wallpapers. In the future, we plan to offer new content verticals and enhanced features in our Zedge app.

We strive to have our Zedge app become the world’s leading platform for personalization content that consumers use to express their essence, individuality, and voice in an easy, entertaining and immersive fashion. To achieve this, we are concentrating our efforts on the following goals:

●	Continue growing our Zedge app’s user base, globally. We expect to continue devoting material resources in growing our Zedge app’s user base by:

●	studying user needs and enhancing our app to meet those needs;

●	developing and offering new and exciting products, features and services that make us relevant to new users interested in personalized digital; and

●	expanding our addressable served market and expanding into new markets by localizing, collaborating and optimizing with relevant strategic partners.

●	Ongoing product and technology investment in our Zedge app. We plan on making continued investments in product feature sets and functionalities in our Zedge app needed to drive new users into the platform and position our Zedge app’s content contributors for optimal success in achieving their marketing and sales goals. Some of these initiatives include ongoing investment in our Zedge app’s search and discovery, content recommendations, supporting new content verticals, improving our Zedge app’s self-serve platform, and connecting creators with relevant end users via our Zedge app.

●	Building our Zedge App into a Best-of-Breed Platform for Artists and Creators. Our goal is to build our Zedge app into a platform that artists view as prioritizing their needs ahead of other platforms and addressing all aspects of their marketing and revenue generation goals including but not limited to, ease in managing their virtual storefront, promotion, education, reporting, and distribution.

●	Increase our marketing efforts for our Zedge app. Historically, we haven’t invested materially in marketing initiatives for our Zedge app. Going forward, we envision the need to better promote our Zedge app and to amplify our Zedge app’s value proposition to artists and individual creators. We envisage these creators and influencers and brands self-promoting their availability on our Zedge app in order to extend their reach, generating incremental income and drive more end-user traffic to our platform. Furthermore, we also invest in app store optimization, search, marketing automation, social marketing and community management in order to retain and expand our Zedge app’s customer base.

●	Improve our Zedge app’s monetization. We will continue exploring additional monetization methods for our Zedge app, including in-app purchases, subscription models, e-commerce, new advertising products and brand sponsorships. We believe that our Zedge app’s large and expanding customer base is an attractive medium for advertisers, brands and artists and that this will result in new monetization opportunities for our Zedge app over time.

●	Selectively pursue strategic investments and acquisitions. On a selective basis, we will look to invest in or purchase entities that can provide synergistic growth opportunities for our Zedge app and otherwise. In September of 2017, we closed the Freeform acquihire in order to accelerate the launch and development of Zedge Premium. We plan to leverage our understanding of the smartphone industry to pursue additional opportunities that we believe can impact our business in a materially positive fashion.

Our History

In 2003, Tom Arnoy, Kenneth Sundnes and Paul Shaw launched a consumer website at www.zedge.net that people used to upload and download ringtones. Traffic to the website grew, primarily by word of mouth, drawing customers from the emerging markets. In December 2006, IDT Corporation acquired 90% of Zedge. Zedge Holdings, Inc. was incorporated in Delaware in 2008, and our name was changed to Zedge, Inc. in 2016.

In 2009, we introduced our Android Zedge app. The Zedge app provided ease-of-use by negating the need for the customer to first download a ringtone or wallpaper to their computer and then upload that content to their mobile phone.

In 2011, Tom Arnoy was promoted to our Chief Executive Officer and Jonathan Reich was retained as our Chief Operating Officer.

We launched our iOS Zedge app in 2013, followed by launch of our Windows Mobile Zedge app in 2014.

During 2014 and 2015, our Zedge app introduced app icons, social sharing features and marketing automation capabilities, and expanded the number of languages supported.

In 2016, IDT Corporation spun off our stock to its stockholders, and our Class B Common Stock is now listed on the NYSE American with the ticker symbol “ZDGE”.

In March 2018, we completed the launch of Zedge Premium, a section of our Zedge app where consumers are able to access a wide portfolio of professionally created content, including high-definition wallpapers, exclusive ringtones, music, videos and 3D-augmented reality figures created by digital artists, photographers, illustrators, musicians and audio engineers from around the world.

Our Technology

We have developed our Zedge app as a scalable distributed platform that is comprised of both open source and proprietary technologies centered on content management and discovery, web and app development, data mining and analytics, deep learning, mobile content/device compatibility, advertising and reporting. We have built a solid framework that allows us to ideate, test, and launch where warranted by the outcome and we have embraced machine learning throughout our technology stack in order to improve content recommendations and relevancy. From an end user’s perspective, our Zedge app’s platform minimizes response latency while maximizing content relevancy and discoverability. We optimize our Zedge app by utilizing systems, algorithms and heuristics that organize our Zedge app’s content based upon real user data and that render the content in a relevant fashion. Our Zedge app’s architecture provides a fully redundant production environment in a cloud-hosted virtual server environment.

Competition

Our Zedge app faces competition across many different fronts including:

●	Mobile personalization products. Generally, our Zedge app competes with other developer’s mobile apps from the vantage point of an end-user’s screen time. More specifically, ringtones, wallpapers, notification sounds, video wallpapers and stickers are a commodity, and many smaller apps and websites offer this content both free and for a fee. We believe that our Zedge app has a competitive advantage due to its:

●	large user base;

●	“one stop shop” approach which avails customers of this content within the same app;

●	modular approach that allows the customer to selectively choose what they would like to personalize without handing over the core elements of the native operating system to a third party and overwhelming the user with a myriad of complex options;

●	large content catalogue;

●	proprietary recommendation engine; and

●	market ranking and its longevity.

●	Advertisers. We face significant competition for advertising spend on our Zedge app from both digital media providers and traditional media outlets, including television, radio and print, many of which have significantly more resources than us.

●	Content creators. There are many websites and mobile apps that focus on offering content creators an eco-system in which they can market and sell their digital art. Yet, we are not aware of many that have access to an embedded customer base with more than 34 million MAU, which we believe makes our Zedge app more attractive to content creators.

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

We have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom and Canada and for “Tonesync” in the United States and European Union. We also have applied for trademark protection for “We make phones personal” and “Tattoo your phone” in the United States as well as for copyright protection for our flagship app, Zedge. In addition, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com.

Employees

As of July 31, 2018, we had 57 full-time employees.

Facilities

Our principal executive office is located in a leased premise comprising approximately 500 square feet of space in New York City. This location currently houses commercial operations including sales, marketing, accounting and finance, business development and advertising operations. Our Trondheim, Norway facility with approximately 11,500 square feet of space accommodates our product, design and technology teams and is under lease through 2021. We also lease a satellite development center in Vilnius, Lithuania. Our servers are hosted in leased data centers in different geographic locations in the United States.

Item 1A. Risk Factors

Our business, operating results or financial condition could be materially adversely affected by any of the following risks associated with any one of our businesses, as well as the other risks highlighted elsewhere in this document, particularly the discussions about competition. The trading price of our Class B common stock could decline due to any of these risks.

If our Zedge app fails to attract advertisers or if its advertisers reduce their spending with us, our revenues, profitability and prospects may be materially and adversely affected.

In each of fiscal 2017 and 2018, over 90% of our revenues were generated from our Zedge app selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our Zedge app’s ability to sell advertising inventory. Companies that advertise via our Zedge app may choose to utilize other advertising channels or may reduce or eliminate their marketing altogether. If the size of the mobile advertising market does not increase from current levels, or if our Zedge app is unable to capture and retain a sufficient share of that market, our ability to maintain or increase our current level of advertising revenues and our revenues, profitability and prospects could be materially and adversely affected.

The mobile advertising market may deteriorate or develop more slowly than expected, which could harm our business.

Mobile connected devices, especially smartphones, are generally a new advertising medium. Advertisers have historically spent a smaller portion of their advertising budgets on mobile media as compared to traditional advertising methods, such as television, newspapers, radio and billboards, or online advertising over the internet, such as placing banner ads on websites. Future demand and market acceptance for mobile advertising is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising. In addition, our Zedge app’s current and potential advertiser clients may ultimately find mobile advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result. If the market for mobile advertising deteriorates, or develops more slowly than we expect, we may not be able to increase our revenues or our revenues and profitability could decline materially.

If mobile connected devices, their operating systems or content distribution channels develop in ways that prevent users from downloading our Zedge app or block advertising from being delivered to our Zedge app’s users, our ability to grow our business will be impaired.

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

We rely upon third-party distribution platforms, including Google Play and iTunes, for distribution of our apps. Google Play and iTunes are global application distribution platforms and the main distribution channels for our Zedge app. As such, the promotion, distribution and operation of our apps are subject to the respective distribution platforms’ standard terms and policies for application developers, which are very broad and subject to frequent changes and interpretation. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers. For example, in late January 2016, iTunes removed our Zedge app from their store claiming a policy violation. Although we didn’t agree with their interpretation, we modified the iTunes version of our Zedge app and published a remediated version in March 2016. During this period, prospective iOS users were unable to download our Zedge app yet existing users (i.e. users that had already installed the Zedge app on their iPhone) were still able to utilize it. Our business has not fully recovered from this censure, and there can be no assurance that similar censures will not occur in the future which would likely affect our business, revenues and profitability in a materially negative manner.

In addition, if any of these providers were to limit or disable advertising on their platforms, devices or operating systems, either because of technological constraints or because a maker of these devices, developer of these operating systems or owner of these distribution platforms wished to impair our ability to serve ads on them, our Zedge app’s ability to generate revenues could be significantly harmed. Also, technologies may be developed that can block the display of our Zedge app’s ads. Most of our revenues are derived from fees paid to us by our Zedge app’s advertisers in connection with the display of ads. As a result, ad-blocking technology could materially adversely affect our business, revenues and profitability.

We have incurred and may continue to incur net losses and experience negative cash flow from operating activities in the future and may not be able to obtain additional capital in a timely manner or on acceptable terms, or at all.

Our net losses increased to $1.6 million in fiscal 2018 from $0.6 million in fiscal 2017 primarily resulting from our investment in Zedge Premium. We expect to incur net losses in the future until Zedge Premium scales and becomes profitable. Although we generated positive cash flow from operating activities in fiscal 2018, we may experience negative cash flows in the future and may need to raise additional capital to support the continuing investment in our Zedge app, including Zedge Premium.

Our ability to achieve and maintain profitability and positive cash flow from operating activities depends on various factors, including but not limited to, the acceptance of our Zedge app’s products and services by mobile phone users, the growth and maintenance of our Zedge app’s user base, our Zedge app’s ability to maintain existing and obtain new advertisers, our Zedge app’s ability to grow our revenues and the effectiveness of our selling and marketing activities as well as control our costs and expenses. We may not be able to achieve or sustain profitability or positive cash flow from operating activities, and if we achieve positive operating cash flow, it may not be sufficient to satisfy our anticipated capital expenditures and other cash needs. As such, we may not be able to fund our operating expenses and expenditures and may be unable to fulfill our financial obligations as they become due, which may result in voluntary or involuntary dissolution or liquidation proceeding of our company and a total loss of your investment.

We have limited resources and could find it difficult to raise additional capital.

We were formerly a majority-owned subsidiary of IDT Corporation. On June 1, 2016, IDT’s interest in us was spun-off by IDT to IDT’s stockholders and we became an independent publicly traded company through a pro-rata distribution of our common stock held by IDT to IDT’s stockholders (the Spin-Off). As a result of the Spin-Off, we are independent from IDT. We have a limited operating history as an independent company, and no current sources of financing other than the $2.5 million credit facility with Western Alliance Bank, which was amended in September 2018. Any financing formerly provided to us by IDT is no longer available. We may need to raise additional capital for operations and in order for stockholders to realize increased value on our securities. Given the current global economy and other factors, there can be no assurance that we will be able to obtain the necessary funding on commercially reasonable terms in a timely fashion or at all. Failure to receive the funding on commercially reasonable terms, or the failure to receive funding at all, could have a material adverse effect on our business, prospects, and financial condition and we may be unable to fulfill our financial obligations as they become due, which may result in voluntary or involuntary dissolution or liquidation proceeding of our company and a total loss of your investment.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We have only a limited operating history upon which you can evaluate our business and prospects. Although we have experienced revenue growth in certain recent periods, our growth in fiscal 2018 was moderate and even declined in fiscal 2017. As part of the nascent mobile advertising industry, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

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

If we do not successfully address any or all of these risks, our business, revenues and profitability could be materially adversely affected.

Our historical financial information may not be indicative of our future results as an independent company.

Our historical financial information may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company prior to the Spin-Off during the prior periods presented or be indicative of what our results of operations, financial position and cash flows may be in the future now that we are an independent company.

If we fail to maintain and enhance our Zedge app’s brand, or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

We believe that maintaining and enhancing our Zedge app’s brand is of significant importance to the success of our business. Historically, we have not made material investments in this effort. Yet, we believe that enhancing the recognition and reputation of our Zedge app’s brand is important to our future success and ability to compete. We believe that a well-recognized brand is important to increasing the number of users and enhancing our Zedge app’s attractiveness to advertisers and business partners. Brand recognition and enhancement may directly affect our ability to maintain our market position.

Many factors, some of which are beyond our control, are important to maintaining and enhancing our Zedge app’s brand and may negatively impact our app’s brand and reputation if not properly managed, such as our Zedge app’s ability to:

●	maintain an easy and reliable user experience as user preferences evolve and as our app expand into new service categories and new service lines;

●	remain relevant to users with a plethora of other content offerings and entertainment platforms;

●	increase brand awareness among existing and potential users, advertisers and content providers through various marketing and promotional activities;

●	adopt new technologies or adapt its products and services to meet user needs or emerging industry standards; and

●	distinguish it from the competition and maintain this distinction.

In the future, we may conduct various marketing and brand promotion activities to expand our Zedge app’s brand. Some of these may require material investment. We cannot assure you, however, that these activities will be successful or that we will be able to achieve the brand promotion effect we expect. In addition, any negative publicity in relation to our mobile internet products or services could harm our Zedge app’s brand and reputation.

We have received, and expect to continue to receive, complaints from users regarding the quality of our Zedge app’s products and services. If our app’s users’ complaints are not addressed to their satisfaction, our Zedge app’s reputation and our market position could be significantly harmed, which may materially and adversely affect our business, revenues and profitability.

We may not be able to continually meet our Zedge app’s user demand and retain or expand our Zedge app’s user base, and our revenues, profitability and prospects may be materially and adversely negatively affected.

Although we constantly monitor and research our Zedge app’s user needs, we may be unable to meet user demand on an ongoing basis or anticipate future user demands. A decrease in the number of users of our Zedge app’s products and services may have a material and adverse effect on our ability to sell advertising and on our business, financial condition and results of operations. In order to attract and retain users and remain competitive, we must continue to innovate our products and services, improve user experience, and implement new technologies and functionalities.

The mobile internet business is characterized by constant changes, including but not limited to rapid technological evolution, continual shifts in user demands, frequent introductions of new products and services and constant emergence of new industry standards and practices. As a result, our Zedge users may leave us for our competitors’ products and services more quickly than in other sectors. Thus our success will depend, in part, on our Zedge app’s ability to respond to these changes on a timely and cost-effective basis, including improving and marketing our Zedge app’s existing products and services and developing and pricing new products and services in response to evolving user needs. Our ability to successfully retain or expand our Zedge app’s user base will depend on our ability to achieve the following, among others:

●	anticipate and effectively respond to the growing number of mobile internet users in general and our Zedge app’s users in particular;

●	attract, retain and motivate talented application designers, product managers and engineers who have experience developing personalization products or other mobile internet products and services;

●	effectively market our existing and new mobile internet products in response to evolving user needs;

●	develop in a timely fashion and launch new products and features in our Zedge app, and develop and launch other mobile internet products cost-effectively;

●	successfully recruit new artists, individual creators and brands that offer their content to our Zedge app’s users;

●	further improve our Zedge app platform to provide a compelling and optimal user experience through integration of products and services provided by existing and new third-party developers or business partners; and

●	continue to provide quality content to attract and retain our Zedge app’s users and advertisers.

We cannot assure you that our existing products and services, including our Zedge app, will remain sufficiently popular with our users. We may be unsuccessful in adding compelling new enhancements; products and services to further diversify our Zedge app’s product offerings. Unexpected technical, commercial or operational problems could delay or prevent the introduction of one or more of our new products or services to our Zedge app. Moreover, we cannot be sure that any of our Zedge app’s new products and services will achieve widespread market acceptance or generate incremental revenue the way our existing Zedge app’s products and services have. If we fail to continue to achieve sufficient user satisfaction through our Zedge app’s products or services or our app’s products and services fail to meet our expectation to maintain and expand its user base, our business, results of operations and financial condition will be materially and adversely affected.

Zedge Premium may not yield the strategic goals and objectives that we envision, and our revenues, profitability and prospects may be materially and adversely negatively affected.

Although we believe that Zedge Premium will act as a material driver in helping our Zedge app become a leading platform for professional artists, individual creators and brands looking to distribute their work to consumers looking for an easy, entertaining and unique way to express their voice, individuality and essence, it’s premature to conclude this as being the case.

Thus far, key performance indicators in Zedge Premium are promising but in order to state with conviction that Zedge Premium will have a materially positive impact on our business we still need, among other things, to:

●	demonstrate that a critical mass of artists, individual creators and brands will offer their content to our Zedge app’s users, en masse;

●	continue to add new premium content verticals, with ample content in each vertical, to secure end-user demand and consumption;

●	continue to ensure that our Zedge app is building best-of-breed tools for content contributors in Zedge Premium that, amongst other things, meet their needs with respect to marketing, distribution, monetization, reporting, support, and ease of use;

●	continue to develop a wide array of monetization mechanisms for Zedge Premium in order to optimize revenue generation;

●	successfully market to the creative community and secure their adoption of our Zedge Premium platform as a must-have in their omnichannel distribution mix;

●	establish that Zedge Premium can be valuable to a sufficient number of creators in achieving their marketing and monetization objectives; and

●	continue to offer an excellent and differentiated consumer experience in Zedge Premium, including all end-user facing attributes ranging from the user interface to customer support.

Our Zedge app’s user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

Our Zedge app’s user base is heavily weighted to smartphones running the Android operating system, which constituted approximately 92% of our monthly active mobile app users and most of our revenues for fiscal 2018. Any significant downturn in the overall demand for Android smartphones or the use of Android smartphones could significantly and adversely affect the demand for our Zedge app and would materially affect our revenues. Although the Android smartphone market has grown rapidly in recent years, it is uncertain whether the Android smartphone market will continue growing at a similar rate in the future. In addition, due to the constantly evolving nature of the smartphone industry, another operating system for smartphones may eclipse the Android operating system and result in a decline in its popularity, which would likely adversely affect our Zedge app’s popularity. To the extent that our Zedge app continues to be operated on Android smartphones and to the extent that our future revenues substantially depend on the use and sales of Android smartphones, our business would be vulnerable to any downturns in the Android smartphone market.

We may not be able to effectively manage our Zedge app’s growth or implement our future business strategies, in which case our business and results of operations may be materially and adversely affected.

Our continued success depends on our ability to grow our Zedge app organically, attract new artists and establish cooperation with strategic partners. Our Zedge app has experienced periods of significant rapid growth and expansion that has placed, and continues to place, significant strain on our management and resources. We cannot assure you that these periods will recur or be sustainable. We believe that continued growth of our Zedge app will depend on our ability to develop and enhance its products and services, attract new artists and individual creators, grow its user base, retain existing users, continue developing innovative technologies in response to user demand, increase brand awareness through marketing and promotional activities, react to changes in market trends, expand into new market segments, attract new advertisers, retain existing advertisers and take advantage of the growth in the relevant markets. We cannot assure you that our Zedge app will achieve any or all of the above.

To manage our Zedge app’s growth and for us to attain and maintain profitability, we will also need to further expand, train, manage and motivate our workforce and manage our relationships with users, consultants, business partners and advertisers. We anticipate that we will need to implement a variety of enhanced and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. All of these endeavors involve risks and will require substantial management efforts and skills and additional expenditures.

Our Zedge app currently enjoys a global customer base. This geographic diversification may raise the level of difficulty in managing our Zedge app’s growth and profitability. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. In addition, we cannot assure you that we will be able to effectively manage our growth or implement our future business strategies effectively, and failure to do so may materially and adversely affect our business and results of operations. During the past two years, we have experienced a shift in our Zedge app’s regional customer make-up with MAU increasing in the emerging markets and decreasing in the well-developed markets. In fiscal 2018, our Zedge app’s users in the emerging markets grew by 22.5% while its users in the well-developed regions declined 8.3% when compared to fiscal 2017. This shift has negatively impacted revenue generation because the well-developed markets command materially higher advertising rates when compared to those in the emerging markets. Although we are investing in reversing this trend we may not be successful in this effort which may result in lower revenues and profitability.

Our products may contain errors, flaws or failures that may only become apparent after their release, especially in terms of updates to our Zedge app. From time to time, we receive user feedback in connection with errors, flaws or failures and such errors, flaws or failures may also come to our attention during our internal testing process. We generally have been able to resolve such errors, flaws or failures in a timely manner, but we cannot assure you that we will be able to detect and resolve all of them effectively or in a timely manner. Errors, flaws or failures in our services and products, including our Zedge app, may adversely affect user experience and cause our users to stop using our services and products, which could materially and adversely affect our business and results of operations.

We do not have long-term agreements with our Zedge app’s advertisers, and we may be unable to retain existing advertisers, attract new advertisers or replace departing advertisers with advertisers that can provide comparable revenues to us.

Our success requires us to maintain and expand our Zedge app’s current advertiser relationships and to develop new relationships. Our contracts with our Zedge app’s advertising partners generally do not include long-term obligations requiring them to purchase our Zedge app’s inventory and are cancelable upon short or no notice and without penalty. Furthermore, the majority of our Zedge app’s advertisers buy our inventory via third-party platforms and bidding exchanges that own the relationship with the advertiser. As a result, we may have limited visibility as to our Zedge app’s future advertising revenue streams. We cannot assure you that our Zedge app’s advertisers will continue to purchase its inventory, or that we will be able to replace, in a timely or effective manner, Zedge app’s departing advertisers with new advertisers that generate comparable revenue. If a major advertiser representing a significant portion of our Zedge app’s business decides to materially reduce its advertising spend with us or cease purchasing our Zedge app’s advertising inventory, our revenues and profitability could be significantly reduced.

Our Zedge app faces competition in all aspects of its business. If our Zedge app fails to compete effectively or if its reputation is damaged, our business, financial condition and results of operations may be materially and adversely affected.

Although our Zedge app is currently a leading platform for smartphone personalization, we cannot guarantee that it will be able to maintain this position. Our Zedge app faces potential competition from other mobile internet companies and smartphone manufacturers, and new market entrants may also emerge. If we are not able to differentiate our Zedge app from that of our competitors, drive value for our customers, and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively against our competitors. Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely harm our business. Increased competition may result in new products and offerings which may in turn require us to take actions to retain and attract our Zedge app’s users and advertisers in such a fashion which would lower our gross margins. If we fail to compete effectively, our Zedge app’s market share would decrease and our results of operations, revenues and profits would be materially and adversely affected.

Our Zedge app in the midst of expanding beyond the world of mobile phone personalization and focusing on becoming a distribution platform for professional artists, individual creators and brands interested in offering their content to consumers that are looking for an easy, entertaining and unique way of using this content to express their voice, individuality and essence. We aspire to have our Zedge app be the destination that smartphone users turn to when looking for mobile optimized, digital content that provides an “everything you” type of experience and further enhance and share if they so chose to. If we are unsuccessful in meeting our goal, our brand may suffer resulting in diluting our value proposition, losing MAU and having lower revenues and profits.

If we are not able to effectively compete in any aspect of our business or if our reputation is harmed by rumors or allegations regarding our business or business practices, our Zedge app’s overall user base may decrease, making it less attractive to advertisers. We may be required to spend additional resources to further increase our Zedge app’s brand recognition and promote our products and services, and such additional spending could adversely affect our profitability.

If we fail to keep up with rapid technological changes in the internet and smartphone industries, our results of operations and future growth may be adversely affected.

The internet and smartphone industries are characterized by rapid and innovative technological changes. Our future success will depend, in part, on our ability to respond to fast changing technologies, adapt our products and services to evolving industry standards and improve the performance, functionality and reliability of our products and services. Our failure to continue to adapt to such changes could harm our business. If we are slow to develop products and services that are compatible with smartphones, or if the products and services we develop are not widely accepted and used by smartphone users, we may not be able to capture a significant share of this important market. In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes for smartphones could require substantial expenditures to modify or adapt our products, services or infrastructure. If we fail to keep up with rapid and innovative technological changes to remain competitive, our future growth may be adversely affected and our results of operations would be materially and adversely affected.

Our international operations and availability expose us to additional risks that could harm our business, operating results and financial condition.

In addition to uncertainty about our ability to continue expanding and monetizing internationally, there are additional risks inherent in doing business internationally including:

●	tariffs, trade barriers, customs classifications and changes in trade regulations;

●	difficulties in developing, staffing, and simultaneously managing foreign operations as a result of distance, language, and cultural differences;

●	stringent local labor laws and regulations;

●	strict and unclear laws around data privacy;

●	longer payment cycles;

●	credit risk and higher levels of payment fraud;

●	profit repatriation restrictions and foreign currency exchange restrictions;

●	political or social unrest, economic instability, repression, or human rights issues;

●	geopolitical events, including natural disasters, acts of war and terrorism;

●	import or export regulations;

●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

●	antitrust and competition regulations;

●	potentially adverse tax developments;

●	seasonal volatility in business activity and local economic conditions;

●	economic uncertainties relating to European sovereign and other debt;

●	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;

●	laws, regulations or rulings that block or limit access to our Zedge app;

●	different, uncertain or more stringent user protection, content, data protection, privacy, intellectual property and other laws; and

●	risks related to other government regulation, required compliance with local laws or lack of legal precedent.

We are subject to numerous and sometimes conflicting U.S. and foreign laws and regulations that increase our cost of doing business. Violations of these complex laws and regulations that apply to our international operations could result in damages, awards, fines, criminal actions, sanctions, or penalties against us, our officers or our employees, prohibitions on the conduct of our business and our ability to offer products and services, and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies or that our policies will be sufficient. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could result in harm to our business, operating results, and financial condition.

Companies and governmental agencies may restrict access to our website or mobile apps, or the internet generally, which could lead to the loss or slower growth of our Zedge app’s user base.

Our users need to access the internet and in particular our website or mobile application. Companies and governmental agencies, could block access to our website or mobile application or the internet generally. For example, in 2013 the Indian courts issued orders restraining internet service providers from providing access to various internet domains including ours. Access to our Zedge app through any mode has been blocked in many parts of India since February 2013 as discussed more fully in the Legal Proceedings section below. If companies or governmental entities block or limit access to our Zedge app or otherwise adopt policies restricting access to our advertiser’s products and services our business could be negatively impacted resulting in a loss or slow-down of user base growth and/or revenues.

Our core values of focusing on our users and acting for the long-term may conflict with the short-term interests of our business.

One of our core values is a focus on our Zedge app’s user experience, which we believe is essential to our success and serves the best, long-term interests of us and our stockholders. Therefore, we have made, in the past and/or may make in the future, significant investments or changes in strategy that we think will benefit our Zedge app’s users, even if our decision negatively impacts our operating results in the short term. In addition, our philosophy of prioritizing our Zedge app’s users may cause disagreements or negatively impact our relationships with advertisers or other third parties. Our decisions may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be harmed.

Legal proceedings or allegations of impropriety could have a material adverse impact on our reputation, results of operations, financial condition and liquidity.

We have been, and may be in the future, subject to allegations or lawsuits by entities claiming that we engage in unethical, fraudulent or otherwise inappropriate business practices. Any such lawsuit or allegation, with or without merit, or any perceived unfair, unethical, fraudulent or inappropriate business practice by us or perceived wrong doing by any key member of our management team could harm our reputation and user base and distract our management from day-to-day operations of our company. We cannot assure that we will not be subject to lawsuits or allegations in the future. When we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we will record a related contingent liability. As additional information becomes available, we will assess the potential liability and revise estimates as appropriate. In fiscal years 2017 and 2018, we did not record any contingent liabilities relating to pending litigation. When we record or revise our estimates of contingent liabilities in the future, the amount of our estimates may be inaccurate due to the inherent uncertainties relating to litigation. In addition, the outcomes of actions we institute against third parties may not be successful or favorable to us. Litigations and allegations against us may also generate negative publicity that significantly harms our reputation, which may materially and adversely affect our user base and our ability to attract publishers and advertisers. In addition to the related cost, managing and defending litigation and related indemnity obligations can significantly divert management’s and the board of directors’ attention from operating our business. We may also need to pay damages or settle the litigation with a substantial amount of cash. All of these could have a material adverse impact on our business, results of operation and cash flows.

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

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, consumer protection, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us or our subsidiaries of existing laws regulating or requiring licenses for certain businesses of our Zedge app’s advertisers can be unclear. U.S. export control laws and regulations also impose requirements and restrictions on exports to certain nations and persons and on our business. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. As a replacement for the US-EU Safe Harbor framework which was invalidated by the European Court of Justice in October of 2015, the EU-U.S. Privacy Shield Framework was designed by the U.S. Department of Commerce and European Commission to provide U.S. companies with a mechanism to comply with EU data protection requirements when transferring personal data from the European Union to the United States. On July 12, 2016, the European Commission deemed the Privacy Shield Framework adequate to enable data transfers under EU law. To join the Privacy Shield Framework, we will be required to self-certify to the Department of Commerce and commit to comply with the Framework’s requirements. The U.S. Department of Commerce began accepting applications for companies to join the Privacy Shield Framework. The result of us joining the Privacy Shield Framework will likely be an increase in cost of compliance, and an increase in potential for liability for non-compliance

In addition to the actual and potential changes to laws and regulations described elsewhere in these Risk Factors, compliance with privacy and data security regulations, particularly within the EU, is likely to require ongoing investment and changes in how we operate. For example, in May 2018 the EU implemented the General Data Protection Regulation, or GDPR, whose goal is to provide a uniform standard for data protection and privacy for all individuals in the EU and European Economic Area, including both end-users and employees. GDPR compliance required us to invest a considerable amount of resources in fiscal 2018 in addition to adopting new operational procedures in order to assure ongoing compliance. The recently passed California Consumer Privacy Act, while still in development, has the potential to impose additional onerous privacy requirements on companies serving California consumers, including us. We will need to carefully consider the compliance mandates of the California law as well as similar state laws currently being proposed.

In addition, the Digital Millennium Copyright Act, or DMCA, has provisions that limit, but do not necessarily eliminate, our liability for hosting user-generated materials that infringe copyrights, so long as we comply with the statutory requirements in the DMCA. Also, Section 230 of the Communications Decency Act, or CDA, provides immunity from liability for providers of an interactive computer service who publish defamatory information provided by users of the service. While the immunity provisions of the DMCA and the CDA are well established, there are regular cases seeking to limit the application of such immunity. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, every state has passed a law requiring notification, and at times, the provision of identity theft protection, to users when there is a security breach for personal data. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

In many, but not all, territories outside of the United States there are laws similar to the DMCA which exempt us from copyright infringement liability that may arise due to hosting user-uploaded materials. In some countries, particularly in Europe and the APAC region, these laws are prone to change and uncertainty.

In September 2018, the European Parliament approved an amended version of the EU’s Copyright in the Digital Single Market copyright law, which in Article 13 strips the safe harbor exemption from copyright infringement from for-profit “online content sharing service providers”. It then goes on to add an exemption to liability for entities that implement appropriate measures to prevent the availability of user-generated content identified by rights holders by promptly removing and preventing future availability of such content. This legislation still requires individual EU member states to approve it prior to the European Parliament adopting the Directive. If approved, each member state will be tasked with interpreting the Directive as they so choose.

Although we have invested and continue to invest in systems and resources, which are intended to ensure that we are compliant with the requirements of the GDPR. DMCA, CDA and other U.S. and international laws relating to, among other things, materials that infringe on copyrights and contain other objectionable content, our systems may not be sufficient or we may unintentionally err and fail to comply with these laws and regulations which could expose us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices which could materially adversely affect our business and financial results.

If we are unable to license, acquire or otherwise obtain access to compelling content and services at reasonable cost or if we do not develop or commission compelling content of our own, the number of users of our Zedge app may not grow as anticipated, or may decline, or users’ level of engagement with our Zedge app may decline, all or any of which could harm our operating results.

Our future success depends, in part, on our ability to aggregate and host compelling content and deliver that content to our users via our Zedge app. We achieve this when users upload their own user-generated content to our Zedge app, when artists, individual creators and brands upload their licensed content to our Zedge app, or when we create content or enter into business partnerships with content owners and distribute this content on our Zedge app. We believe that users value high-quality content. As such, we may need to make substantial payments to third parties from whom we license or acquire such content or from whom we have create this content on our behalf. Our ability to maintain and build relationships with such third-party providers may become important to our success. As competition for compelling content increases both domestically and internationally, our partners may alter business terms under which they avail their content and services to our Zedge app and potential providers may not offer their content or services to our Zedge app at all, or may offer them on terms that are not agreeable to us. A change in these commercial terms could harm our operating results and financial condition. Further, much of the content that we acquire for our Zedge app may only be available on a non-exclusive basis allowing competitors the ability of offering this content to our disadvantage.

We may be subject to intellectual property infringement claims or other allegations, which could require us to pay substantial statutory penalties or other damages and fines, remove relevant content, enter into license agreements which may not be available on commercially reasonable terms or could result in our Zedge app being barred from third-party distribution platforms, which could harm our business and competitive position.

There may be owners of technology patents, copyrights, trademarks, trade secrets and content, who assert claims against us. If a claim of infringement is brought against us we may be required to pay substantial penalties or other damages and fines, remove relevant content, enter into license agreements that may not be available on commercially reasonable terms or at all or be barred from any of the third-party distribution platforms. Even though the allegations or claims could be baseless, our defense against any of these allegations or claims would be both costly and time-consuming and could significantly divert the efforts and resources of our management and other personnel.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We regard our trademarks, service marks, patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and patent law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary right. As of July 31, 2018, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com. In addition, we have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom and Canada and for “Tonesync” in the United States and the European Union. As discussed in the Business section, we also have applied for trademark protections for other marks in the United States as well as for copyright protection for our flagship app, Zedge.

Monitoring unauthorized use of our intellectual property rights is difficult and costly, and we cannot be certain that we can effectively prevent misappropriation of our intellectual property, particularly in countries where the laws may not protect our proprietary rights as fully as in the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources and may not be successful.

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

Our service and hosting providers may experience downtime from time to time, which may negatively affect our brand and user perception of the reliability of our service. Any scheduled or unscheduled interruption of our Zedge app could result in an immediate, and possibly substantial, loss of revenues. Although we seek to reduce the possibility of disruptions or other outages, our Zedge app may be disrupted by problems relating either to our own technology or third-party technology that is used for it. Our systems may be vulnerable to damage or interruption from telecommunication failures, power loss, computer attacks or viruses, earthquakes, floods, fires, terrorist attacks and similar events. Parts of our system are not fully redundant or backed up, and our disaster recovery planning may not be sufficient for all eventualities. Despite any precaution we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in the availability of our Zedge app. Any interruption in the ability of our Zedge app’s users could reduce our future revenues, harm our future profits, subject us to regulatory scrutiny and lead users to seek alternative internet mobile products.

There can be no assurance that these providers will continue licensing their technologies or intellectual property to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. Any change in the licensing terms, costs, availability, or user acceptance of these technologies could adversely affect our business, revenues and profitability.

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

Our business depends on our ability to collect and use data to deliver relevant content and advertisements, and any limitation on the collection and use of this data could significantly diminish the value of our services and cause us to lose clients and revenues.

When one uses our products and services, including our Zedge app, we may collect both personally identifiable and non-personally identifiable data about the user. This may include but is not limited to the user’s name, telephone number, email address, Facebook and other login credentials, phone model, operating system, location, Identifier for Advertising (IDFA), Android Advertising ID, the collection of apps running on the user’s mobile device as well as information relating to their interaction with advertisements appearing within our Zedge app. Often we use some of this data to provide a better experience for the user by delivering both relevant content and advertisements. In addition, we use some of this data for advertising reporting purposes.

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

Our contracts with advertisers generally permit us to aggregate data from advertising campaigns, yet these clients might nonetheless request that we discontinue using data obtained from their campaigns that have already been aggregated with other clients’ campaign data. It would be difficult, if not impossible, to comply with these requests, and these kinds of requests could also cause us to invest significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze mobile device user data from our clients’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertiser clients, which could make our services less valuable, and, as a result, we may lose clients and our revenues may decline.

Concerns about collection and use of personal data could damage our reputation and deter current and potential users from using our products and services, which could have material adverse effects on our business and results of operations.

Concerns about our Zedge app with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and results of operations. We apply strict management and protection of user-provided data and only use this data as described in our Privacy Policy and Terms of Service. While we strive to comply with our Privacy Policy as well as all applicable data protection laws and regulations, including GDPR, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, and could damage our reputation. User and regulatory attitudes towards privacy are evolving, and future regulatory or user concerns about the extent to which personal information is used or shared with advertisers or others may adversely affect our ability to share certain data with advertisers, which may limit certain methods of targeted advertising. In addition, new regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations or proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation) could result in us having to change our business practices, increase our costs and adversely affect our business. For instance, U.S. courts have begun to define a level of reasonable security that is required when maintaining personal information, and such requirements could both increase our cost of operations and subject us to liability for failure to maintain such levels of security.

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

Our advertisers may not comply with federal, state and local laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our clients to comply with federal, state or local laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the advertisements we deliver if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertising partners that their advertisements are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an advertisement, and although we are normally indemnified by the advertisers, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time consuming to defend and could also hurt our reputation within the mobile advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend significant resources.

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

The expenses associated with share-based compensation have affected our net income and may reduce our net income in the future, and any additional securities issued under share-based compensation schemes will dilute the ownership interests of our stockholders. We believe the granting of share-based compensation is of significant importance to our ability to attract and retain key personnel and employees, or consultants, and directors, and we will continue to grant share-based compensation in the future. As a result, our expenses associated with share-based compensation may increase, which may have an adverse effect on our results of operations.

Investors may suffer dilution.

We may engage in equity financing to fund our future operations and growth. If we raise additional funds and/or provide consideration in acquisitions by issuing equity securities, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our Class B common stock.

We are exposed to fluctuations in foreign currency exchange rates.

We have significant operations in Europe that are denominated in foreign currencies, primarily the Norwegian Kroner, subjecting us to foreign currency risk. The strengthening or weakening of the U.S. Dollar versus these currencies impacts the expenses generated in these foreign currencies when converted into the U.S. Dollar. In fiscal 2018 and fiscal 2017, we recorded a loss of $63,000 and a gain of $37,000, respectively, from foreign currency movements relative to the U.S. Dollar. Included in these amounts were losses from hedging activities of $52,000 and gains of $105,000in fiscal 2018 and fiscal 2017, respectively. While we regularly enter into transactions to hedge portions of our foreign currency exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

If we fail to implement and maintain an effective system of internal controls, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud.

Upon the completion of the Spin-Off, we became a publicly traded company in the United States subject to the Sarbanes-Oxley Act of 2002. Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include a report of management on our internal control over financial reporting in our annual report on Form 10-K. In addition, should we become an accelerated filer, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management may conclude that our internal control over financial reporting is not effective. Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may issue a report that is qualified if it is not satisfied with our internal controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, our reporting obligations may place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We may be unable to timely complete our evaluation testing and any required remediation.

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

The reporting requirements associated with our being a publicly traded company have subjected, and will continue to subject, us to significant expenses.

As a result of the Spin-Off from IDT Corporation in June 2016, we became a public reporting company and are required to file with the Securities and Exchange Commission reports required by the Exchange Act of 1934. Specifically, among other requirements, we are required to file quarterly reports on Form 10-Q, annual reports on Form 10-K and under some circumstances, current reports on Form 8-K, in accordance with strict timelines. We also are required to file annual proxy materials. In addition, as part of those filings, we are required to provide annual audited financial statements. Compliance with such requirements significantly increased our legal and accounting costs and demanded significant attention from management. The resources and time required to comply with rules applicable to publicly traded companies could divert financial and human resources from focusing on our business, and we can provide no assurance that the benefits of our being publicly traded outweigh the disadvantages and costs associated with compliance. Our total costs increased by approximately $900,000 as a result of becoming a public reporting company initially as compared to when we were a private company. Although we have implemented initiatives to reduce the $900,000 incremental costs to $700,000 in fiscal 2018 and fiscal years thereafter, there can be no assurance we will be successful in reducing such costs further or that such costs will not increase.

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

Our stock price is likely to remain volatile. The stock market in general and the market for mobile internet companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Class B common stock at or above the price paid for the shares. The market price for our Class B common stock may be influenced by many factors, including:

●	actual or anticipated variations in quarterly operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, internet or media industries;

●	announcements by us or our competitors of new product or service offerings, significant acquisitions;

●	strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	changes to regulations including but not limited to, data privacy, and copyrighted content;

●	capital commitments;

●	additions or departures of key personnel; and

●	sales of our Class B common stock common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources.

We are controlled by our principal stockholder, which limits the ability of other stockholders to affect our management.

Michael Jonas is our majority stockholder and a director, and, as of October 25, 2018, has voting power over 1,911,758 shares of our Class B common stock (which includes 524,775 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 1,386,983 shares of our Class B common stock), representing approximately 67.1% of the combined voting power of our outstanding capital stock. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited. See Item 9B – Other Information, below.

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

If securities or industry analysts do not publish research or publish unfavorable research about our business or our stock, our stock price and trading volume could decline.

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

The Securities and Exchange Commission has adopted regulations that define a “penny stock,” generally, to be an equity security that has a market price of less than $5.00 per share. The price of our Class B common stock has been less than $5.00 per share for a significant amount of the time since it started publicly trading in June 2016 and was less than $5.00 per share on October 25, 2018, and is therefore considered a “penny stock.” This designation requires any broker or dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability of brokers or dealers to buy or sell our Class B common stock, either directly or on behalf of their clients, may discourage potential shareholders from purchasing our Class B common stock, or may adversely affect the ability of shareholders to sell their shares.

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

At the end of the first quarter of fiscal 2017, we implemented a modest reduction in workforce, primarily in Norway. This action may have impacted employee morale and led, or may lead, to higher rates of voluntary attrition compared to prior years. If we are unable to retain and attract qualified employees, particularly in critical areas of operations such as engineering, we may not achieve our strategic goals and our business and operations could be harmed.

In August of 2018 we opened a development center in Vilnius, Lithuania in order to diversify our talent pool with a qualified and more affordable talent base. In the event that we are unable to recruit and retain well qualified candidates at an attractive rate or manage them well our business will struggle to meet its development goals and objectives.

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

Item 2. Properties

Our principal executive office is located in leased premises comprising approximately 500 square feet of space in New York City. This location currently houses commercial operations including sales, marketing, accounting and finance, business development and advertising operations. Our Trondheim, Norway facility has approximately 11,500 square feet of space, accommodates our product, design and technology teams and is under lease through 2021. We also lease a satellite development centers in Vilnius, Lithuania. Our servers are hosted in leased data centers in different geographic locations in the U.S. These data centers are owned and maintained by a third party data center provider.

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

On October 5, 2018, Tellagemini Communication LLC filed a complaint in the U.S. District Court for the District of Delaware claiming that the Company is infringing a U.S. patent owned by the plaintiff and inducing its customers to infringe as well seeking unspecified damages. The Company believes that the claim is without merit and intends to vigorously defend this matter.

We may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, we do not expect any of those legal proceedings to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class B Common Stock

Our Class B common stock is quoted on the NYSE American stock exchange under the trading symbol ZDGE. Trading commenced on the NYSE American on June 1, 2016.

The table below sets forth the high and low sales prices for our Class B common stock as reported by the NYSE American for the fiscal periods indicated.

	Quarterly Closing Prices
	High	Low
Fiscal Year Ended July 31, 2017:
Fiscal quarter ended October 31, 2016	$4.75	$2.56
Fiscal quarter ended January 31, 2017	$3.79	$2.85
Fiscal quarter ended April 30, 2017	$3.62	$2.63
Fiscal quarter ended July 31, 2017	$3.18	$1.96

Fiscal Year Ended July 31, 2018:
Fiscal quarter ended October 31, 2017	$2.97	$1.65
Fiscal quarter ended January 31, 2018	$3.50	$2.30
Fiscal quarter ended April 30, 2018	$4.34	$2.81
Fiscal quarter ended July 31, 2018	$4.29	$2.26

On October 19, 2018, there were 313 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. As of October 19, 2018, all shares of Class A common stock are beneficially owned by Michael Jonas. See Item 9B – Other Information, below. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 19, 2018, the last sales price reported on the NYSE American for our Class B common stock was $1.73 per share.

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

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2018, and which is incorporated by reference herein.

Recent Sales of Unregistered Securities

We received proceeds of approximately $232,000 from the exercise of stock options in fiscal 2018 for which we issued 172,239 shares of our Class B common stock. We received proceeds of approximately $110,000 from the exercise of stock options in fiscal 2017 for which we issued 280,700 shares of our Class B common stock. In addition, in fiscal 2017, we received proceeds of $57,000 from the exercise of stock options in fiscal 2016, which was recorded as a receivable at July 31, 2016.

Issuer Repurchases of Equity Securities

On September 21, 2018 we purchased 14,137 shares of our Class B common stock from former Freeform employees for $30,543 in connection with the vesting of restricted stock.

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

Overview

We provide a content discovery and creation platform with a global audience of more than 34 million monthly active users. Our Zedge app offers an easy, entertaining and immersive way for users to engage with our rich and diverse library of more than one million images and audio clips. Such content is optimal for mobile phone customization, co-creation which allows users to personalize the content with digital stickers for social posting and sharing, and even printing on personalized physical goods like phone cases and apparel, and other uses. Today we offer wallpapers, stickers, ringtones, notification sounds and video wallpapers. In the future, we plan on offering new content verticals and supporting enhanced features furthering our goal of being the hub for all “everything you” content and functionality.

Our Zedge app’s success stems from its ability to meet consumer demand for a rich and diverse catalogue of both long-tail and popular content, to offer reliable search and discovery capabilities and to make relevant content recommendations to our users. Our Zedge app utilizes both user-generated and licensed, third-party content to achieve these goals.

In early 2018, our Zedge app launched Zedge Premium, a marketplace where professional creators and brands can market, distribute and sell their digital content to our consumers. Over time, we expect that Zedge Premium will contribute to a virtuous cycle whereby it drives new consumers into our Zedge app resulting in more artist payouts, which in turn makes the platform more attractive for artists and brands looking to expand their reach and increase their income. In September of 2017, we closed the Freeform Development, Inc., or Freeform, acquihire in order to accelerate the launch and development of Zedge Premium.

Our Zedge app, available in the Google Play and iTunes app stores, has been installed over 336 million times, and as of July 31, 2018, had more than 34 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app in the previous 30-day period. Historically, our Zedge app has been able to grow its user base without material investment in marketing, user acquisition or advertising. Our Zedge app has often been among the top 40 free applications in the Google Play store in the United States and in the iTunes Entertainment category for the past five years.

We believe that our Zedge app’s popularity stems from its ability to provide users with a rich array of personally relevant digital content in a fun, intuitive and user-friendly fashion that aligns with their interest in expressing their essence in a bespoke manner. To this end, we invest heavily in both product design and development and the underlying technology required to satisfy both our Zedge app’s user’s and content contributor’s expectations.

As of July 31, 2018, approximately 32% and 28% of our Zedge app’s user base was located in North America and Europe, respectively. Over the past two years we have experienced a shift in our regional customer make-up with MAU increasing in the emerging markets and decreasing in the well-developed markets. In fiscal 2018, users in the emerging markets grew by 22.5% while users in the well-developed regions declined 8.3% when compared to fiscal 2017. This shift has negatively impacted revenue generation because the well-developed markets command materially higher advertising rates when compared to those in the emerging markets. We believe that we can change our growth dynamic in the well-developed markets based on a set of growth initiatives including improving search results, content recommendations, gamification and the role that Zedge Premium artists can have on driving new users into the platform

Historically we have generated approximately 90% of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base. The remainder of our revenues are primarily generated from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. As Zedge Premium matures and expands, we expect it to also diversify our revenue mix. In order to acquire, or unlock, the content in Zedge Premium, a user is required to either watch a video advertisement or purchase the item with virtual coins. When this happens, as of July 31, 2018, we record 30% of the net revenues with the remaining 70% going to the artist.

We were formerly a majority-owned subsidiary of IDT Corporation, or IDT. On June 1, 2016, IDT’s ownership interest in Zedge was spun-off by IDT to IDT’s stockholders and we became an independent publicly traded company through a pro-rata distribution of our common stock held by IDT to IDT’s stockholders (the Spin-Off).

Reportable Segments

Our business consists of one reportable segment.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to capitalized software and technology development costs, revenue recognition and goodwill. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K for a complete discussion of our significant accounting policies.

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

During the Application and Infrastructure Development Stage, we begin to capitalize costs when the project has been properly authorized and we determine that completion is probable. If a project is subsequently cancelled prior to placement in service, costs that have been capitalized to date will be reviewed for potential impairment. Capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Amortization begins for each project when the code is ready for use, whether or not it is actually placed in service at that time (an exception being if the project’s functionality completely depends on the completion of another project; then, amortization begins when that other project is ready for use).

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

Amortization of these costs is included in depreciation and amortization in the Statement of Comprehensive Loss.

Revenue Recognition.

We generate approximately 90% of our revenues from selling our advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through bidding on an advertising exchange. We recognize advertising revenue as advertisements are delivered to users through impressions, ad views or app installs (depending on the terms agreed upon with the advertiser), as long as evidence of the arrangement with the payer exists (generally through an executed contract), the price is fixed and determinable, and we have assessed collectability as reasonably assured. The advertiser may compensate us on a cost-per-impression, cost-per-click, cost-per-action or cost-per-install basis.

The remainder of our revenue is primarily generated from our managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher.

We generally report our revenue net of amounts due to agencies and brokers because we are not the primary obligor in the relevant arrangements, we do not finalize the pricing, and we do not establish or maintain a direct relationship with the advertiser. Certain advertising arrangements that are directly between us and advertisers are recognized gross equal to the price paid to us by the customer since we are the primary obligor and we determine the price. Any third party costs related so such direct relationships are recognized as direct cost of revenues. In Zedge Premium, we generally report revenue net of the 70% share that is paid to the artists who own the licensed content.

We recognize revenue based on reports that we receive from the ad networks and ad exchanges who respectively track and report the installs and impressions and pay us based on these reports. Independently we compare and reconcile these reports with data from each of the client sites and dispute any differences.

Depending on the nature of the advertising agreement we record revenue either when we serve an end-user with a paid advertising impression or when a user installs an app from an advertiser who pays for the install, as long as evidence of the arrangement with the advertiser exists (generally through an executed contract), the price is fixed and determinable, and we have assessed collectability as reasonably assured. Being that the advertiser simultaneously receives and consumes the benefits provided by Zedge’s performance we view this as our output measure. Payment from the ad partnerships are typically received anywhere between 30-60 days from issuance of the invoice, and any revenue adjustments are already factored into the payment.

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

For our annual impairment tests in fiscal years 2017 and 2018, our estimated fair value substantially exceeded our carrying value, therefore, no impairment charge was required. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting unit prove to be incorrect, we may be required to record impairment of goodwill in future periods and such impairment could be material.

RECENT ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

Recently issued accounting standards not yet adopted by us are more fully described in Note 1 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2018 Compared to Fiscal Year Ended July 31, 2017

(in thousands)			Change
Fiscal year ended July 31,	2018	2017	$	%
Revenues	$10,833	$10,031	$802	8.0%
Direct cost of revenues	1,518	1,567	(49)	-3.1%
Selling, general and administrative	9,581	8,468	1,113	13.1%
Depreciation and amortization	1,033	643	390	60.7%
Write-off of capitalized software and technology development costs	-	36	(36)	-100.0%
Loss from operations	(1,299)	(683)	(616)	90.2%
Interest and other income	29	19	10	52.6%
Net (loss) gain resulting from foreign exchange transactions	(63)	37	(100)	nm
Provision for (benefit from) income taxes	230	(16)	246	nm
Net loss	$(1,563)	$(611)	$(952)	155.8%

nm-not meaningful

Revenues. Revenues increased 8% in fiscal 2018 compared to fiscal 2017 primarily due to initiatives implemented in fiscal 2018 to improve our app’s core user experience, including the introduction of sideswipe and improved content recommendations, which, amongst other things, contributed to improvements in MAU and engagement during the first half of fiscal 2018. Additionally, we launched new Android ad units in Q1 of fiscal 2018 that increased both revenue due to superior monetization and the number of ad impressions viewed per user. This revenue increase was also positively impacted by an increase in revenue from our managing advertising operations for a third party mobile app publisher and other monetization mechanisms put in place during fiscal 2018.

Our average, MAU increased by 6.3% to 34.1 million in fiscal 2018 from 32.1 million in fiscal 2017. Users in the emerging markets grew by 22.5% while users in the well-developed regions declined 8.3% when compared to fiscal 2017. Although we experienced a decline in our user base in the well-developed markets which command higher advertising rates when compared to the emerging markets, we experimented with some new monetization partners and were able to slightly increase average revenue per monthly active user, or ARPMAU, to $0.0246 from $0.0244 in fiscal 2018 compared to fiscal 2017.

Advertising effective cost per thousand impressions (eCPM) decreased 13.4% in fiscal 2018 when compared to fiscal 2017. These declines were primarily a result of prioritizing incremental revenue contribution from viewed ad impressions per user ahead of potentially higher eCPMs and the impact that the growing emerging market customer base which commands lower eCPMs had on overall revenue when compared to the decline in the well-developed markets.

We completed the rollout of Zedge Premium in March 2018. Revenue generated from Zedge Premium was insignificant in fiscal 2018 given the early stage of this offering. However, we are encouraged by the user participation and conversion rates seen in the period following launch. We will continue focusing on driving more users to Zedge Premium content, expand our artist community, support more content verticals and experiment with additional monetization mechanisms.

We continue testing new monetization drivers including a variety of ad units, merchandising and targeted affiliate relationships as well as new content verticals in order to increase revenues.

Our install count, that is the number of times the Zedge app has been installed on devices, increased to 336.3 million at July 31, 2018 from 273.7 million a year ago.

Direct cost of revenues. The decrease in direct cost of revenues in fiscal 2018 compared to fiscal 2017 was primarily attributable to the redesign of our backend infrastructure. As a percentage of revenue, direct costs in fiscal 2018 were 14.0% as compared to 15.6% in fiscal 2017. As of July 31, 2018, we had substantially completed the migration of our backend infrastructure to the cloud which will further reduce cost on an annualized basis.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, Freeform acquihire and other related placement fees, severance costs, facilities, marketing, content acquisition and consulting, professional fees, software licensing (“SaaS”) and public company operating costs.

SG&A expenses increased 13.1 % in fiscal 2018 to $9.6 million from $8.5 million in fiscal 2017. This increase was mostly attributable to the $440,000 expenses incurred in connection with the Freeform acquihire, the related launch and continuing development of Zedge Premium, severance costs of $372,000 associated with the workforce reduction, offset by the cost savings from workforce reduction as well as the cost savings resulted from the discontinuation of certain administrative functions previously provided by IDT pursuant to the Transition Services Agreement. Higher SaaS expenses, higher stock-based compensation, the placement fees related to the new hires for the development of Zedge Premium as well as relatively weaker U.S. Dollar also contributed in part to the significant rise in SG&A in fiscal 2018.

Our headcount totaled 57 as of July 31, 2018 compared to 64 as of July 31, 2017, primarily resulting from the workforce reduction and organic staff attrition offset by the new hires dedicated to the launch and continuing development of Zedge Premium. We expect to hire additional staff for Zedge Premium in the coming months as we work to drive more users into Zedge Premium, expand our artist community, support more content verticals and experiment with various monetization mechanisms. The costs and expenses related to Zedge Premium were partially offset by the cost savings plan mentioned above.

Selling, general and administrative expense included stock-based compensation expense of $413,000 and $221,000 in fiscal 2018 and 2017, respectively. We also opted to use Class B common stock to pay a portion of our Board of Directors’ compensation and to fund 401(k) matching contributions for $182,000 and $54,000 in fiscal 2018 and 2017, respectively. See Note 10 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our stock-based compensation.

Depreciation and amortization. Depreciation and amortization consists mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

Write-off of capitalized software and technology development costs. In fiscal 2017, we decided to abandon certain software and technology projects that were in development. Since these abandoned projects did not have any future benefit, we charged the capitalized software and technology development costs for these projects to expense.

Net (loss) gain resulting from foreign exchange transactions. Net (loss) gain resulting from foreign exchange transactions is comprised of losses and gains generated from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar including gains or losses from our NOK hedging activities. In fiscal 2018 and 2017, we had a loss of $52,000 and a gain of $105,000, respectively, from NOK hedging activities.

Provision for (benefit from) income taxes. The change to the provision for income taxes in fiscal 2018 from (benefit from) income tax in fiscal 2017 was primarily due to the increase in valuation allowance to provide 100% valuation allowance on all of our U.S. and foreign deferred tax assets, as we believe that it is more-likely-than-not that all of the deferred tax assets will not be realized given the operating losses incurred in both fiscal 2018 and 2017 and the anticipated investment in Zedge Premium in fiscal 2019 that may result in additional operating losses. Additionally, we trued up the refundable income tax in Norway and accrued income tax account in the U.S. that resulted in approximately $61,000 charged to income tax expenses.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and significant changes to the U.S. tax code that affects the year ended December 31, 2017, including, but not limited to, a change in the federal rate from 35% to 21% effective January 1, 2018, as well as the requirement to pay a one-time transition tax (“deemed repatriation tax”) on all undistributed earnings of foreign subsidiaries.

As a result of the rate reduction, Zedge has a blended rate for the fiscal year ended July 31, 2018 of 26.42%. The Company reduced their deferred tax assets by $339,000 with a corresponding decrease to its valuation allowance.

The deemed repatriation tax is a tax on previously untaxed earnings and profits of certain foreign subsidiaries. To determine the amount of the tax, the Company must determine, in addition to other factors, the amount of earnings and profits subject to U.S. tax for the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company continues to gather additional information to more precisely compute the amount of deemed repatriation tax, which may be impacted by further legislative technical corrections, amendments and/or revised earnings and profits computations. As of July 31, 2018, the company computed a transition tax of $161,000 which is offset by the net operating loss generated in this fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

General

At July 31, 2018, we had cash and cash equivalents of $3.4 million and working capital (current assets less current liabilities) of $4.1 million. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months ending July 31, 2019. We also maintain a revolving line of credit of up to $2.5 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the twelve months ended July 31, 2018 and 2017:

	Fiscal year ended July 31,
(in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$332	$(97)
Investing activities	(1,702)	(1,506)
Financing activities	232	166
Effect of exchange rate changes on cash and cash equivalents	(34)	39
Decrease in cash and cash equivalents	$(1,172)	$(1,398)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by (used in) operating activities is also impacted by the factors impacting revenue discussed above. The change in cash provided by (used in) operating activities in fiscal 2018 compared to fiscal 2017 was primarily due to the increase in revenues generated from our service offerings as well as increases in certain non-cash items such as stock-based compensation and depreciation and amortization.

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

In September 2017, we entered into an Agreement and Release with Freeform and certain of its former employees, pursuant to which we obtained releases for the employees from their Freeform employment agreements in exchange for payments by us to satisfy certain of Freeform’s liabilities. We paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to us), and we paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of our Class B common stock. In addition, we issued a total of 192,953 shares of our Class B common stock to the employees and the employees entered into Employment Agreements with us. The aggregate consideration paid by us in connection with these matters was $834,000 consisting of cash of $223,000 and 319,632 shares of our Class B common stock with a fair market value of $611,000 on the date of issue. We accounted for the payment of the Freeform liabilities, an aggregate of $465,000, as selling, general and administrative expense in the three months ended October 31, 2017, of which $242,000 was paid in stock and $223,000 was paid in cash. We are charging the fair market value of the restricted stock granted to these employees of $369,000 to noncash compensation expense over the four-year requisite service period. In July 2018, we received a $25,000 refund from Freeform. Accordingly, we reduced the Freeform acquihire costs from $465,000 to $440,000.

Investing Activities

Cash used in investing activities in fiscal 2018 and fiscal 2017 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

On August 23, 2018, the Company made a $250,000 investment in TreSensa, Inc. (“TreSensa”) representing a less than 1% equity ownership interest on a fully-diluted basis, and concurrently entered into a playable ad distribution agreement with TreSensa under which the Company shall be paid a higher percentage of revenue derived from all playable ads provided by TreSensa, from its available catalogue for distribution through the Zedge App, when compared to industry norms. In addition, the Company and TreSensa are working together to identify engaging content interactions that are engaging to users and valuable to brand advertisers with the goal of expanding advertising relationships.

Financing Activities

We received proceeds of $231,810 from the exercise of stock options in the fiscal 2018 in connection with which we issued 172,239 shares of our Class B common stock. We received proceeds of $109,790 from the exercise of stock options in fiscal 2017 in connection with which we issued 280,700 shares of our Class B common stock. In addition, in fiscal 2017, we received proceeds of $56,840 from the exercise of stock options in fiscal 2016, which was recorded as a receivable at July 31, 2016.

As of September 27, 2016, we entered into a two-year loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest was due on the maturity date of September 27, 2018. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At July 31, 2018, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants. Pursuant to a second Loan Security and Modification Agreement dated September 26, 2018, we and Western Alliance Bank agreed to extend this $2.5 million revolving credit facility to September 26, 2020 at substantially the same terms and conditions except for the minimum interest rate which has been raised to 5.0% from 3.5% in light of the rising interest rate environment.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At July 31, 2018, there were $2.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and no contracts of greater than six months tenor, which reduced the available borrowing under the revolving credit facility by $200,000. On August 6 and August 13, 2018, we entered into a series of forward contracts valued at $4.5 million in the aggregate, see Note 3 to the Consolidated Financial Statements included this annual report on Form 10-K.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable were $1.8 million and $1.7 million at July 31, 2018 and 2017 respectively. Our cash collections in fiscal 2018 and fiscal 2017 were $10.7 million and $10.9 million, respectively.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from digital advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. MoPub (owned by Twitter), Ogury, Google, and Facebook, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In fiscal 2018, three customers represented 35%, 22% and 14% of our revenue, and in fiscal 2017, three customers represented 43%, 17% and 10% of our revenue. At July 31, 2018, three customers represented 46%, 28% and 14% of the Company’s accounts receivable balance and at July 31, 2017, two customers represented 47% and 12% of the Company’s accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Smaller reporting companies are not required to provide the information required by this item.

OFF-BALANCE SHEET ARRANGEMENTS

At July 31, 2018, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and the reports of the independent registered public accounting firms thereon starting on page F-1 are included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 31, 2018, as described below.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2018. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2018 due to a material weakness existing as of such date resulting from the accrual associated with certain liabilities at our Norwegian subsidiary. The material weakness has since been remediated, and no longer exists. As a result, the Company performed additional analysis and other post-closing procedures to ensure the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2018, we made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During first quarter of fiscal 2018, with the aim of streamlining our accounting and finance function while achieving cost cutting objectives, we and IDT mutually agreed to discontinue certain accounting and finance services that were provided by IDT under the Transition Services Agreement and brought those functions in house. Also, in a further effort to reduce costs we decided to conduct the quarterly evaluation of our internal control over financial reporting ourselves rather than the previous outsourcing of the function to an outside accounting firm.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant, and Corporate Governance

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Tom Arnoy - Chief Executive Officer

Jonathan Reich - Chief Financial Officer and Chief Operating Officer

Directors

Michael Jonas, Chairman of the Board

Howard Jonas, Vice Chairman of the Board

Todd Feldman

Mark Ghermezian

Elliot Gibber

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2018, and which is incorporated by reference herein.

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

Item 11. Executive Compensation

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2018, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2018, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2018, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2018, and which is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firms on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firms

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	Exhibits. Exhibit Numbers 10.1, 10.6, 10.7, 10.8 and 10.9 are management contracts or compensatory plans or arrangements.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits

3.1(1)	Third Amended and Restated Certificate of Incorporation of Zedge, Inc.

3.2(1)	Amended and Restated By-Laws of Zedge, Inc.

10.1(2)	2016 Stock Option and Incentive Plan, as Amended and Restated

10.2(1)	Transition Services Agreement

10.3(1)	Tax Separation Agreement

10.4(3)	Google Services Agreement between Zedge, Inc. and Google, Inc., dated June 18, 2014

10.5(3)	Marketplace for Premier Publishers Agreement between Zedge, Inc. and MoPub, Inc., dated February 20, 2013

10.6(4)	Zedge Holdings, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated on November 1, 2011

10.7(1)	Form of ISO Stock Option Agreement

10.8(1)	Form of Nonqualified Stock Option Agreement

10.9(1)	Form of Restricted Stock Agreement

21.01*	Subsidiaries of the Registrant

23.01*	Consent of Mayer Hoffman McCann CPAs, The New York Practice of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm

23.02*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.
(1)	Incorporated by reference to Form 10-12G/A, filed June 1, 2016.
(2)	Incorporated by reference to the Form 10-K, filed October 30, 2017.
(3)	Incorporated by reference to Form 10-12G/A, filed April 25, 2016.
(4)	Incorporated by reference to Form 10-12G/A, filed May 20, 2016.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEDGE, INC.

By:	/s/ Jonathan Reich
Jonathan Reich Chief Financial Officer

Date: October 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Tom Arnoy	Chief Executive Officer (Principal Executive Officer)	October 29, 2018
Tom Arnoy

/s/ Jonathan Reich	Chief Financial Officer	October 29, 2018
Jonathan Reich	(Principal Financial Officer and Principal Accounting Officer)
/s/ Michael Jonas	Director	October 29, 2018
Michael Jonas

/s/ Howard S. Jonas	Director	October 29, 2018
Howard S. Jonas

/s/ Todd Feldman	Director	October 29, 2018
Todd Feldman

/s/ Mark Ghermezian	Director	October 29, 2018
Mark Ghermezian

/s/ Elliot Gibber	Director	October 29, 2018
Elliot Gibber

Zedge, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zedge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zedge, Inc. (the “Company”) as of July 31, 2018, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

We have served as the Company’s auditor since 2018.

New York, New York

October 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Zedge, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of Zedge, Inc. (the “Company”) as of July 31, 2017 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zedge, Inc. at July 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Woodbridge, New Jersey

October 30, 2017

ZEDGE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

July 31,	2018	2017
Assets
Current assets:
Cash and cash equivalents	$3,408	$4,580
Trade accounts receivable, net of allowance for doubtful accounts of $0 at July 31, 2018 and 2017	1,777	1,712
Prepaid expenses	316	315
Other current assets	302	427
Total current assets	5,803	7,034
Property and equipment, net	3,344	2,678
Goodwill	2,447	2,518
Other assets	125	301
Total assets	$11,719	$12,531
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$280	$33
Accrued expenses	1,428	1,840
Due to IDT Corporation	1	36
Total current liabilities	1,709	1,909
Total liabilities	1,709	1,909
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at July 31, 2018 and 2017	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 9,786 and 9,123 shares issued and outstanding at July 31, 2018 and 2017, respectively	98	91
Additional paid-in capital	22,508	21,446
Accumulated other comprehensive loss	(702)	(584)
Accumulated deficit	(11,899)	(10,336)
Total stockholders’ equity	10,010	10,622
Total liabilities and stockholders’ equity	$11,719	$12,531

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

Year ended July 31,	2018	2017
Revenues	$10,833	$10,031
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	1,518	1,567
Selling, general and administrative	9,581	8,468
Depreciation and amortization	1,033	643
Write-off of capitalized software and technology development costs	-	36
Loss from operations	(1,299)	(683)
Interest and other income	29	19
Net (loss) gain resulting from foreign exchange transactions	(63)	37
Loss before income taxes	(1,333)	(627)
Provision for (benefit from) income taxes	230	(16)
Net loss	(1,563)	(611)
Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	(118)	233
Total other comprehensive (loss) income	(118)	233
Total comprehensive loss	$(1,681)	$(378)

Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.16)	$(0.06)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	9,803	9,467

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance – July 31, 2016	525	$5	8,819	$88	$21,045	$(817)	$(9,725)	$10,596
Exercise of stock options	-	-	281	3	107	-	-	110
Stock-based compensation	-	-	18	-	275	-	-	275
Stock issued for matching contributions to the 401(k) Plan	-	-	5	-	19	-	-	19
Foreign currency translation adjustment	-	-	-	-	-	233	-	233
Net loss	-	-	-	-	-	-	(611)	(611)
Balance – July 31, 2017	525	5	9,123	91	21,446	(584)	(10,336)	10,622
Exercise of stock options	-	-	172	2	230	-	-	232
Stock-based compensation	-	-	353	4	558	-	-	562
Stock issued for matching contributions to the 401(k) Plan	-	-	11	-	33	-	-	33
Stock issued to FreeForm noteholders	-	-	127	1	241	-	-	242
Foreign currency translation adjustment	-	-	-	-	-	(118)	-	(118)
Net loss	-	-	-	-	-	-	(1,563)	(1,563)
Balance – July 31, 2018	525	$5	9,786	$98	$22,508	$(702)	$(11,899)	$10,010

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended July 31,	2018	2017

Operating activities
Net loss	$(1,563)	$(611)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,033	643
Deferred income taxes	172	(28)
Stock-based compensation	595	275
Write-off of capitalized software and technology development costs	-	36
Stock issued to FreeForm noteholders	242	-
Change in assets and liabilities:
Trade accounts receivable	(65)	(45)
Prepaid expenses and other current assets	122	(481)
Other assets	5	(8)
Trade accounts payable and accrued expenses	(174)	400
Due to IDT Corporation	(35)	(263)
Deferred revenue	-	(15)
Net cash provided by (used in) operating activities	332	(97)
Investing activities
Capitalized software and technology development costs and purchase of equipment	(1,702)	(1,506)
Net cash used in investing activities	(1,702)	(1,506)
Financing activities
Proceeds from exercise of stock options	232	166
Net cash provided by financing activities	232	166
Effect of exchange rate changes on cash and cash equivalents	(34)	39
Net decrease in cash and cash equivalents	(1,172)	(1,398)
Cash and cash equivalents at beginning of year	4,580	5,978
Cash and cash equivalents at end of year	$3,408	$4,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$31	$-

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

The Company provides a content discovery and creation platform with a global audience of more than 34 million monthly active users. The Company’s Zedge app offers an easy, entertaining and immersive way for users to engage with our rich and diverse library of more than one million images and audio clips. Such content is optimal for mobile phone customization, co-creation which allows users to personalize the content with digital stickers for social posting and sharing, and even printing on personalized physical goods like phone cases and apparel, and other uses. Currently, the Company offers wallpapers, stickers, ringtones, notification sounds and video wallpapers. In the future, the Company plans on offering new content verticals and supporting enhanced features furthering its goal of being the hub for all “everything you” content and functionality. The Company conducts business as a single operating segment.

The consolidated financial statements include all of the accounts of the Company and Zedge Europe AS, a Norwegian corporation and Zedge Canada, Inc. All significant intercompany accounts and transactions have been eliminated.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2018 refers to the fiscal year ended July 31, 2018).

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

Revenue Recognition

The Company generates approximately 90% of its revenues from selling its advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through bidding on an advertising exchange. The Company recognizes advertising revenue as advertisements are delivered to users through impressions, ad views or app installs (depending on the terms agreed upon with the advertiser), as long as evidence of the arrangement with the payer exists (generally through an executed contract), the price is fixed and determinable, and the Company has assessed collectability as reasonably assured. The advertiser may compensate the Company on a cost-per-impression, cost-per-click, cost-per-action or cost-per-install basis.

The remainder of the Company’s revenue is primarily generated from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher.

The Company generally reports its revenue net of amounts due to agencies and brokers because the Company is not the primary obligor in the relevant arrangements, it does not finalize the pricing, and it does not establish or maintain a direct relationship with the advertiser. Certain advertising arrangements that are directly between the Company and advertisers are recognized gross equal to the price paid to the Company by the customer since the Company is the primary obligor and the Company determines the price. Any third party costs related to such direct relationships are recognized as direct cost of revenues. In Zedge Premium, the Company generally report revenue net of the 70% share that is paid to the artists who own the licensed content.

The Company recognizes revenue based on reports that it receives from the ad networks and ad exchanges who respectively track and report the installs and impressions and pay the Company based on these reports. Independently the Company compares and reconciles these reports with data from each of the client sites and dispute any differences.

Depending on the nature of the advertising agreement the Company records revenue either when we serve an end-user with a paid advertising impression or when a user installs an app from an advertiser who pays for the install. Being that the advertiser simultaneously receives and consumes the benefits provided by Zedge’s performance we view this as our output measure. Payment from the ad partnerships are typically received anywhere between 30-60 days from issuance of the invoice, and any revenue adjustments are already factored into the payment.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances. In the year ended July 31, 2018, three customers represented 35%, 22% and 14% of the Company’s revenue and in the year ended July 31, 2017 three customers represented 43%, 17% and 10% of the Company’s revenue. At July 31, 2018, three customers represented 46%, 28% and 14% of the Company’s accounts receivable balance and at July 31, 2017, two customers represented 47% and 12% of the Company’s accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

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

Capitalized Software and Technology Development Costs

The Company accounts for capitalized software and technology development costs in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 350-40. These costs consist of internal development costs on various projects that the Company invested in specific to the various platforms on which the Company operates its service that are capitalized during the application development stage. Capitalized software and technology development costs are included in property and equipment, net and are amortized over the estimated useful life of the software, generally three years. All ordinary maintenance costs are expensed as incurred.

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s estimated fair value substantially exceeded its carrying value in Step 1 of the Company’s annual impairment tests as of May 1st for the years ended July 31, 2018 and 2017. The Company concluded that no goodwill impairment existed in the years ended July 31, 2018 and 2017. The Company uses the market approach (guideline company method) for its Step 1 analysis.

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31, (in thousands)	2018	2017
Basic weighted-average number of shares	9,803	9,467
Effect of dilutive securities:
Stock options	—	—
Non-vested restricted Class B common stock	—	—
Diluted weighted-average number of shares	9,803	9,467

The following shares were excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive:

Year ended July 31, (in thousands)	2018	2017
Stock options	1,314	1,438
Non-vested restricted Class B common stock	302	53
Shares excluded from the calculation of diluted earnings per share	1,616	1,491

For both fiscal 2018 and fiscal 2017, the diluted earnings per share equals basic earnings per share because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

Derivative Instruments – Foreign Exchange Forward Contracts

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, primarily the U.S. Dollar – Norwegian Krone (“NOK”) exchange rate. The Company’s risk management policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate exposure. Foreign currency derivative activities are subject to the management, direction and control of the executive management. Foreign exchange forward contracts are recognized on the consolidated balance sheet at their fair value in “Other current assets” or “Accrued expenses”, and changes in fair value are recognized in “Net (loss) gain resulting from foreign exchange transactions” in the consolidated statements of comprehensive loss.

Functional Currency

The U.S. Dollar is the Company’s functional currency. The functional currencies for the Company’s subsidiaries that operate outside of the United States are NOK for Zedge Europe AS and the Canadian Dollar for Zedge Canada, Inc., which are the currencies of the primary economic environments in which they primarily expend cash. The Company translates assets and liabilities denominated in foreign currencies to U.S. Dollars at the exchange rate in effect as of the financial statement date, and translates accounts from the statements of comprehensive loss using the weighted average exchange rate for the period. Gains or losses resulting from foreign currency translations are recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses including gains and losses from currency exchange rate changes related to intercompany receivables and payables are reported in “Net (loss) gain resulting from foreign exchange transactions” in the accompanying consolidated statements of comprehensive loss.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2018, the FASB issued a new ASU which expands the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The new guidance is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In February 2018, the FASB issued an ASU to give entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings (accumulated deficits). The new guidance also requires entities to make additional disclosures, regardless of whether reclassification of tax effects is elected. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

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

In May 2017, the FASB issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. The Company does not expect that the new standard will have a significant impact on its consolidated financial statements.

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

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company will adopt this standard effective August 1, 2018 using the modified retrospective approach. The Company has identified its main revenue streams, which are advertising revenue, app installs and advertising ops outsourcing. In addition, the Company substantially completed reviewing contracts and other relevant documents for most of its customers that comprises its main revenue streams. Based on this preliminary analysis to date of the adoption of the standard, the Company has not identified a significant impact on its consolidated financial statements, although this is subject to change as the Company completes the process.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
July 31, 2018
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$41	$-	$41

July 31, 2017
Assets:
Foreign exchange forward contracts	$-	$137	$-	$137

Liabilities:
Foreign exchange forward contracts	$-	$-	$-	$-

Fair Value of Other Financial Instruments

The Company’s other financial instruments at July 31, 2018 and 2017 included trade accounts receivable, trade accounts payable and due to IDT Corporation. The carrying amounts of the trade accounts receivable, trade accounts payable and due to IDT Corporation balances approximated fair value due to their short-term nature.

Note 3—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar - NOK exchange rate. Subsequent to the Spin-Off and until November 2016, IDT made available hedging services to the Company pursuant to the Transition Services Agreement. As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 13). The Company does not apply hedge accounting to these contracts; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The outstanding contracts at July 31, 2018 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Aug-18	500,000	3,994,495
Sep-18	500,000	3,989,945
Oct-18	500,000	3,986,095
Nov-18	500,000	3,983,595

Total	2,000,000	15,954,130

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

July 31, (in thousands)		2018	2017
Assets Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$—	$137
Liabilities Derivatives:
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Accrued expenses	$41	$—

The effects of derivative instruments on the consolidated statements of comprehensive loss were as follows:

Amount of (Loss) Gain Recognized on Derivatives Year ended July 31, (in thousands)		2018	2017
Derivatives not designated or not qualifying as hedging instruments	Location of (Loss) Gain Recognized on Derivatives
Foreign exchange forward contracts	Net (loss) gain resulting from foreign exchange transactions	$(52)	$105

On August 6, 2018, the Company entered into a series of forward contracts pursuant to the Foreign Exchange Agreement with Western Alliance Bank as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Dec-18	$500,000	4,059,365
Jan-19	500,000	4,053,465
Feb-19	500,000	4,048,715

Total	$1,500,000	12,161,545

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 13, 2018, the Company entered into a series of forward contracts pursuant to the Foreign Exchange Agreement with Western Alliance Bank as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Mar-19	$500,000	4,118,040
Apr-19	500,000	4,112,740
May-19	500,000	4,107,440
Jun-19	500,000	4,102,240
Jul-19	500,000	4,097,140
Aug-19	500,000	4,091,590

Total	$3,000,000	24,629,190

Note 4—Property and Equipment

Property and equipment consisted of the following:

July 31, (in thousands)	2018	2017
Capitalized software and technology development costs	$8,103	$6,419
Other	308	297
	8,411	6,716
Less accumulated depreciation and amortization	(5,067)	(4,038)
Total	$3,344	$2,678

Depreciation and amortization expense pertaining to property and equipment was $1,033,000 and $643,000 for the years ended July 31, 2018 and 2017, respectively.

In fiscal 2017, the Company decided to abandon certain software and technology projects that were in development. Since these abandoned projects did not have any future benefit, the Company charged to expense the capitalized software and technology development costs for these projects of $36,000 in the year ended July 31, 2017.

Note 5—Goodwill

The Company’s goodwill related to an acquisition made in a prior period and is carried on the balance sheet of Zedge Europe AS.

The table below reconciles the change in the carrying amount of goodwill for the period from July 31, 2016 to July 31, 2018:

(in thousands)

Balance at July 31, 2016	$2,361
Foreign currency translation adjustments	157
Balance at July 31, 2017	2,518
Foreign currency translation adjustments	(71)
Balance at July 31, 2018	$2,447

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Accrued Expenses

Accrued expenses consist of the following:

July 31,
(in thousands)	2018	2017
Accrued vacation	$505	$685
Accrued payroll taxes	238	277
Accrued payroll and bonuses	393	250
Accrued severance	83	-
Accrued advertising	-	184
Accrued income taxes	-	36
Accrued professional fees	96	130
Other	113	278
Total accrued expenses	$1,428	$1,840

Note 7—Equity

Class A Common Stock and Class B Common Stock

The rights of holders of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. The holders of Class A common stock and Class B common stock have the right to receive identical dividends per share if and when declared by the Company’s Board of Directors. In addition, the holders of Class A common stock and Class B common stock have identical and equal priority rights per share in liquidation. The Class A common stock and Class B common stock do not have any other contractual participation rights. The holders of Class A common stock are entitled to three votes per share and the holders of Class B common stock are entitled to one-tenth of a vote per share. Each share of Class A common stock may be converted into one share of Class B common stock, at any time, at the option of the holder. Shares of Class A common stock are subject to certain limitations on transferability that do not apply to shares of Class B common stock.

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

The Company’s future contractual obligations and other commercial commitments at July 31, 2018 were as follows:

Year ended July 31,
(in thousands)	2019	2020	2021	2022	Total
Real estate leases	$260	$251	$271	$116	$898
Software as a Service (“SaaS”) license	281	100	-	-	381
Total contractual obligations	$541	$351	$271	$116	$1,279

Rental expense under operating leases was $328,000 and $289,000 in the years ended July 31, 2018 and 2017, respectively.

Note 9—Income Taxes

The components of loss before income taxes are as follows:

Year ended July 31, (in thousands)	2018	2017
Domestic	$(1,245)	$(717)
Foreign	(88)	90
Loss before income taxes	$(1,333)	$(627)

Provision for (benefit from) income taxes consisted of the following:

Year ended July 31, (in thousands)	2018	2017
Current:
Foreign	$59	$12
Federal	—	—
State	(1)	—
Total current expense	58	12
Deferred:
Foreign	172	(28)
Federal	—	—
State	—	—
Total deferred expense	172	(28)
Provision for (benefit from) income taxes	$230	$(16)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows:

Year ended July 31, (in thousands)	2018	2017
U.S. federal income tax at statutory rate	$(352)	$(213)
State income tax	136	(165)
Valuation allowance	(182)	717
Foreign tax rate differential	10	16
Meals	3	5
Stock compensation and employment credits	(10)	(381)
Tax Cuts and Jobs Act	393	—
Transition Tax	161	—
Other	71	5
Provision for (benefit from) income taxes	$230	$(16)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and significant changes to the U.S. tax code that affects the year ended December 31, 2017, including, but not limited to, a change in the federal rate from 35% to 21% effective January 1, 2018, as well as the requirement to pay a one-time transition tax (“deemed repatriation tax”) on all undistributed earnings of foreign subsidiaries.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result, Zedge has a blended rate for the fiscal year ended July 31, 2018 of 26.42%. The Company reduced their deferred tax assets by $393,000 with a corresponding decrease to its valuation allowance.

The deemed repatriation tax is a tax on previously untaxed earnings and profits of certain foreign subsidiaries. To determine the amount of the tax, the Company must determine, in addition to other factors, the amount of earnings and profits subject to U.S. tax for the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company continues to gather additional information to more precisely compute the amount of deemed repatriation tax, which may be impacted by further legislative technical corrections, amendments and/or revised earnings and profits computations. As of July 31, 2018, the company computed a transition tax of $161,000 which is offset by the net operating loss generated in this fiscal period.

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

July 31, (in thousands)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$698	$951
Reserves and accruals	215	377
Stock-based compensation	137	76
Net deferred tax assets	1,050	1,404
Less valuation allowance	(1,050)	(1,232)
Total deferred tax assets	—	172
Total deferred tax liabilities	—	—
Deferred tax assets, net	$—	$172

Deferred tax assets, net are included in “Other assets” in the consolidated balance sheets at July 31, 2017.

At July 31, 2018 and 2017, the Company had available Federal and State net operating loss (“NOL”) carryforwards from domestic operations of approximately $2.3 million and $2.0 million, respectively, to offset future taxable income. The Federal and State NOL carryforwards will begin to expire in 2036. The Company generated a net operating loss from foreign operations for the period ended July 31, 2018 of $420,000.

Due to its history of losses, the Company believes that it is more-likely-than-not that substantially all of the deferred tax assets will not be realized. Therefore, the Company has a full valuation allowance on all U.S. and foreign deferred tax assets. The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2018
Reserves deducted from deferred income taxes, net:
Valuation allowance	$1,232	$—	$(182)	$1,050
2017
Reserves deducted from deferred income taxes, net:
Valuation allowance	$515	$717	$	$1,232

At July 31, 2018 and 2017, the Company did not have any unrecognized tax benefits and did not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date. In the year ended July 31, 2018, the Company recorded $3,800 interest and penalties on income taxes. At July 31, 2018 and 2017, there was no accrued interest included in income taxes payable.

The Company currently remains subject to examinations of its U.S. tax returns as follows: U.S. federal tax return for fiscal 2015 as part of the IDT consolidated tax return and for pre and post spin periods for fiscal 2016 and 2017, state and local tax returns generally for fiscal 2015 to fiscal 2017 and foreign tax returns generally for fiscal 2012 to fiscal 2017.

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and Development Credits

As of July 31, 2018 and 2017, the balance of the Company’s receivable from Norway’s SkatteFUNN government program designed to stimulate research and development in Norwegian trade and industry was $208,000 and $260,000, respectively, which was included in “Other current assets” in the consolidated balance sheet and $39,000 and $289,000 was recorded as a reduction of selling, general and administrative expense for the years ended July 31, 2018 and 2017, respectively.

Note 10—Stock-Based Compensation

2016 Stock Option and Incentive Plan

The Company adopted the Zedge, Inc. 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”), which became effective upon the consummation of the Spin-Off. The 2016 Incentive Plan is intended to provide incentives to executive officers, employees, directors and consultants of the Company. Incentives available under the 2016 Incentive Plan include restricted stock, stock options and stock appreciation rights. The 2016 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors.

On January 18, 2017, the Company’s stockholders ratified an amendment to the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock reserved for the grant of awards thereunder by 500,000 shares.

On October 18, 2017, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 350,000 shares to an aggregate of 1,041,000 shares. This amendment was ratified by the Company’s stockholders during Annual Meeting held on January 17, 2018. At July 31, 2018, there were 392,000 shares of the Company’s Class B common stock available for awards under the 2016 Incentive Plan.

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

In the years ended July 31, 2018 and 2017 there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

Stock Options

The Company’s option awards generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant and are pursuant to individual written agreements. Prior to the Spin-Off, historical grants generally vested ratably over a three to four-year period. Subsequent to the Spin-Off, grants generally vest over a three-year period. Certain option agreements provide for accelerated vesting of options upon the effective date of an initial public offering or a change in control of the Company.

In September 2016, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved an equity grant of options to purchase 231,327 shares of our Class B common stock to our executive officers, a consultant and a non-executive employee. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. In November 2017, the Company cancelled 53,026 shares of this option grant because they exceeded the annual limit of 60,000 shares per grantee as set forth in Article 5(c) of the 2016 Stock Incentive Plan. Simultaneously, the Compensation Committee approved an option grant of 53,026 with similar terms. Unrecognized compensation expense related to this option grant was an aggregate of $85,000 based on the estimated fair value of the options on the grant date.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2017, the Compensation Committee approved an equity grant of options to purchase an aggregate of 124,435 shares of our Class B common stock to 55 non-executive employees. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $159,000 based on the estimated fair value of the options on the grant date.

In fiscal 2018, the Company received proceeds of $231,810 from the exercise of stock options for which the Company issued 172,239 shares of its Class B common stock. In fiscal 2017, the Company received proceeds of $109,790 from the exercise, during that period, of stock options for which the Company issued 280,700 shares of its Class B common stock. In addition, in fiscal 2017, the Company received proceeds of $56,840 from the exercise, in fiscal 2016, of stock options which was recorded as a receivable as of July 31, 2016.

The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model (“BSM”) and the assumptions in the following table. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company used the following weighted average assumptions in its BSM pricing model:

Year ended July 31,	2018	2017
Expected term	6.0 years	6.1 years
Volatility	71%	81%
Risk free interest rate	2.1%	1.7%
Dividends	—	—
Grant date fair value	$1.38	$2.41

The following represents option activity for the fiscal years ended July 31, 2018 and 2017, including options granted prior to the spin-off on June 1, 2016 and options granted under the 2016 Incentive Plan adopted on June 2, 2016:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2016	1,440	$0.93
Granted	279	3.80
Exercised	(281)	0.39
Cancelled / forfeited	—	—
Outstanding at July 31, 2017	1,438	$1.59	8.22	$1,212
Granted	180	2.57
Exercised	(172)	1.35
Cancelled / forfeited	(132)	3.29
Outstanding at July 31, 2018	1,314	$1.58	7.40	$2,055
Exercisable at July 31, 2018	1,057	$1.19	7.05	$1,962

The total intrinsic value of options exercised during the years ended July 31, 2018 and 2017 was $0.3 million and $0.8 million, respectively. At July 31, 2018, there was $367,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock

As part of the Spin-Off, holders of IDT restricted Class B common stock and Deferred Stock Units (“DSUs”) received, in respect of those restricted shares and DSUs, one restricted share of the Company’s Class B common stock for every three restricted shares of IDT and one DSU of the Company for every three DSUs of IDT that they owned as of the record date for the Spin-Off (the same ratio as used for shares of our Class B common stock distributed by IDT in connection with the Spin-Off). As such, 111,842 shares of restricted stock and 7,767 DSUs were issued (adjusted for forfeitures) pursuant to the terms of the 2016 Incentive Plan. Such restricted shares of the Company’s Class B common stock are restricted under the same terms as the IDT restricted stock in respect of which they were issued. The restricted shares of the Company’s Class B common stock received in the Spin-Off are subject to forfeiture on the same terms, and their restrictions will lapse at the same time, as the corresponding IDT shares. The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service. On July 16, 2018, the remaining 43,107 such restricted shares and the remaining such 3,713 DSUs were vested.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2017, the Company entered into an Agreement and Release with Freeform and certain of its former employees, pursuant to which the Company obtained releases for certain employees from their Freeform employment agreements in exchange for the repayment of certain of Freeform’s liabilities. The Company paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to the Company), and the Company paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of Zedge Class B common stock with a fair value of $242,000 on issuance, which are subject to a two-year lock-up agreement. The Company believes this transaction did not qualify as a business combination under ASU 2017-01, which the Company adopted early on August 1, 2017, and as such accounted for the payment of the Freeform liabilities that aggregated $465,000, as selling, general and administrative expense in the three months ended October 31, 2017.  In July 2018, the Company received a $25,000 refund from Freeform. Accordingly, the Company reduced the Freeform acquihire costs from $465,000 to $440,000.

In addition to the above payments, the Company granted a total of 192,953 restricted shares of the Company’s Class B common stock to former Freeform employees, which shall vest over a four-year period subject to continued employment. These shares had an aggregate grant date fair value of $369,000 which is being amortized on a straight-line basis over the vesting period.

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

In fiscal 2018, the Company granted 49,533 restricted shares of its Class B common stock, which vested immediately, to its non-employee Board of Directors at an average grant date fair value of $3.00 per share. In fiscal 2017, the Company granted 17,349 restricted shares of its Class B common stock, which vested immediately, to its non-employee Board of Directors at a grant date fair value of $3.13 per share. The shares were awarded pursuant to the non-employee Board of Director’s semi-annual grant.

At July 31, 2018, there were 301,506 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2018, there was $567,000 of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 2.8 years.

The following represents restricted shares activity for the fiscal years ended July 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock award award as of July 31, 2017	49,474	NA
Granted	301,506	2.32
Vested	(47,263)	NA
Forfeited	(2,211)	NA
Non-vested stock award award as of July 31, 2018	301,506	$2.32

NA: Restricted shares awarded to the holders of IDT restricted Class B common stock as of part of Spin-Off in June, 2016, grant date fair value is not available

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Related Party Transactions

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

The change in the Company’s liability to IDT was as follows:

Years ended July 31, (in thousands)	2018	2017
Balance at beginning of year	$36	$299
Payments by IDT on behalf of the Company	303	937
Cash repayments, net of advances	(338)	(1,200)
Balance at end of year	$1	$36

In the years ended July 31, 2018 and 2017, the Company paid $174,000 and $137,000, respectively, to Braze Inc. (formerly “Appboy, Inc.”) for use of its customer relationship management and lifecycle marketing platform. The former Chief Executive Officer and Co-Founder of Braze, Inc. is a member of the Company’s Board of Directors.

Note 12—Business Segment and Geographic Information

The Company provides a content platform, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. The Company’s platform enables consumers to personalize their mobile devices with mostly free, high-quality ringtones, wallpapers, home screen app icons, widgets and notification sounds. In March 2018, the Company completed its rollout of Zedge Premium, a marketplace where artists and brands can monetize their licensed content by making it available to the Company’s existing user base The Company conducts business as one operating segment.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
July 31, 2018	$3,234	$235	$3,469
July 31, 2017	$2,537	$271	$2,808

Total assets:
July 31, 2018	$7,647	$4,072	$11,719
July 31, 2017	$8,910	$3,621	$12,531

Note 13—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest was due on the maturity date of September 27, 2018. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At July 31, 2018, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to a second Loan Security and Modification Agreement dated September 26, 2018, the Company and Western Alliance Bank agreed to extend this $2.5 million revolving credit facility to September 26, 2020 at substantially the same terms and conditions except for the minimum interest rate which has been raised to 5.0% from 3.5% in light of the rising interest rate environment.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At July 31, 2018, there were $2.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and no contracts of greater than six months tenor, which reduced the available borrowing under the revolving credit facility by $200,000. On August 6 and August 13, 2018, we entered into a series of forward contracts valued at $4.5 million in the aggregate, see Note 3 above.

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

The Company’s cost for matching contributions to the Plan were $33,000 and $19,000 for the years ended July 31, 2018 and 2017, respectively. In lieu of making cash contribution, the Company opted to contribute 11,130 shares and 5,500 shares of the Company’s Class B common stock to the Plan for fiscal 2018 and fiscal 2017 respectively.

Note 15—Subsequent Event-TreSensa

On August 23, 2018, the Company made a $250,000 investment in TreSensa, Inc. (“TreSensa”) representing a less than 1% equity ownership interest on a fully-diluted basis, and concurrently entered into a playable ad distribution agreement with TreSensa under which the Company shall be paid a higher percentage of revenue derived from all playable ads provided by TreSensa, from its available catalogue for distribution through the Zedge App, when compared to industry norms. In addition, the Company and TreSensa are working together to identify interactions that are engaging to users and valuable to brand advertisers with the goal of expanding advertising relationships.

