Form 10-Q
period 2018-10-31
Zedge, Inc.
filed 2018-12-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐  No ☒

As of December 11, 2018, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	9,785,452 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2018	2018
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$3,561	$3,408
Trade accounts receivable, net of allowance for doubtful accounts of $0 at October 31, 2018 and July 31, 2018	1,236	1,777
Prepaid expenses	247	316
Other current assets	134	302
Total current assets	5,178	5,803
Property and equipment, net	3,483	3,344
Goodwill	2,363	2,447
Other assets	372	125
Total assets	$11,396	$11,719
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$350	$280
Accrued expenses	1,770	1,428
Due to IDT Corporation	13	1
Total current liabilities	2,133	1,709
Total liabilities	2,133	1,709
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at October 31, 2018 and July 31, 2018	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 9,786 shares issued and outstanding at October 31, 2018 and July 31, 2018	98	98
Additional paid-in capital	22,629	22,508
Accumulated other comprehensive loss	(833)	(702)
Accumulated deficit	(12,605)	(11,899)
Treasury stock, 14 shares at October 31, 2018 and 0 shares at July 31, 2018, at cost	(31)	-
Total stockholders’ equity	9,263	10,010
Total liabilities and stockholders’ equity	$11,396	$11,719

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended October 31,
	2018	2017
	(in thousands, except per share data)

Revenues	$2,381	$2,659
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	350	372
Selling, general and administrative	2,309	2,972
Depreciation and amortization	303	157
Loss from operations	(581)	(842)
Interest and other income	7	9
Net loss resulting from foreign exchange transactions	(129)	(1)
Loss before income taxes	(703)	(834)
Provision for (benefit from) income taxes	3	(14)
Net loss	(706)	(820)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(131)	(137)
Total other comprehensive loss	(131)	(137)
Total comprehensive loss	$(837)	$(957)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.07)	$(0.08)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	10,025	9,658

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(706)	$(820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	303	157
Deferred income taxes	-	1
Stock-based compensation	121	73
Stock issued to FreeForm noteholders	-	242
Change in assets and liabilities:
Trade accounts receivable	541	(186)
Prepaid expenses and other current assets	238	170
Other assets	3	4
Trade accounts payable and accrued expenses	408	438
Due to IDT Corporation	13	27
Net cash provided by operating activities	921	106
Investing activities
Capitalized software and technology development costs and purchase of equipment	(445)	(488)
Investment in TreSensa	(250)	-
Net cash used in investing activities	(695)	(488)
Financing activities
Purchase of treasury stock in connection with restricted stock vesting	(31)	-
Net cash used in financing activities	(31)	-
Effect of exchange rate changes on cash and cash equivalents	(42)	(35)
Net increase (decrease) in cash and cash equivalents	153	(417)
Cash and cash equivalents at beginning of period	3,408	4,580
Cash and cash equivalents at end of period	$3,561	$4,163

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Recently Adopted Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019 or any other period. The balance sheet at July 31, 2018 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent public company through a pro rata distribution of the Company’s common stock held by IDT to IDT’s stockholders (the “Spin-Off”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2019 refers to the fiscal year ending July 31, 2019).

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and additional changes, modifications, clarifications or interpretations related to this guidance thereafter, which replaces existing revenue recognition guidance (Topic 605). The new guidance was effective for the annual and interim periods beginning after December 15, 2017. See “ Note 2—Revenue ” for additional information regarding revenue recognition.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities a new accounting standard update on the classification and measurement of financial instruments. The new guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. The Company adopted this new accounting standard prospectively for its measurement in non-marketable equity securities during the three months ended October 31, 2018. The Company has elected to use the measurement alternative for its non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The Company’s investment in a privately-held company is non-marketable equity securities without readily determinable fair value and there was no upward or impairment adjustments during the three months ended October 31, 2018. See Note 10 – Investment for further details.

Note 2—Revenue

Adoption of Topic 606, "Revenue from Contracts with Customers"

On August 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts not yet substantially completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting practices under Topic 605. The impact of adopting the new revenue standard was not material to our consolidated financial statements and there was no adjustment to beginning retained earnings on August 1, 2018.

Pursuant to Topic 606, revenue is recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for promised goods or services. An entity applies the following five steps to achieve the core principle of Topic 606:

1. Identify the contract with a customer

2. Identify the performance obligations in the contract

3. Determine the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when (or as) the entity satisfies a performance obligation

Revenue Recognition

The Company generates approximately 90% of its revenues from selling its advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. The remainder of the Company’s revenue is primarily generated from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. The Company completed the rollout of Zedge Premium in March 2018. Revenue generated from Zedge Premium remained insignificant in Q1 of fiscal 2019 given the early stage of this offering.

The following table summarizes revenue by type of service for the periods presented:

	Three Months Ended October 31,
	2018	2017
	(in thousands)

Advertising revenue	2,198	2,433
Service revenue	171	149
Other revenue	12	77
Total Revenue	$2,381	$2,659

Advertising Revenue: The Company generates the bulk of its revenue from selling its Zedge app’s advertising inventory to advertising networks and advertising exchanges and direct sales to advertisers. The Company also generates revenue from app publishers that pay the Company for installations of their app.

●	Advertising Networks. An advertising network is a third party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.

●	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.

●	Direct Sales to Advertisers. The Company sells advertising directly to advertisers through a contractual relationship. These relationships typically offer higher than average pricing than realized from sales via advertising networks or advertising exchanges.

●	App Installs. The Company earns revenue when a Zedge user installs an app offered by a publisher that pays us a pre-negotiated fee for the installation (referred to as Cost Per Install or CPI). Our Game Channel generated revenue from CPIs. In April 2016, the Company made the decision to deprioritize and reduce its investments in Game Channel and, in October 2018, replaced the Game Channel with a game wall which offers Zedge users with a mix of interactive playable ads which, if installed by the user, generate revenue for Zedge.

Service Revenue: The Company manages and optimizes the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. In exchange for these management and optimization services, Zedge shares a portion the advertising revenues from this publisher whose revenue is also derived from sales of advertising.

Other Revenue: Zedge Premium is the Company’s marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, the Company’s closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits, Google Play or iTunes keeps 30% of the purchase price with the remaining 70% being credited to the end user’s account. When a user purchases Zedge Premium content the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item (“Royalty Payment”) and the Company receives the remaining 30%, which is recognized as Other Revenue. Some of the Zedge Premium content is available for print on demand merchandise, including phone cases and tee shirts. When a user purchases a print-on-demand item the artist or brand is paid 70% of the net profit, after accounting for cost-of-goods sold, shipping and handling, credit card processing, and other direct expenses and the Company recognizes Other Revenue from the remaining 30%. In the first quarter of fiscal 2019, Other Revenue represented revenue solely derived from Zedge Premium. In prior year periods, Other Revenue represented revenue from assorted monetization trials that the Company tested.

The Company recognizes advertising revenue as advertisements are delivered to users through impressions, ad views or app installs (depending on the terms agreed upon with the advertiser). For in-app display ads, in-app offers, engagement advertisements and other advertisements, the Company’s performance obligation is satisfied over the life of the relevant contract (i.e., over time), with revenue being recognized as advertising units are delivered. The advertiser may compensate the Company on a cost-per-impression, cost-per-click, cost-per-action or cost-per-install basis.

The Company generally reports its revenue net of amounts due to agencies and brokers because the Company is not the primary obligor in the relevant arrangements, it does not finalize the pricing, and it does not establish or maintain a direct relationship with the advertiser. Certain advertising arrangements that are directly between the Company and advertisers are recognized on a gross basis equal to the price paid to the Company by the customer since the Company is the primary obligor and the Company determines the price. Any third party costs related to such direct relationships are recognized as direct cost of revenues.

Payment terms

The majority of Zedge’s revenue is derived from large credit-worthy entities, including Twitter, Google, Facebook, Apple and Amazon or affiliates of those entities. The Company invoices its customers monthly. Payment terms are stipulated as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days. The Company endeavors to terminate relationships with smaller advertisers promptly if balances become past due. Since these smaller advertisers rely on the Company to derive their own revenue, they generally pay their outstanding balances on a timely basis. Historically, write-offs of revenue have been de minimis. Accordingly, the Company does not maintain a bad debt allowance.

The Company makes Royalty Payments to the artists and brands within sixty (60) days after the end of each calendar quarter. If the quarterly royalty amount is less than two hundred dollars ($200), the Company may defer payment to a later period in which the artist or brand surpasses the $200 threshold. The artist or brand forfeits any accrued royalty amounts below the $200 threshold upon expiration or termination of the artist’s license agreement with the Company. This provision will become effective on the first anniversary for all existing license agreements and for all new license agreements entered into on or after November 1, 2018. Additionally, the Company has established a minimum threshold of twenty-five dollars ($25) in accrued Royalty Payments in order for an artist or brand to maintain its license agreement. Accordingly, if an artist hasn’t generated a minimum of $25 in accrued Royalty Payments amount in a year, the Company may deduct up to $25 from the artist’s accrued Royalty Payment account. As of October 31, 2018, the aggregate amount owed by the Company to artists was approximately $13,000.

Deferred Revenues and Unsatisfied Performance Obligations

The Company records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company's unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content. As of October 31, 2018, the Company’s deferred revenue balance was approximately $25,000.

Significant Judgments

The advertising networks and advertising exchanges track and report the impressions and installs to Zedge and Zedge recognizes revenues based on these reports. The networks and exchanges base their payments off of those reports and Zedge independently compares the data to each of the client sites to validate the imported data and identify any differences. The number of impressions and installs delivered by the advertising networks and advertising exchanges is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
31-Oct-18
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$133	$-	$133

31-Jul-18
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$41	$-	$41

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at October 31, 2018 and July 31, 2018 included trade accounts receivable, trade accounts payable and due to IDT Corporation. The carrying amounts of the trade accounts receivable, trade accounts payable and due to IDT Corporation balances approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar - NOK exchange rate. Subsequent to the Spin-Off and until November 2016, IDT provided hedging services to the Company pursuant to the Transition Services Agreement (see Note 8). As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 9). The Company does not apply hedge accounting to these contracts; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

As of October 31, 2018, the outstanding foreign exchange contracts entered into with Western Alliance Bank pursuant to the Foreign Exchange Agreement are as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Nov-18	$500,000	3,983,595
Dec-18	500,000	4,059,365
Jan-19	500,000	4,053,465
Feb-19	500,000	4,048,715
Mar-19	500,000	4,118,040
Apr-19	500,000	4,112,740
May-19	500,000	4,107,440
Jun-19	500,000	4,102,240
Jul-19	500,000	4,097,140
Aug-19	500,000	4,091,590

Total	$5,000,000	40,774,330

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	October 31, 2018	July 31, 2018
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Accrued expenses	$133	$41

The effects of derivative instruments on the consolidated statements of comprehensive loss were as follows:

		Amount of Loss
		Recognized on Derivatives
	Statement of	Three Months Ended
	Comprehensive	October 31,
Derivatives not designated or not qualifying as hedging instruments	Loss Location	2018	2017
		(in thousands)

Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$(150)	$(1)

Note 5—Accrued Expenses

Accrued expenses consist of the following:

	October 31,	July 31,
	2018	2018
	(in thousands)

Accrued vacation	$600	$559
Accrued payroll taxes	282	184
Accrued payroll and bonuses	525	393
Accrued severance	43	83
Hedge Payable	133	41
Accrued professional fees	77	96
Other	110	72
Total accrued expenses	$1,770	$1,428

Note 6—Equity

Changes in the components of equity were as follows:

Three Months Ended October 31, 2018
(in thousands)

Balance, July 31, 2018	$10,010
Stock-based compensation	121
Purchase of treasury stock	(31)
Comprehensive income:
Net loss	(706)
Foreign currency translation adjustments	(131)
Total comprehensive loss	(837)
Balance, October 31, 2018	$9,263

Stock Options

In September 2016, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved an equity grant of options to purchase an aggregate of 231,327 shares of our Class B common stock to our executive officers, a non-executive employee and a consultant. The options vest over a three-year period from grant. As of the grant date, unrecognized compensation expense related to this grant was an aggregate of $681,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. In November 2017, the Company cancelled 53,026 shares of this option grant because they exceeded the annual limit of 60,000 shares per grantee as set forth in Article 5(c) of the Amended and Restated 2016 Stock Option and Incentive Plan dated October 18, 2017 (the “2016 Incentive Plan”). Simultaneously, the Compensation Committee approved an option grant of 53,026 with similar terms. Unrecognized compensation expense related to this option grant was an aggregate of $85,000 based on the estimated fair value of the options on the grant date.

On October 18, 2017, the Compensation Committee approved the grant of options to purchase an aggregate of 124,435 shares of the Company’s Class B common stock to 55 of its non-executive employees. The options vest over a three-year period from December 8, 2017. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $159,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

On October 24, 2018, the Compensation Committee approved the grant of options to purchase an aggregate of 17,493 shares of the Company’s Class B common stock to five of its newly hired non-executive employees. The options vest over a three-year period from October 24, 2018. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $20,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

At October 31, 2018, unrecognized compensation expense related to unvested stock options was an aggregate of $309,000.

2016 Stock Option and Incentive Plan

On October 18, 2017, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 350,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 17, 2018. At October 31, 2018, there were 381,000 shares of the Company’s Class B common stock available for awards under the 2016 Incentive Plan.

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

Freeform Transaction

In September 2017, the Company entered into an Agreement and Release with Freeform Development, Inc. (“Freeform”) and certain of its former employees, pursuant to which the Company obtained releases for certain employees from their Freeform employment agreements in exchange for the repayment of certain of Freeform’s liabilities. The Company paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to the Company), and the Company paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of Zedge Class B common stock with a fair value of $242,000 on issuance, which are subject to a two-year lock-up agreement. The Company believes this transaction did not qualify as a business combination under Accounting Standard Update 2017-01, which the Company adopted early on August 1, 2017, and as such accounted for the payment of the Freeform liabilities that aggregated $465,000, as selling, general and administrative expense in three months ended October 31, 2017.  In July 2018, the Company received a $25,000 refund from Freeform. Accordingly, the Company reduced the Freeform transaction costs from $465,000 to $440,000.

In addition to the above payments, the Company also granted a total of 192,953 restricted shares of the Company’s Class B common stock to former Freeform employees, which shall vest over a four-year period subject to continued employment. These shares had an aggregate grant date fair value of $369,000 which is being amortized on a straight-line basis over the vesting period. At October 31, 2018, unrecognized compensation expense related to unvested restricted stock was an aggregate of $269,000. In September 2018 we purchased 14,137 shares of our Class B common stock from former Freeform employees for $30,543 to satisfy tax withholding obligations in connection with the vesting of restricted stock.

Restricted Stock Award

On February 7, 2018, the Compensation Committee and the Corporate Governance Committee of our Board of Directors approved a grant of 108,553 restricted shares of the Company’s Class B Common Stock to our Executive Chairman Michael Jonas. Mr. Jonas agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2018 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2018 budget. The grant was made at that time because the milestones previously set were achieved. These shares shall vest in equal amounts on February 7, 2019, 2020 and 2021.These shares had an aggregate grant date fair value of $330,000 which is being amortized on a straight-line basis over the vesting period. At October 31, 2018, unrecognized compensation expense related to unvested restricted stock was an aggregate of $247,000.

Note 7—Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended
	Oct. 31,
	2018	2017
	(in thousands)

Basic weighted-average number of shares	10,025	9,658
Effect of dilutive securities:
Stock options	—	—
Non-vested restricted Class B common stock	—	—

Diluted weighted-average number of shares	10,025	9,658

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended Oct. 31,
	2018	2017
	(in thousands)

Stock options	1,326	1,553
Non-vested restricted Class B common stock	253	244

Shares excluded from the calculation of diluted earnings per share	1,579	1,797

For the three months ended October 31, 2018 and 2017, the diluted earnings per share equals basic earnings per share because the Company incurred net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

Note 8—Related Party Transactions

Following the Spin-Off, IDT charges the Company for services it provides pursuant to a Transition Services Agreement entered into in connection with the Spin-Off. The services provided pursuant to the Transition Services Agreement include human resources, payroll, investor relations, legal, accounting, tax, financial systems, management consulting and foreign exchange risk management. As of October 31, 2017, most of these services were discontinued and are being performed directly by Zedge or vendors retained by Zedge. Amounts charged by IDT to the Company are included in “Selling, general and administrative expense” in the consolidated statements of comprehensive loss.

The payments made by IDT on behalf of the Company and the Company’s cash repayments made to IDT were as follows:

	Three Months Ended October 31,
	2018	2017
	(in thousands)

Payments by IDT on behalf of the Company	$21	$229
Cash repayments, net of advances	$(8)	$(201)

Note 9—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two years term which was extended for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At October 31, 2018, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At October 31, 2018, there were $3.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and $2.0 million of outstanding foreign exchange contracts with greater than six months tenor, which reduced the available borrowing under the revolving credit facility by $550,000, see Note 4 above.

Note 10—Investment

In August 2018, the Company made a $250,000 investment in TreSensa, Inc. (“TreSensa”), representing a less than 1% equity ownership interest on a fully-diluted basis, and concurrently entered into a playable ad distribution agreement with TreSensa under which the Company shall be paid a higher percentage (when compared to industry norms) of revenue derived from all playable ads provided by TreSensa, from its available catalogue for distribution through the Zedge App. In addition, the Company and TreSensa are working together to identify engaging content interactions that are engaging to users and valuable to brand advertisers with the goal of expanding advertising relationships.

The Company’s interest in TreSensa, a privately-held company, is comprised of non-marketable equity securities without a readily determinable fair value. On August 1, 2018, the Company adopted ASU 2016-01, a new standard on the classification and measurement for non-marketable securities. The Company adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in interest and other income (expense), net. The Company’s non-marketable equity securities had a carrying value of $250,000 as of October 31, 2018. The maximum loss the Company can incur for its investment in TreSensa is $250,000. This investment is included within Other Assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing round. No impairment charge or upward adjustment was recorded in the three months ended October 31, 2018.

Note 11—Business Segment and Geographic Information

The Company provides a content platform, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. The Company’s platform enables consumers to personalize their mobile devices with mostly free, high-quality ringtones, wallpapers, home screen app icons, widgets and notification sounds. In March 2018, the Company completed its rollout of Zedge Premium, a marketplace where artists and brands can monetize their licensed content by making it available to the Company’s existing user base. The Company conducts business as one operating segment.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
31-Oct-18	$3,383	$222	$3,605
31-Jul-18	$3,234	$235	$3,469

Total assets:
31-Oct-18	$7,257	$4,139	$11,396
31-Jul-18	$7,647	$4,072	$11,719

Note 12— Commitments & Contingencies and Tax Matters

Legal Proceedings

In March 2014, Saregama India, Limited (“Saregama”) filed a lawsuit against the Company before the Barasat District Court, seeking approximately $1.6 million as damages and an injunction for copyright infringement. Saregama claims that the Company availed the plaintiff’s sound recordings to the general public through the Company’s platform without obtaining any licenses from the plaintiff. There have been no material updates to this matter since the filing in March 2014. The Company believes that the likelihood of material liability relating to this matter is remote.

On October 5, 2018, Tellagemini Communication LLC (“Tellagemini”) filed a complaint in the U.S. District Court for the District of Delaware claiming that the Company is infringing a U.S. patent owned by the plaintiff and inducing its customers to infringe as well seeking unspecified damages. On November 14, 2018, Tellagemini voluntarily dismissed its complaint against the Company without prejudice.

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

Research and Development Credits

As of October 31, 2018, the balance of the Company’s net receivable from SkatteFUNN, a Norwegian government program designed to stimulate research and development in Norwegian trade and industry, was $37,000 which was included in “Other current assets” in the consolidated balance sheet. SkatteFUNN credits of $0 and $25,800 were recorded as a reduction of selling, general and administrative expense for the three months ended October 31, 2018 and 2017 respectively. The Company has not worked on SkatteFUNN related projects since January 2018.

Note 13—Provision for (benefit from) Income taxes

The change from a benefit from income taxes in the three months ended October 31, 2017 to a provision for income taxes in the three months ended October 31, 2018 was primarily due to the jurisdiction in which loss was incurred in the three months ended October 31, 2018 compared to the same periods in fiscal 2018 and our ability to utilize net operating losses the Company holds in those jurisdictions. The tax expense consists of minimum state taxes based on allocated net worth.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act").  The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 % to 21.0% effective January 1, 2018.

In December 2017, the SEC issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as the Company refines its estimates or completes its accounting of such tax effects. As originally reported, there was no impact to tax expense as a result of the Tax Act due to the full valuation allowance of the deferred tax assets of the Company.

Note 14—Recently Issued Accounting Standards Not Yet Adopted

Recently Issued Accounting Standards Not Yet Adopted

In August 2018, the FASB issued a new ASU which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued an ASU which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The update eliminates the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and introduces a requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In June 2018, the FASB issued an ASU which expands the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from non-employees. The new guidance is effective for annual and interim periods beginning after December 15, 2018. The Company does not expect that the new standard will have a significant impact on its consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

In early 2018, we launched Zedge Premium, a marketplace where professional creators and brands can market, distribute and sell their digital content to our consumers. Over time, we expect that Zedge Premium will contribute to a virtuous cycle whereby it drives new consumers into our Zedge app resulting in more artist payouts, which in turn makes the platform more attractive for artists and brands looking to expand their reach and increase their income. In September of 2017, we closed a transaction with Freeform Development, Inc., or Freeform, and retained their development personnel in order to accelerate the launch and development of Zedge Premium.

Our Zedge app, available in the Google Play and iTunes app stores, has been installed over 351 million times, and as of October 31, 2018, had more than 34 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app in the previous 30-day period. Historically, our Zedge app has been able to grow its user base without material investment in marketing, user acquisition or advertising. Our Zedge app has often been among the top 40 free applications in the Google Play store in the United States and in the iTunes Entertainment category for the past five years.

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

As of October 31, 2018, approximately 31% and 28% of our Zedge app’s user base was located in North America and Europe, respectively. Over the past two years we have experienced a shift in our regional customer make-up with MAU increasing in the emerging markets and decreasing in the well-developed markets. In Q1 of fiscal 2019, users in the emerging markets grew by 18.8% while users in the well-developed regions declined 12.5% when compared to the same period in fiscal 2018. This shift has negatively impacted revenue generation because the well-developed markets command materially higher advertising rates when compared to those in the emerging markets. We believe that we can change our growth dynamic in the well-developed markets based on a set of growth initiatives including improving search results, content recommendations, gamification and the role that Zedge Premium artists can have on driving new users into the platform

Historically we have generated approximately 90% of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base. The remainder of our revenues are primarily generated from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. Zedge Premium is our marketplace where artists and brands can market, distribute and sell their digital content to our users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits Google Play or iTunes keeps 30% of the purchase price with the remaining 70% being credited to the end user’s account. When a user purchases Zedge Premium content the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item and the Company receives the outstanding 30%, which is recognized as Other Revenue. Some of the Zedge Premium content is available for print on demand merchandise including phone cases and tee shirts. When a user purchases a print-on-demand item the artist or brand is paid 70% of the net profit, after accounting for cost-of-goods sold, shipping and handling, credit card processing, etc. and the Company recognizes Other Revenue from the remaining 30%. As Zedge Premium matures and expands, we expect it to also diversify our revenue mix.

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

Recently Issued Accounting Standards Not Yet Adopted

Recently issued accounting standards not yet adopted by us are more fully described in Note 14 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

	Three months ended
	October 31,		Change
	2018	2017	$	%
	(in thousands)
Revenues	$2,381	$2,659	$(278)	-10.5%
Direct cost of revenues	350	372	(22)	-5.9%
Selling, general and administrative	2,309	2,972	(663)	-22.3%
Depreciation and amortization	303	157	146	93.0%
Loss from operations	(581)	(842)	261	-31.0%
Interest and other income	7	9	(2)	-22.2%
Net loss resulting from foreign exchange transactions	(129)	(1)	(128)	nm
Provision for (benefit from) for income taxes	3	(14)	17	-121.4%
Net loss	$(706)	$(820)	$114	-13.9%

nm—not meaningful

Revenues. Revenues declined 10.5% from $2.66 million to $2.38 million in the three months ended October 31, 2018 compared to the same period in fiscal 2018, primarily due to a shift in the makeup of our user base from well-developed markets that command materially higher advertising rates to emerging markets. Our MAU, or unique users that opened our app during the last 30 days of the quarter, in the well-developed markets declined by approximately 12.5% in the three months ended October 31, 2018 when compared to the same period in fiscal 2018. Our overall MAU increased by 3.6 % at October 31, 2018 when compared to October 31, 2017, with the majority of growth concentrated in emerging markets which have lower advertising rates. As a result of the geographical shift in our overall MAU, our average revenue per monthly active user, or ARPMAU, decreased 17.9% to $0.0210 from $0.0256 in the three months ended October 31, 2018 compared to the same period in fiscal 2017.

Revenues decreased 7.7% sequentially from Q4 of fiscal 2018 to Q1 of fiscal 2019 due primarily to a combination of the small decline in MAU and a shift in the composition of our user base from well-developed markets to emerging markets. MAU fell by 0.5% sequentially from 34.8 million in Q4 of fiscal 2018 to 34.6 million in Q1 of fiscal 2019, with the decline in well-developed markets reaching 3.2% and offset by a 1.3% increase in emerging markets. The sequential decline in MAU was due to seasonal factors and a global lack of growth in new smartphones sales.

We completed the rollout of Zedge Premium in March 2018. Revenue generated from Zedge Premium remained insignificant in Q1 of fiscal 2019 given the early stage of this offering. However, we are encouraged by the user participation and conversion rates we have experienced since the initial launch. We will continue focusing on driving more users to Zedge Premium content, expand our artist community, support more content verticals and experiment with additional monetization mechanisms.

We experienced an 12.6% decrease in advertising effective cost per thousand impressions (eCPMs) in Q1 of fiscal 2019 when compared to the prior year quarter and a 5.4% decrease when compared sequentially to Q4 of fiscal 2018. This decline was primarily a result of driving incremental revenue contribution by prioritizing viewed ad impressions per user ahead of potentially higher eCPMs and the impact that our user base in the emerging markets had on revenue due to advertising rates being lower in these regions when compared to the well-developed economies.

We continue testing new monetization drivers including a variety of ad units, merchandising, targeted affiliate relationships as well as certain growth initiatives such as content recommendations, sharing and co-creation in order to increase revenues.

Our install count, that is the number of times the Zedge app has been installed on devices, increased to 351.3 million at October 31, 2018 from 288.8 million a year ago.

Direct cost of revenues. Direct cost of revenues decreased 5.9% in the three months ended October 31, 2018 compared to the same periods in fiscal 2018 primarily attributable to the redesign of our backend infrastructure. As a percentage of revenue, direct costs in the three months ended October 31, 2018 were 14.7% compared to 14.0% for the same periods in fiscal 2018. The higher direct cost of revenues in percentage term can be attributed to the lower revenue in the three months ended October 31, 2018 compared to the same period of fiscal 2018. We have started work on the next phase of the redesign of our backend infrastructure, which we expect will result in additional cost savings.

Direct cost of revenues decreased 15.0% sequentially from Q4 of fiscal 2018 to Q1 of fiscal 2019 mainly attributable to operating with two redundant infrastructure providers during our infrastructure upgrade during the previous quarter. As a percentage of revenue, direct costs of revenue decreased to 14.7% in the three months ended October 31, 2018 from 16.0% in the three months ended July 31, 2018.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting, professional fees, software licensing (“SaaS”) and cost related to being a public company. The 22.3% decrease in SG&A expenses in the three months ended October 31, 2018 compared to the same periods in fiscal 2018 was primarily attributable to the costs incurred in connection with the Freeform transaction of $465,000 (which was reduced by $25,000 later in fiscal 2018) in September 2017 and the severance costs of $191,000 associated with the workforce reduction implemented in Q1 of fiscal 2018. Excluding these two items, SG&A for Q1 of fiscal 2019 was flat when compared to the same period in fiscal 2018. The cost saving from the workforce reduction and subsequent staff attrition in Norway were used to invest in Zedge Premium.

SG&A increased 26.3% sequentially from Q4 of fiscal 2018 to Q1 of fiscal 2019 primarily resulting from the one-time benefit gained from reversing accrued vacation and audit fees totaling approximately $360,000 in Q4 of fiscal 2018. Without this one-time benefit, SG&A increase $121,000 or 5.5% in Q1 of fiscal 2019 when compared to Q4 of fiscal 2018. This increase can be attributed to the fiscal 2018 audit related fees incurred in Q1 of fiscal 2019, as well as the personnel costs associated with the new hires for Zedge Premium during Q1 of fiscal 2019

Our headcount totaled 57 as of October 31, 2018 compared to 66 as of October 31, 2017, primarily resulting from the workforce reduction and organic staff attrition offset by the new hires dedicated to the launch and continuing development of Zedge Premium. We expect to hire additional staff for Zedge Premium, particularly in Lithuania, in the coming months as we work to drive more users into Zedge Premium, expand our artist community, support more content verticals and experiment with various monetization mechanisms. The costs and expenses related to Zedge Premium were partially offset by the cost savings plan mentioned above.

Stock-based compensation expense were $121,000 and $73,000 for the three months ended October 31, 2018 and 2017, respectively. Certain stock options and restricted stock grants are more fully described in Note 6 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization consists mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service. The increase in depreciation and amortization in the three months ended October 31, 2018 compared to the same periods in fiscal 2018 was primarily attributable to the completion of seven projects with an aggregate value of $2.3 million during fiscal 2018. We started amortizing these capitalized software and technology development costs once these projects were completed.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar, including gains or losses from our NOK hedging activities. In the three months ended October 31, 2018 and 2017, we had losses of $131,000 and $1,000, respectively, including losses from NOK hedging activities.

Provision for (Benefit from) income taxes. The change from a benefit from in the three months ended October 31, 2017 to a provision for income taxes in the three months ended October 31, 2018 was primarily due to the jurisdiction in which loss was incurred in the three months ended October 31, 2018 compared to the same periods in fiscal 2018 and our ability to utilize net operating losses that we hold in those jurisdictions. The tax expense consists of minimum state taxes based on allocated net worth.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act significantly revises U.S. corporate income taxation by, among other things, lowering the U.S. corporate income tax rate from 35.0 % to 21.0% effective January 1, 2018.

In December 2017, the SEC issued Staff Accounting Bulletin 118, which allows a measurement period, not to exceed one year, to finalize the accounting for the income tax impacts of the Tax Act. Until the accounting for the income tax impacts of the Tax Act is complete, the reported amounts are based on reasonable estimates, are disclosed as provisional and reflect any adjustments in subsequent periods as the Company refines its estimates or completes its accounting of such tax effects. As originally reported, there was no impact to tax expense as a result of the Tax Act due to the full valuation allowance of the deferred tax assets of the Company.

Liquidity and Capital Resources

General

At October 31, 2018, we had cash and cash equivalents of $3.6 million and working capital (current assets less current liabilities) of $3.0 million. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months ending October 31, 2019. We also maintain a revolving line of credit of up to $2.5 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the three months ended October 31, 2018 and 2017:

	Three months ended
	October 31,
	2018	2017
	(in thousands)
Cash flows provided by (used in):
Operating activities	$921	$106
Investing activities	(695)	(488)
Financing activities	(31)	-
Effect of exchange rate changes on cash and cash equivalents	(42)	(35)
Increase (decrease) in cash and cash equivalents	$153	$(417)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the three months ended October 31, 2018 and 2017 was primarily due to the revenues generated from our service offerings.

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

In September 2017, we entered into an Agreement and Release with Freeform Development, Inc. (“Freeform”) and certain of its former employees, pursuant to which we obtained releases for the employees from their Freeform employment agreements in exchange for payments by us to satisfy certain of Freeform’s liabilities. We paid Freeform $125,000 in cash to pay its operating liabilities (with any excess to be refunded to us), and we paid the holders of Freeform’s convertible promissory notes cash of $97,567 and issued the noteholders a total of 126,679 shares of our Class B common stock. In addition, we issued a total of 192,953 shares of our Class B common stock to the employees and the employees entered into Employment Agreements with us. The aggregate consideration paid by us in connection with these matters was $834,000 consisting of cash of $223,000 and 319,632 shares of our Class B common stock with a fair market value of $611,000 on the date of issue. We accounted for the payment of the Freeform liabilities, an aggregate of $465,000, as selling, general and administrative expense in three months ended October 31, 2017, of which $242,000 was paid in stock and $223,000 was paid in cash. We will charge the fair market value of the restricted stock granted to these employees of $369,000 to noncash compensation expense over the four-year requisite service period. We received a $25,000 refund from Freeform Development Inc. Accordingly, we reduced the Freeform transaction costs from $465,000 to $440,000 during the three months ended July 31, 2018.

Investing Activities

Cash used in investing activities in the three months ended October 31, 2018 and 2017 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

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

Financing Activities

As of September 27, 2016, we entered into a two-year loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. On September 26, 2018, we extended this agreement for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At October 31, 2018, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At October 31, 2018, there were $3.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and $2.0 million of outstanding foreign exchange contracts with greater than six months tenor, which reduced the available borrowing under the revolving credit facility by $550,000.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

In September 2018 we purchased 14,137 shares of our Class B common stock from former Freeform employees for $30,543 to satisfy tax withholding obligations in connection with the vesting of restricted stock.

Changes in Trade Accounts Receivable

Gross trade accounts receivable decreased to $1.2 million at October 31, 2018 from $1.8 million at July 31, 2018, primarily attributable to the collection of overdue receivables from a large customer in the three months ended October 31, 2018.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from digital advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. MoPub (owned by Twitter), Google, Facebook, Baidu and Ogury, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In the three months ended October 31, 2018, four customers represented 29%, 26%, 13% and 11% of our revenue, and in the three months ended October 31, 2017, four customers represented 33%, 19%, 12% and 11% of our revenue. At October 31, 2018, three customers represented 41%, 18% and 17% of our accounts receivable balance, and at July 31, 2018, three customers represented 46%, 28% and 14% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At October 31, 2018, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2018.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 12 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no other material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

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

Zedge, Inc.

December 14, 2018	By:	/s/ Tom Arnoy
Tom Arnoy Chief Executive Officer

December 14, 2018	By:	/s/ Jonathan Reich
Jonathan Reich Chief Financial Officer