Form 10-Q
period 2019-01-31
Zedge, Inc.
filed 2019-03-15
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 12, 2019, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	9,823,963 shares outstanding

ZEDGE, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2019	2018
	(in thousands, except par value)
Assets
Current assets:
Cash and cash equivalents	$2,704	$3,408
Trade accounts receivable, net of allowance for doubtful accounts of $0 at January 31, 2019 and July 31, 2018	1,357	1,777
Prepaid expenses	300	316
Other current assets	112	302
Total current assets	4,473	5,803
Property and equipment, net	3,626	3,344
Goodwill	2,365	2,447
Other assets	375	125
Total assets	$10,839	$11,719
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$297	$280
Accrued expenses	1,309	1,428
Due to IDT Corporation	-	1
Total current liabilities	1,606	1,709
Total liabilities	1,606	1,709
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at January 31, 2019 and July 31, 2018	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 9,824 and 9,786 shares issued and outstanding at January 31, 2019 and July 31, 2018, respectively	98	98
Additional paid-in capital	22,840	22,508
Accumulated other comprehensive loss	(833)	(702)
Accumulated deficit	(12,846)	(11,899)
Treasury stock, 14 shares at January 31, 2019 and 0 shares at July 31, 2018, at cost	(31)	-
Total stockholders’ equity	9,233	10,010
Total liabilities and stockholders’ equity	$10,839	$11,719

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (INCOME)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)

Revenues	$2,573	$3,045	$4,954	$5,704
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	328	356	678	728
Selling, general and administrative	2,162	2,586	4,471	5,558
Depreciation and amortization	328	225	631	382
Loss from operations	(245)	(122)	(826)	(964)
Interest and other income	38	4	45	14
Net loss resulting from foreign exchange transactions	(35)	(43)	(164)	(45)
Loss before income taxes	(242)	(161)	(945)	(995)
Provision for (benefit from) income taxes	(2)	12	1	(2)
Net loss	(240)	(173)	(946)	(993)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	-	239	(131)	102
Total other comprehensive income (loss)	-	239	(131)	102
Total comprehensive income (loss)	$(240)	$66	$(1,077)	$(891)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.02)	$(0.02)	$(0.09)	$(0.10)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	10,051	9,749	10,038	9,703

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	January 31,
	2019	2018
	(in thousands)
Operating activities
Net loss	$(946)	$(993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	631	382
Deferred income taxes	-	6
Stock-based compensation	331	272
Stock issued to FreeForm noteholders	-	242
Change in assets and liabilities:
Trade accounts receivable	420	(107)
Prepaid expenses and other current assets	207	138
Other assets	-	(4)
Trade accounts payable and accrued expenses	(106)	344
Due to IDT Corporation	(1)	(27)
Net cash provided by operating activities	536	253
Investing activities
Capitalized software and technology development costs and purchase of equipment	(916)	(798)
Investment in TreSensa	(250)	-
Net cash used in investing activities	(1,166)	(798)
Financing activities
Proceeds from exercise of stock options	-	91
Purchase of treasury stock in connection with restricted stock vesting	(31)	-
Net cash (used in) provided by financing activities	(31)	91
Effect of exchange rate changes on cash and cash equivalents	(43)	34
Net decrease in cash and cash equivalents	(704)	(420)
Cash and cash equivalents at beginning of period	3,408	4,580
Cash and cash equivalents at end of period	$2,704	$4,160

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Recently Adopted Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019 or any other period. The balance sheet at July 31, 2018 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and additional changes, modifications, clarifications or interpretations related to this guidance thereafter, which replaces existing revenue recognition guidance (Topic 605). The new guidance was effective for the annual and interim periods beginning after December 15, 2017. See “Note 2—Revenue ” for additional information regarding revenue recognition.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities a new accounting standard update on the classification and measurement of financial instruments. The new guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. The Company adopted this new accounting standard prospectively for its measurement in non-marketable equity securities during the three months ended October 31, 2018. The Company has elected to use the measurement alternative for its non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The Company’s investment in a privately-held company is non-marketable equity securities without readily determinable fair value and there was no upward or impairment adjustments during the three months and six months ended January 31, 2019. See Note 10 – Investment for further details.

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

2. Identify the performance obligations in the contract

3. Determine the transaction price

4. Allocate the transaction price to the performance obligations in the contract

5. Recognize revenue when (or as) the entity satisfies a performance obligation

Revenue Recognition

The Company generates approximately 90% of its revenues from selling its advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. The remainder of the Company’s revenue is primarily generated from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. Additionally, the Company completed the rollout of Zedge Premium (as described in Other Revenue below) in March 2018. Revenue generated from Zedge Premium remained insignificant in the three months and six months ended January 31, 2019 given the early stage of this offering.

The following table summarizes revenue by type of service for the periods presented:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Advertising revenue	2,374	2,785	4,572	5,218
Service revenue	178	194	349	343
Other revenue	21	66	33	143
Total Revenue	$2,573	$3,045	$4,954	$5,704

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

Other Revenue: Zedge Premium is the Company’s marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, the Company’s closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits, Google Play or iTunes keeps 30% of the purchase price with the remaining 70% being credited to the end user’s device. When a user purchases Zedge Premium content the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item (“Royalty Payment”) and the Company receives the remaining 30%, which is recognized as Other Revenue. Some of the Zedge Premium content is available for print on demand merchandise, including phone cases and tee shirts. When a user purchases a print-on-demand item the artist or brand is paid 70% of the net profit, after accounting for cost-of-goods sold, shipping and handling, credit card processing, and other direct expenses and the Company recognizes Other Revenue from the remaining 30%. In the three and six months ended January 31, 2019, Other Revenue represented revenue solely derived from Zedge Premium. In prior year periods, Other Revenue represented revenue from assorted monetization trials that the Company tested.

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

The Company makes Royalty Payments to the artists and brands within sixty (60) days after the end of each calendar quarter. If the quarterly royalty amount is less than two hundred dollars ($200), the Company may defer payment to a later period in which the artist or brand surpasses the $200 threshold. The artist or brand forfeits any accrued royalty amounts below the $200 threshold upon expiration or termination of the artist’s license agreement with the Company. This provision will become effective on the first anniversary for all existing license agreements and for all new license agreements entered into on or after November 1, 2018. Additionally, the Company has established a minimum threshold of twenty-five dollars ($25) in accrued Royalty Payments in order for an artist or brand to maintain its license agreement. Accordingly, if an artist hasn’t generated a minimum of $25 in accrued Royalty Payments amount in a year, the Company may deduct up to $25 from the artist’s accrued Royalty Payment account. As of January 31, 2019, the aggregate amount owed by the Company to artists was approximately $33,000.

Deferred Revenues and Unsatisfied Performance Obligations

The Company records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company's unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content. As of January 31, 2019, the Company’s deferred revenue balance was approximately $60,000.

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

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
31-Jan-19
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$86	$-	$86

31-Jul-18
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$41	$-	$41

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at January 31, 2019 and July 31, 2018 included trade accounts receivable, trade accounts payable and due to IDT Corporation. The carrying amounts of the trade accounts receivable, trade accounts payable and due to IDT Corporation balances approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar – Norwegian Kroner (NOK) exchange rate. Subsequent to the Spin-Off and until November 2016, IDT provided hedging services to the Company pursuant to the Transition Services Agreement (see Note 8). As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 9). The Company does not apply hedge accounting to these contracts; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

As of January 31, 2019, the outstanding foreign exchange contracts entered into with Western Alliance Bank pursuant to the Foreign Exchange Agreement are as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Feb-19	500,000	4,048,715
Mar-19	500,000	4,118,040
Apr-19	500,000	4,112,740
May-19	500,000	4,107,440
Jun-19	500,000	4,102,240
Jul-19	500,000	4,097,140
Aug-19	500,000	4,091,590

Total	$3,500,000	28,677,905

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Derivatives Instruments	Balance Sheet Location	January 31, 2019	July 31, 2018
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Accrued expenses	$86	$41

The effects of derivative instruments on the consolidated statements of comprehensive loss (income) were as follows:

		Amount of Loss Recognized on Derivatives
		Three Months Ended		Six Months Ended
		January 31,		January 31,
Derivatives not designated or not qualifying as hedging instruments	Statement of Comprehensive Loss Location	2019	2018	2019	2018
		(in thousands)		(in thousands)
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$24	$-	$174	$2

Note 5—Accrued Expenses

Accrued expenses consist of the following:

	January 31,	July 31,
	2019	2018
	(in thousands)
Accrued vacation	$596	$559
Accrued payroll taxes	142	184
Accrued payroll and bonuses	301	393
Accrued severance	2	83
Hedge Payable	86	41
Accrued professional fees	57	96
Due to artists	33	-
Deferred revenues	60	-
Other	32	72
Total accrued expenses	$1,309	$1,428

Note 6—Equity

Changes in the components of equity were as follows:

Six Months Ended January 31, 2019
(in thousands)
Balance, July 31, 2018	$10,010
Stock-based compensation**	331
Purchase of treasury stock	(31)
Comprehensive loss:
Net loss	(946)
Foreign currency translation adjustments	(131)
Total comprehensive loss	(1,077)
Balance, January 31, 2019	$9,233

** This amount includes stock issued to pay for the Board of Directors’ compensation of $45,000 and the Company’s matching contribution to employees’ 401(k) plan with a value of $48,000.

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

At January 31, 2019, unrecognized compensation expense related to unvested stock options was an aggregate of $210,000.

2016 Stock Option and Incentive Plan

On October 18, 2017, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 350,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 17, 2018. At January 31, 2019, there were 367,000 shares of the Company’s Class B common stock available for awards under the 2016 Incentive Plan.

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

In addition to the above payments, the Company also granted a total of 192,953 restricted shares of the Company’s Class B common stock to former Freeform employees, which shall vest over a four-year period subject to continued employment. These shares had an aggregate grant date fair value of $369,000 which is being amortized on a straight-line basis over the vesting period. At January 31, 2019, unrecognized compensation expense related to unvested restricted stock was an aggregate of $246,000. In September 2018, we purchased 14,137 shares of our Class B common stock from former Freeform employees for $30,543 to satisfy tax withholding obligations in connection with the vesting of restricted stock.

Restricted Stock Award

On February 7, 2018, the Compensation Committee and the Corporate Governance Committee of our Board of Directors approved a grant of 108,553 restricted shares of the Company’s Class B Common Stock to our Executive Chairman Michael Jonas. Mr. Jonas agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2018 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2018 budget. The grant was made at that time because the milestones previously set were achieved. These shares shall vest in equal amounts on February 7, 2019, 2020 and 2021.These shares had an aggregate grant date fair value of $330,000 which is being amortized on a straight-line basis over the vesting period. At January 31, 2019, unrecognized compensation expense related to unvested restricted stock was an aggregate of $220,000.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
	(in thousands)
Basic weighted-average number of shares	10,051	9,749	10,038	9,703
Effect of dilutive securities:
Stock options	—	—	—	—
Non-vested restricted Class B common stock	—	—	—	—

Diluted weighted-average number of shares	10,051	9,749	10,038	9,703

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
	(in thousands)
Stock options	1,301	1,499	1,301	1,499
Non-vested restricted Class B common stock	253	241	253	241
Shares excluded from the calculation of diluted earnings per share	1,554	1,740	1,554	1,740

For the three months and six months ended January 31, 2019 and 2018, the diluted earnings per share equals basic earnings per share because the Company incurred net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

Note 8—Related Party Transactions

Between the Spin-Off and October 31, 2017, IDT charged the Company for services it provides pursuant to a Transition Services Agreement entered into in connection with the Spin-Off. The services provided pursuant to the Transition Services Agreement include human resources, payroll, investor relations, legal, accounting, tax, financial systems, management consulting and foreign exchange risk management. From October 31, 2017, most of these services have been performed directly by Zedge or vendors retained by Zedge. Amounts charged by IDT to the Company are included in “Selling, general and administrative expense” in the consolidated statements of comprehensive loss.

The payments made by IDT on behalf of the Company and the Company’s cash repayments made to IDT were as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Payments by IDT on behalf of the Company	$-	$33	$21	$261
Cash repayments, net of advances	$(15)	$(86)	$(23)	$(287)

Note 9—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two years term which was extended for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At January 31, 2019, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At January 31, 2019, there were $3.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and $0.5 million of outstanding foreign exchange contracts with greater than six months tenor, which reduced the available borrowing under the revolving credit facility by $362,500 see Note 4 above.

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

The Company’s ownership interest in TreSensa, a privately-held company, is comprised of non-marketable equity securities without a readily determinable fair value. On August 1, 2018, the Company adopted ASU 2016-01, a new standard on the classification and measurement for non-marketable securities. The Company adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in interest and other income (expense), net. The Company’s non-marketable equity securities had a carrying value of $250,000 as of January 31, 2019. The maximum loss the Company can incur for its investment in TreSensa is $250,000. This investment is included within Other Assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing round. No impairment charge or upward adjustment was recorded in the three months and six months ended January 31, 2019.

Note 11—Business Segment and Geographic Information

The Company provides a content platform, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. The Company’s platform enables consumers to personalize their mobile devices with mostly free, wallpapers, stickers, ringtones, notification sounds and video wallpapers. In March 2018, the Company completed its rollout of Zedge Premium, a marketplace where artists and brands can monetize their licensed content by making it available to the Company’s existing user base. The Company conducts business as one operating segment.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
31-Jan-19	$3,512	$239	$3,751
31-Jul-18	$3,234	$235	$3,469

Total assets:
31-Jan-19	$6,777	$4,062	$10,839
31-Jul-18	$7,647	$4,072	$11,719

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

Tax Audits

In September 2016, the Company was notified that the Zedge Europe AS tax returns for 2012 through 2016 were going to be audited by the tax authorities in Norway. The initial audit meeting took place in October 2016. In a report dated December 20, 2018, the Norwegian Tax Authorities informed the Company that they have concluded their audit with no changes. However, they recommended that the Company adopt a profit split method with Zedge Europe AS instead of the cost-plus method that the Company has used to set transfer pricing. The Company is evaluating this recommendation.

Research and Development Credits

As of January 31, 2019, the balance of the Company’s net receivable from SkatteFUNN, a Norwegian government program designed to stimulate research and development in Norwegian trade and industry, was $37,000 which was included in “Other current assets” in the consolidated balance sheet. The Company has not applied for any SkatteFUNN credit since January 2018. For the three months and six months ended January 31, 2018, the Company received SkatteFUNN credits of $4,500 and $39,200 respectively which were recorded as a reduction of selling, general and administrative expense.

Note 13—Provision for (benefit from) Income taxes

The change from a provision for income taxes in the three months ended January 31, 2018 to a benefit from income taxes in the three months ended January 31, 2019 was primarily due to the jurisdiction in which loss was incurred in the three months ended January 31, 2019 compared to the same period in fiscal 2018 and our ability to utilize net operating losses the Company holds in certain jurisdictions. The tax expense consists of minimum state taxes based on allocated net worth.

As part of the Tax Cuts and Jobs Act of 2017, Global Intangible Low-Taxed Income inclusion (GILTI) and Foreign Derived Intangible Income (FDII) deduction became effective on January 1, 2018.  There was no impact to income tax expense resulting from the GILTI and FDII in light of the Company’s available NOL carry forward and its full valuation allowance.

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

Overview

We provide a content discovery and creation platform with a global audience of more than 36 million monthly active users. Our Zedge app offers an easy, entertaining and immersive way for users to engage with our rich and diverse library of more than one million images and audio clips. Such content is optimal for mobile phone customization, co-creation which allows users to personalize the content with digital stickers for social posting and sharing, and even printing on personalized physical goods like phone cases and apparel, and other uses. Today we offer wallpapers, stickers, ringtones, notification sounds and video wallpapers. In the future, we plan on offering new content verticals and supporting enhanced features furthering our goal of being the hub for all “everything you” content and functionality.

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

In January 2019 we started testing an option by which users can remove unsolicited advertisements from our Zedge app by paying a fee. Initial results indicate that there is a meaningful opportunity for us to meet the needs of segments of our user base that are willing to pay to use our app. Over the coming months we hope to optimize according to user type, geography and price point as well as introduce new subscription opportunities.

Our Zedge app, available in the Google Play and iTunes app stores, has been installed over 367 million times, and as of January 31, 2019, had more than 36 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app in the previous 30-day period. Historically, we have not made a material investment in paid user acquisition for our Zedge app. Our Zedge app has often been among the top 45 free applications in the Google Play store in the United States and in the iTunes Entertainment category for the past five years.

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

As of January 31, 2019, approximately 30% and 28% of our Zedge app’s user base was located in North America and Europe, respectively. Over the past two years, we have experienced a shift in our regional customer make-up with MAU increasing in emerging markets and decreasing in well-developed markets. In Q2 of fiscal 2019, users in emerging markets grew by 16.3% while users in well-developed economies declined 11.8% when compared to the same period in fiscal 2018. This shift has negatively impacted revenue generation because well-developed markets command materially higher advertising rates when compared to those in emerging markets. We believe that we can change our growth dynamic in well-developed markets based on a set of growth initiatives including continually improving the core user experience, gamification, investing in user acquisition, testing new content verticals and capitalizing on the role that Zedge Premium artists can have on driving new users into the platform.

Historically we have generated approximately 90% of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base. The remainder of our revenues are primarily generated from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. Zedge Premium is our marketplace where artists and brands can market, distribute and sell their digital content to our users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits Google Play or iTunes, keeps 30% of the purchase price with the remaining 70% being credited to the end user’s device. When a user purchases Zedge Premium content the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item and the Company receives the remaining 30%, which is recognized as Other Revenue. Some of the Zedge Premium content is available for print on demand merchandise including phone cases and tee shirts. When a user purchases a print-on-demand item the artist or brand is paid 70% of the net profit, after accounting for cost-of-goods sold, shipping and handling, credit card processing, etc. and the Company recognizes Other Revenue from the remaining 30%. As Zedge Premium matures and expands, we expect it to also diversify our revenue mix.

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

Results of Operations

Three Months and Six Months Ended January 31, 2019 Compared to Three Months and Six Months Ended January 31, 2018

	Three months ended				Six months ended
	January 31,		Change		January 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Revenues	$2,573	$3,045	$(472)	-15.5%	$4,954	$5,704	$(750)	-13.1%
Direct cost of revenues	328	356	(28)	-7.9%	678	728	(50)	-6.9%
Selling, general and administrative	2,162	2,586	(424)	-16.4%	4,471	5,558	(1,087)	-19.6%
Depreciation and amortization	328	225	103	45.8%	631	382	249	65.2%
Loss from operations	(245)	(122)	(123)	100.8%	(826)	(964)	138	-14.3%
Interest and other income	38	4	34	850.0%	45	14	31	221.4%
Net (loss) gain resulting from foreign exchange transactions	(35)	(43)	8	-18.6%	(164)	(45)	(119)	264.4%
Provision for (benefit from) income taxes	(2)	12	(14)	-116.7%	1	(2)	3	-150.0%
Net loss	$(240)	$(173)	$(67)	38.7%	$(946)	$(993)	$47	-4.7%

nm—not meaningful

Revenues. Revenues declined 15.5% from $3.05 million to $2.57 million in the three months ended January 31, 2019 compared to the same period in fiscal 2018. Revenues declined 13.1% from $5.70 million to $4.95 million in the six months ended January 31, 2019 compared to the same period in fiscal 2018. The declines in revenues were primarily due to the combination of a shift in the makeup of our user base from well-developed markets that command higher advertising rates to emerging markets, and the discontinuation of certain monetization mechanisms since August 2018.

Our MAU, or unique users that opened our app during the last 30 days of the quarter, in well-developed markets declined by approximately 11.8% in the three months ended January 31, 2019 when compared to the same period in fiscal 2018. Our overall MAU increased by 3.4 % at January 31, 2019 when compared to January 31, 2018, with growth in emerging markets which have lower advertising rates, partially offset by declines in MAU in well-developed economies. As a result of the geographical shift in our overall MAU and the discontinuation of certain monetization mechanisms, our average revenue per monthly active user, or ARPMAU, from our apps decreased 21.2% to $0.0215 from $0.0273 in the three months ended January 31, 2019 compared to the same period in fiscal 2018.

We completed the rollout of Zedge Premium in March 2018 to a certain segment of our Android user base and we expanded it to 100% of our Android user base in January 2019. Net revenue generated from Zedge Premium remained insignificant in Q2 of fiscal 2019 given the early stage of this offering. We intend to continue focusing on driving more users to Zedge Premium content, expand our artist community, support more content verticals and experiment with additional monetization mechanisms.

In January 2019 we started testing an option by which users can remove unsolicited advertisements from our Zedge app by paying a fee. Although early, the initial take rates seem encouraging and we are investing resources in refining this in order to ensure that this can contribute a new and meaningful revenue stream to our business. Additionally, we continue testing new monetization drivers including a variety of ad units, merchandising, coin sales as well as certain growth initiatives such as improved content recommendations, sharing and co-creation in order to increase revenues.

Our install count, that is the number of times the Zedge app has been installed on devices, increased to 367.9 million at January 31, 2019 from 306.2 million a year ago.

Direct cost of revenues. Direct cost of revenues decreased by $28,000 or 7.9% in the three months ended January 31, 2019 compared to the same periods in fiscal 2018 primarily attributable to the redesign of our backend infrastructure. As a percentage of revenue, direct costs in the three months ended January 31, 2019 were 12.7% compared to 11.7% for the same periods in fiscal 2018. Due to the fixed cost nature of many elements of our direct cost of revenues, the decline in revenue resulted in the increase in direct cost as a percentage of revenue.

For the six months ended January 31, 2019, direct cost of revenues decreased by $50,000 or 6.9% compared to the same periods in fiscal 2018. As a percentage of revenue, direct costs in the six months ended January 31, 2019 were 13.7% compared to 12.8% for the same periods in fiscal 2018 also due to the decline in revenue.

We have started work on the next phase of the redesign of our backend infrastructure, which we expect will result in additional cost savings.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, facilities, marketing, content acquisition, consulting, professional fees, software licensing (“SaaS”) and cost related to being a public company. SG&A expenses decreased by $424,000 or 16.4% in the three months ended January 31, 2019 compared to the same periods in fiscal 2018 primarily attributable to lower net compensation costs of $318,000 resulting from staff reduction and subsequent attrition in our Norwegian subsidiary, the severance costs of $174,000 incurred in prior year period (compared to $0 in Q2 of 2019) and offset in the current period by higher spending in consulting and professional fees, recruiting fee related to our Vilnius development center, travel expenses and marketing related to Zedge Premium.

For the six months ended January 31, 2019 compared to 2018, SG&A decreased $1.1 million or 19.6% primarily due to costs incurred in connection with the Freeform transaction of $465,000 (which was reduced by $25,000 later in fiscal 2018) in September 2017, the severance costs of $365,000 associated with the workforce reduction implemented in prior year period, and lower net compensation cost of $313,000 in the current period, partially offset in the current period by higher spending in recruiting fees, marketing, travel and public company expenses.

As the majority of our employees are based in Norway, a stronger U.S. Dollar against NOK also contributed in part to the overall decline of the SG&A in the three months and six months ended January 31, 2019 when compared to the same period in fiscal 2018.

Our headcount totaled 63 as of January 31, 2019 compared to 62 as of January 31, 2018. The headcount in our Norwegian subsidiary declined from 47 to 36 during this twelve-month period resulting from the workforce reduction and organic staff attrition. We recently opened a development center in Lithuania and recruited a team of 10 employees as of January 31, 2019. Generally speaking, compensation in Lithuania is at least 25% lower than when compared to Norway or the US. The Lithuanian team is dedicated to the continuing development of Zedge Premium. The costs and expenses related to Zedge Premium were partially offset by the cost savings from the headcount reduction in our Norwegian subsidiary

Stock-based compensation expense was $117,000 and $96,000 for the three months ended January 31, 2019 and 2018, respectively. Stock-based compensation expense was $238,000 and $169,000 for the six months ended January 31, 2019 and 2018, respectively. Certain stock options and restricted stock grants are more fully described in Note 6 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization consists mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service. The increase in depreciation and amortization in the three months ended January 31, 2019 compared to the same periods in fiscal 2018 was primarily attributable to the completion of seven projects with an aggregate value of $2.3 million completed during the twelve-month period ended January 31, 2019. We started amortizing these capitalized software and technology development costs once these projects were completed.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK relative to the U.S. Dollar, including gains or losses from our hedging activities. In the three months ended January 31, 2019 and 2018, we had losses of $35,000 and $43,000. respectively, including losses from hedging activities. In the six months ended January 31, 2019 and 2018, we had losses of $164,000 and $45,000. respectively, including losses from hedging activities.

Provision for (benefit from) income taxes. The change from a provision for income taxes in the three months ended January 31, 2018 to a benefit from income taxes in the three months ended January 31, 2019 was primarily due to the jurisdiction in which loss was incurred in the three months ended January 31, 2019 compared to the same periods in fiscal 2018 and our ability to utilize net operating losses that we hold in certain jurisdictions. The tax expense consists of minimum state taxes based on allocated net worth.

As part of the Tax Cuts and Jobs Act of 2017, Global Intangible Low-Taxed Income inclusion (GILTI) and Foreign Derived Intangible Income (FDII) deduction became effective on January 1, 2018.  There was no impact to income tax expense resulting from the GILTI and FDII in light of the Company’s available NOL carry forward and its full valuation allowance.

Liquidity and Capital Resources

General

At January 31, 2019, we had cash and cash equivalents of $2.7 million and working capital (current assets less current liabilities) of $2.9 million, compared to $3.4 million and $4.1 million, respectively at July 31, 2017. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months ending January 31, 2020. We also maintain a revolving line of credit of up to $2.5 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the six months ended January 31, 2019 and 2018:

	Six Months Ended
	January 31,
	2019	2018
	(in thousands)
Cash flows provided by (used in):
Operating activities	$536	$253
Investing activities	(1,166)	(798)
Financing activities	(31)	91
Effect of exchange rate changes on cash and cash equivalents	(43)	34
Decrease in cash and cash equivalents	$(704)	$(420)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the six months ended January 31, 2019 and 2018 was primarily due to the revenues generated from our service offerings.

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

Investing Activities

Cash used in investing activities in the six months ended January 31, 2019 and 2018 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service as well as an investment in TreSensa, Inc.

On August 23, 2018, we made a $250,000 investment in TreSensa, Inc. (“TreSensa”) representing a less than 1% equity ownership interest on a fully-diluted basis, and concurrently entered into a playable ad distribution agreement with TreSensa under which the Company shall be paid a higher percentage of revenue derived from all playable ads provided by TreSensa, from its available catalogue for distribution through the Zedge App, when compared to industry norms. In addition, the Company and TreSensa are working together to identify interactions that are engaging to users and valuable to brand advertisers with the goal of expanding advertising relationships.

Financing Activities

As of September 27, 2016, we entered into a two-year loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. On September 26, 2018, we extended this agreement for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At January 31, 2019, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At January 31, 2019, there were $3.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and $0.5 million of outstanding foreign exchange contracts with greater than six months tenor, which reduced the available borrowing under the revolving credit facility by $362,500.

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

Changes in Trade Accounts Receivable

Gross trade accounts receivable decreased to $1.4 million at January 31, 2019 from $1.8 million at July 31, 2018, primarily attributable to the collection of overdue receivables from a large customer in the six months ended January 31, 2019.

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

In the six months ended January 31, 2019, four customers represented 28%, 26%, 12% and 10% of our revenue, and in the six months ended January 31, 2018, three customers represented 37%, 19% and 12% of our revenue. At January 31, 2019, four customers represented 43%, 17%, 14% and 10% of our accounts receivable balance, and at July 31, 2018, three customers represented 46%, 28% and 14% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At January 31, 2019, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following:

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2019.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZEDGE, INC.

March 15, 2019	By:	/s/ TOM ARNOY
Tom Arnoy Chief Executive Officer

March 15, 2019	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Financial Officer