Form 10-Q
period 2019-04-30
Zedge, Inc.
filed 2019-06-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-37782

ZEDGE, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3199071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

22 Cortlandt Street, 11th Floor, New York, NY	10007
(Address of principal executive offices)	(Zip Code)

(330) 577-3424

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B common stock, par value $.01 per share	NYSE American

Trading symbol: ZDGE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐ No ☒

As of June 12, 2019, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	9,831,963 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(Unaudited)

	April 30,	July 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$2,248	$3,408
Trade accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2019 and July 31, 2018	1,204	1,777
Prepaid expenses	259	316
Other current assets	181	302
Total current assets	3,892	5,803
Property and equipment, net	3,590	3,344
Goodwill	2,306	2,447
Other assets	370	125
Total assets	$10,158	$11,719
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$156	$280
Accrued expenses	1,654	1,428
Deferred revenues	284	-
Due to IDT Corporation	-	1
Total current liabilities	2,094	1,709
Total liabilities	2,094	1,709
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at April 30, 2019 and July 31, 2018	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 9,832 and 9,786 shares issued and outstanding at April 30, 2019 and July 31, 2018, respectively	99	98
Additional paid-in capital	22,958	22,508
Accumulated other comprehensive loss	(926)	(702)
Accumulated deficit	(14,041)	(11,899)
Treasury stock, 14 shares at April 30, 2019 and 0 shares at July 31, 2018, at cost	(31)	-
Total stockholders’ equity	8,064	10,010
Total liabilities and stockholders’ equity	$10,158	$11,719

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018

Revenues	$1,912	$2,551	$6,866	$8,255
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	353	378	1,031	1,106
Selling, general and administrative	2,289	2,195	6,761	7,753
Depreciation and amortization	391	317	1,022	699
Loss from operations	(1,121)	(339)	(1,948)	(1,303)
Interest and other income	3	7	48	21
Net (loss) gain resulting from foreign exchange transactions	(72)	26	(236)	(19)
Loss before income taxes	(1,190)	(306)	(2,136)	(1,301)
Provision for income taxes	5	3	6	1
Net loss	(1,195)	(309)	(2,142)	(1,302)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(93)	(152)	(224)	(50)
Total other comprehensive loss	(93)	(152)	(224)	(50)
Total comprehensive loss	$(1,288)	$(461)	$(2,366)	$(1,352)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.12)	$(0.03)	$(0.21)	$(0.13)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	10,116	9,867	10,063	9,757

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2019	2018

Operating activities
Net loss	$(2,142)	$(1,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,022	699
Loss on disposal of furniture and fixtures	3	-
Deferred income taxes	-	7
Stock-based compensation	449	429
Stock issued to FreeForm noteholders	-	242
Change in assets and liabilities:
Trade accounts receivable	573	33
Prepaid expenses and other current assets	178	192
Other assets	6	1
Trade accounts payable and accrued expenses	99	516
Deferred revenues	284	-
Due to IDT Corporation	(1)	(33)
Net cash provided by operating activities	471	784
Investing activities
Capitalized software and technology development costs and purchase of equipment	(1,277)	(1,295)
Investment in TreSensa	(250)	-
Net cash used in investing activities	(1,527)	(1,295)
Financing activities
Proceeds from exercise of stock options	2	216
Purchase of treasury stock in connection with restricted stock vesting	(31)	-
Net cash (used in) provided by financing activities	(29)	216
Effect of exchange rate changes on cash and cash equivalents	(75)	(13)
Net decrease in cash and cash equivalents	(1,160)	(308)
Cash and cash equivalents at beginning of period	3,408	4,580
Cash and cash equivalents at end of period	$2,248	$4,272

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Recently Adopted Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019 or any other period. The balance sheet at July 31, 2018 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2018, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and additional changes, modifications, clarifications or interpretations related to this guidance thereafter, which replaces existing revenue recognition guidance (Topic 605). The new guidance was effective for the annual and interim periods beginning after December 15, 2017. See “Note 2—Revenue” for additional information regarding revenue recognition.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities a new accounting standard update on the classification and measurement of financial instruments. The new guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. The Company adopted this new accounting standard prospectively for its measurement in non-marketable equity securities during the three months ended October 31, 2018. The Company has elected to use the measurement alternative for its non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The Company’s investment in a privately-held company is non-marketable equity securities without readily determinable fair value and there was no upward or impairment adjustments during the three and nine months ended April 30, 2019. See Note 10 – Investment for further details.

Note 2—Revenue

Adoption of Topic 606, "Revenue from Contracts with Customers"

On August 1, 2018, the Company adopted Topic 606, applying the modified retrospective method to those contracts not yet substantially completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting practices under Topic 605. The impact of adopting the new revenue standard was not material to our consolidated financial statements and there was no adjustment to beginning retained earnings on August 1, 2018.

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligation

Revenue Recognition

The Company generates revenue from three sources: (1) Advertising; (2) Service; and (3) Other. Approximately 90% of the Company’s revenue is generated from selling its advertising inventory (“Advertising Revenue”) to advertising networks, advertising exchanges, and direct arrangements with advertisers. Approximately 9% of the Company’s revenue relates to our managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher (“Service Revenue”). The contract with this publisher is being terminated effective May 31, 2019. The remaining revenue is a combination of subscriptions and Zedge Premium (“Other Revenue”) which were introduced in January 2019 and March 2018 respectively. Currently subscription revenue allows users to pay a monthly or annual fee to remove unsolicited advertisements from the Zedge app although the Company is working on adding additional capabilities to subscriptions including offering subscriptions to iOS customers. The Company retains 30% as fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium.

The following table summarizes revenue by type of service for the periods presented:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Advertising revenue	$1,670	$2,279	$6,243	$7,496
Service revenue	179	213	528	556
Other revenue	63	59	95	203
Total Revenue	$1,912	$2,551	$6,866	$8,255

Advertising Revenue: The Company generates the bulk of its revenue from selling its Zedge app’s advertising inventory to advertising networks and advertising exchanges and direct sales to advertisers. The Company also generates revenue from app publishers that pay the Company for installations of their app.

●	Advertising Networks. An advertising network is a third party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.

●	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.

●	Direct Sales to Advertisers. The Company sells advertising directly to advertisers through a contractual relationship. These relationships typically offer higher than average pricing than realized from sales via advertising networks or advertising exchanges.

●	App Installs. The Company earns revenue when a Zedge user installs an app offered by a publisher in the Game Channel that pays the Company a pre-negotiated fee for the installation (referred to as Cost Per Install or CPI). In October 2018, the Company replaced the Game Channel with a game wall which offers Zedge users with a mix of interactive playable ads which, if installed by the user, generate revenue for Zedge.

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

Service Revenue: The Company manages and optimizes the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. In exchange for these management and optimization services, Zedge shares a portion the advertising revenues from this publisher whose revenue is also derived from sales of advertising. The contract with this publisher is being terminated effective May 31, 2019.

Other Revenues:

Zedge Premium: Zedge Premium is the Company’s marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, the Company’s closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits (ranging from 500 credits for $0.99 to 14,000 credits for $19.99), Google Play or iTunes retains 30% of the purchase price as its fee. When a user purchases Zedge Premium content, the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item (“Royalty Payment”) and the Company receives the remaining 30%, which is recognized as Other Revenue. Some of the Zedge Premium content is available for print on demand merchandise, including phone cases and tee shirts fulfilled through third party vendors. When a user purchases a print-on-demand item the artist or brand is paid 70% of the net profit, after accounting for cost-of-goods sold, shipping and handling, credit card processing, and other direct expenses, and the Company recognizes Other Revenue in the amount of the remaining 30%. In the three months ended April 30, 2019, gross transaction revenue (the total sales volume transacting through the platform, or “GTV”) and net revenue generated from Zedge Premium were $159,000 and $36,000, respectively. For the nine months ended April 30, 2019, GTV and net revenue generated from Zedge Premium were $317,000 and $69,000, respectively. Although GTV growth slowed on a sequential quarter basis, we are developing ways to target user segments with content that is relevant to them based on their personal preferences as well as improving artists’ tools in order to meet the needs of the creative community. We believe that both of these efforts will enhance conversion rates and generate greater revenue from Zedge Premium.

Subscription Revenue: Beginning in January 2019, the Company has generated revenue for monthly and yearly subscription services through subscriptions sold through Google Play. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play processes subscription payments on Zedge’s behalf, and retains up to 30% as its fee. Subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. Both monthly and yearly subscriptions are nonrefundable after a period of 7 days. Subscriptions are automatically renewed at expiration unless cancelled by subscribers. The enforceable rights in monthly and yearly subscription contracts are the service period. Because of the cancellation clauses for these subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. To date cancellation rates have been immaterial. The payment terms for subscriptions is 30 days after month-end. The Company sold $187,000 in gross subscription in the three months ended April 30, 2019 and recognized $26,000 in revenue in the same period. The Company had close to 60,000 active subscription accounts as of April 30, 2019, including approximately 14,000 monthly subscription accounts and 46,000 yearly subscription accounts with an aggregate $164,000 in deferred revenue.

In the three and nine months ended April 30, 2019, Other Revenue represented revenues derived solely from Zedge Premium and subscription. In prior year periods, Other Revenue represented revenue from assorted monetization trials that the Company tested.

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis unless the Company is unable to determine the amount on a gross basis, in which case the Company reports revenue on a net basis. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer.

The Company generally reports its advertising revenue net of amounts due to agencies and brokers because the Company is not the primary obligor in the relevant arrangements, it does not finalize the pricing, and it does not establish or maintain a direct relationship with the advertiser. Certain advertising arrangements that are directly between the Company and advertisers are recognized on a gross basis equal to the price paid to the Company by the customer since the Company is the primary obligor and the Company determines the price. Any third-party costs related to such direct relationships are recognized as direct cost of revenues.

The Company reports subscription revenue gross of the fee retained by Google Play, as the subscriber is Zedge’s customer in the contract and Zedge controls the service prior to the transfer to the subscriber.

Payment terms

The majority of Zedge’s Advertising Revenue is derived from large credit-worthy entities, including Twitter, Google, Facebook, Apple and Amazon or affiliates of those entities. The Company invoices its customers monthly. Payment terms are stipulated as a specific number of days subsequent to the end of the month, generally ranging from 30 to 60 days. The Company endeavors to terminate relationships with smaller advertisers promptly if balances become past due. Since these smaller advertisers rely on the Company to derive their own revenue, they generally pay their outstanding balances on a timely basis. Historically, write-offs of revenue have been de minimis. Accordingly, the Company does not maintain a bad debt allowance.

The Company makes Royalty Payments to the artists and brands within sixty (60) days after the end of each calendar quarter. If the quarterly royalty amount is less than two hundred dollars ($200), the Company may defer payment to a later period in which the artist or brand surpasses the $200 threshold. The artist or brand forfeits any accrued royalty amounts below the $200 threshold upon expiration or termination of the artist’s license agreement with the Company. This provision will become effective on the first anniversary for all existing license agreements and for all new license agreements entered into on or after November 1, 2018. Additionally, the Company has established a minimum threshold of twenty-five dollars ($25) in accrued Royalty Payments in order for an artist or brand to maintain its license agreement. Accordingly, if an artist hasn’t generated a minimum of $25 in accrued Royalty Payments amount in a year, the Company may deduct up to $25 from the artist’s accrued Royalty Payment account. As of April 30, 2019, the aggregate amount owed by the Company to artists was approximately $38,000.

Deferred Revenues and Unsatisfied Performance Obligations

The Company records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company's unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content. As of April 30, 2019, the Company’s deferred revenue balance related to Zedge Premium was approximately $120,000.

The Company also records deferred revenues related to the unsatisfied performance obligations with respect to the subscription revenue.

Practical Expedients

The Company generally expenses the fees retained by Google Play related to the subscriptions revenue when incurred because the duration of the contracts for which the Company pay commissions are less than one year. These costs are included in the selling, general and administrative expenses of the Consolidated Statements of Comprehensive Loss.

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

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
30-Apr-19
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$96	$-	$96

31-Jul-18
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$41	$-	$41

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at April 30, 2019 and July 31, 2018 included trade accounts receivable, trade accounts payable and due to IDT Corporation. The carrying amounts of the trade accounts receivable, trade accounts payable and due to IDT Corporation balances approximated fair value due to their short-term nature.

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

As of April 30, 2019, the outstanding foreign exchange contracts entered into with Western Alliance Bank pursuant to the Foreign Exchange Agreement are as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
May-19	$500,000	4,107,440
Jun-19	500,000	4,102,240
Jul-19	500,000	4,097,140
Aug-19	500,000	4,091,590
Total	$2,000,000	16,398,410

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Derivatives Instruments	Balance Sheet Location	April 30, 2019	July 31, 2018
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Accrued expenses	$96	$41

The effects of derivative instruments on the consolidated statements of comprehensive loss were as follows:

		Amount of Loss Recognized on Derivatives
Derivatives not designated or	Statement of	Three Months Ended		Nine Months Ended
not qualifying as hedging	Comprehensive Loss	April 30,		April 30,
instruments	Location	2019	2018	2019	2018
		(in thousands)		(in thousands)
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$80	$-	$254	$1

Note 5—Accrued Expenses

Accrued expenses consist of the following:

	April 30,	July 31,
	2019	2018
	(in thousands)
Accrued vacation	$699	$559
Accrued payroll taxes	323	184
Accrued payroll and bonuses	278	393
Accrued severance	2	83
Hedge Payable	96	41
Accrued professional fees	57	96
Due to artists	38	-
Other	161	72
Total accrued expenses	$1,654	$1,428

Note 6—Equity

Changes in the components of equity were as follows:

Nine Months Ended April 30, 2019
(in thousands)
Balance, July 31, 2018	$10,010
Exercise of stock options	2
Stock-based compensation**	449
Purchase of treasury stock	(31)
Comprehensive loss:
Net loss	(2,142)
Foreign currency translation adjustments	(224)
Total comprehensive loss	(2,366)
Balance, April 30, 2019	$8,064

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

At April 30, 2019, unrecognized compensation expense related to unvested stock options was an aggregate of $131,000.

2016 Stock Option and Incentive Plan

On October 18, 2017, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by 350,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 17, 2018. At April 30, 2019, there were 373,000 shares of the Company’s Class B common stock available for awards under the 2016 Incentive Plan.

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

In addition to the above payments, the Company also granted a total of 192,953 restricted shares of the Company’s Class B common stock to former Freeform employees, which shall vest over a four-year period subject to continued employment. These shares had an aggregate grant date fair value of $369,000 which is being amortized on a straight-line basis over the vesting period. At April 30, 2019, unrecognized compensation expense related to unvested restricted stock was an aggregate of $223,000. In September 2018, we purchased 14,137 shares of our Class B common stock from former Freeform employees for $30,543 to satisfy tax withholding obligations in connection with the vesting of restricted stock.

Restricted Stock Award

On February 7, 2018, the Compensation Committee and the Corporate Governance Committee of our Board of Directors approved a grant of 108,553 restricted shares of the Company’s Class B Common Stock to our Executive Chairman Michael Jonas. Mr. Jonas agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2018 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2018 budget. The grant was made at the time that the milestones previously set were achieved. One-third of the shares have vested in the three months ended April 30, 2019 and the remaining shares shall vest in equal amounts on February 7, 2020 and 2021.These shares had an aggregate grant date fair value of $330,000 which is being amortized on a straight-line basis over the vesting period. At April 30, 2019, unrecognized compensation expense related to unvested restricted stock was an aggregate of $192,000.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in thousands)
Basic weighted-average number of shares	10,116	9,867	10,063	9,757
Effect of dilutive securities:
Stock options	—	—	—	—
Non-vested restricted Class B common stock	—	—	—	—
Diluted weighted-average number of shares	10,116	9,867	10,063	9,757

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	1,277	1,366	1,277	1,366
Non-vested restricted Class B common stock	217	346	217	346
Shares excluded from the calculation of diluted earnings per share	1,494	1,712	1,494	1,712

For the three and nine months ended April 30, 2019 and 2018, the diluted earnings per share equals basic earnings per share because the Company incurred net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

The payments made by IDT on behalf of the Company and the Company’s cash repayments made to IDT were as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Payments by IDT on behalf of the Company	$-	$14	$21	$274
Cash repayments, net of advances	$2	$(26)	$(21)	$(313)

Note 9—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two years term which was extended for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At April 30, 2019, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At April 30, 2019, there were $2.0 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, which reduced the available borrowing under the revolving credit facility by $200,000 see Note 4 above.

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

The Company’s ownership interest in TreSensa, a privately-held company, is comprised of non-marketable equity securities without a readily determinable fair value. On August 1, 2018, the Company adopted ASU 2016-01, a new standard on the classification and measurement for non-marketable securities. The Company adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in interest and other income (expense), net. The Company’s non-marketable equity securities had a carrying value of $250,000 as of April 30, 2019. The maximum loss the Company can incur for its investment in TreSensa is $250,000. This investment is included within Other Assets on the consolidated balance sheets.

The Company periodically evaluates the carrying value of the investments in privately-held companies when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held companies that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held companies, the amount of cash that the privately-held companies have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held companies operate or based on the price observed from the most recent completed financing round. No impairment charge or upward adjustment was recorded in the three and nine months ended April 30, 2019.

Note 11—Business Segment and Geographic Information

The Company provides a content platform, worldwide, centered on self-expression, attracting both creators looking to promote their content and consumers who utilize such content to express their identity, feelings, tastes and interests. The Company’s platform enables consumers to personalize their mobile devices with mostly free, wallpapers, stickers, ringtones, notification sounds and video wallpapers. In March 2018, the Company completed its rollout of Zedge Premium, a marketplace where artists and brands can monetize their licensed content by making it available to the Company’s existing user base. In January 2019, the Company began offering both monthly and annual ad-free subscriptions to its users by which users can remove unsolicited advertisements from its Zedge app by paying a fee. The Company conducts business as one operating segment.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
30-Apr-19	$3,489	$222	$3,711
31-Jul-18	$3,234	$235	$3,469

Total assets:
30-Apr-19	$6,022	$4,136	$10,158
31-Jul-18	$7,647	$4,072	$11,719

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

Tax Audits

In September 2016, the Company was notified that the Zedge Europe AS tax returns for 2012 through 2016 were going to be audited by the tax authorities in Norway. The initial audit meeting took place in October 2016. In a report dated December 20, 2018, the Norwegian Tax Authorities informed the Company that they have concluded their audit with no changes. However, they recommended that the Company adopt a profit split method with Zedge Europe AS instead of the cost-plus menthod that the Company has used to set transfer pricing. The Company is evaluating this recommendation.

Research and Development Credits

As of April 30, 2019, the balance of the Company’s net receivable from SkatteFUNN, a Norwegian government program designed to stimulate research and development in Norwegian trade and industry, was $36,000 which was included in “Other current assets” in the consolidated balance sheet. The Company has not applied for any SkatteFUNN credit since January 2018. For the three and nine months ended April 30, 2018, the Company received SkatteFUNN credits of $0 and $39,200 respectively which were recorded as a reduction of selling, general and administrative expense.

Note 13—Provision for Income taxes

The increase in the provision for income taxes in the three and nine months ended April 30, 2019 compared to the corresponding periods in fiscal 2018 was primarily due to the jurisdiction in which loss was incurred in the three and nine months ended April 30, 2019 compared to the same periods in fiscal 2018 and our ability to utilize net operating losses the Company holds in certain jurisdictions. The tax expense consists of minimum state taxes based on allocated net worth.

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

In March 2018, we launched Zedge Premium, a marketplace where professional creators and brands can market, distribute and sell their digital content to our consumers. Over time, we expect that Zedge Premium will contribute to a virtuous cycle whereby it drives new consumers into our Zedge app resulting in more artist payouts, which in turn makes the platform more attractive for artists and brands looking to expand their reach and increase their income. In September of 2017, we closed a transaction with Freeform Development, Inc., or Freeform, and retained their development personnel in order to accelerate the launch and development of Zedge Premium.

In January 2019, we started testing an option by which users can remove unsolicited advertisements from our Zedge app by paying a fee. To date the data indicates that there is a meaningful opportunity for us to meet the needs of segments of our user base that are willing to pay to use our app. Over the coming months we hope to optimize according to user type, geography and price point as well as introduce new subscription enhancements like content bundles as well as offer subscriptions to iOS users.

Our Zedge app, available in the Google Play and iTunes app stores, has been installed over 382 million times, and as of April 30, 2019, had more than 34 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app in the previous 30-day period. Historically, we have not made a material investment in paid user acquisition for our Zedge app. Our Zedge app has often been among the top 50 free applications on average in the Google Play store in the United States and in the iTunes Entertainment category for the past five years.

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

As of April 30, 2019, approximately 29% and 27% of our Zedge app’s user base was located in North America and Europe, respectively. Over the past several years, we have experienced a shift in our regional customer make-up with MAU increasing in emerging markets and decreasing in well-developed markets. In Q3 of fiscal 2019, users in emerging markets grew by 12.1% while users in well-developed economies declined 16.6% when compared to the same period in fiscal 2018. This shift has negatively impacted revenue generation because well-developed markets command materially higher advertising rates when compared to those in emerging markets. MAU growth is tightly coupled with securing new users. Historically our high ranking in the Google Play store has been one of the primary drivers for securing new users. Although still an important factor, the app eco-system has evolved, and we have determined that we will be required to proactively dedicate resources to formal user growth initiatives, both organic and paid. With time we believe that we can change our growth dynamic in well-developed markets. Aside from formal growth initiatives we need to continually improve the core user experience, gamify the app, test new content verticals and capitalize on the role that Zedge Premium artists can have on driving new users into the platform.

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

The remainder of our revenues are primarily generated from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. The agreement with this mobile application publisher will be terminated effective May 31, 2019.

Zedge Premium is our marketplace where artists and brands can market, distribute and sell their digital content to our users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits Google Play or iTunes, keeps 30% of the purchase price with the remaining 70% being credited to the end user’s device. When a user purchases Zedge Premium content the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item and the Company receives the remaining 30%, which is recognized as Other Revenue. Some of the Zedge Premium content is available for print on demand merchandise including phone cases and tee shirts. When a user purchases a print-on-demand item the artist or brand is paid 70% of the net profit, after accounting for cost-of-goods sold, shipping and handling, credit card processing, etc. and we recognize Other Revenue from the remaining 30%. As Zedge Premium matures and expands, we expect it to also diversify our revenue mix.

In January 2019, we started to offer a subscription-based product, whereby users could pay a monthly or yearly fee to remove unsolicited ads from the Zedge app. We chose to test this implementation in light of changes that we were following across the mobile app eco-system. The initial results were positive and, in the third quarter of fiscal 2019, we scaled the offering for our entire Android user base. We offer our users a choice of either a monthly or yearly subscription sold through the Google Play store whereby users can remove unsolicited advertisements from its Zedge app. For subscriptions sold through the Google Play store, the subscriber executes a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber upon purchase of the subscription. Google Play store processes payments for subscriptions, and retain up to 30% as a fee. Subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. Both monthly and yearly are nonrefundable after a period of 7 days. Subscriptions are automatically renewed at expiration date unless cancelled by subscribers. The enforceable rights in monthly and yearly subscription contracts are the service period. Because of the cancellation clauses for these subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. To date cancellation rates have been insignificant. The payment terms for subscriptions sold through Google Play store is 30 days after month-end. As of April 30, 2019, there were approximately 60,000 active subscriptions consists of mostly yearly subscriptions.

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

Recent Developments

As previously disclosed, we implemented a restructuring plan in order to improve efficiencies and lower costs. Under the plan, Zedge will consolidate the bulk of its operations in three major centers, New York, Trondheim and Vilnius. We expect that, over time, Zedge will satisfy its need for additional personnel, including new product teams, in its European offices at lower cost when compared to the U.S.

By August 31, 2019, we expect to see a reduction in headcount through a combination of layoffs and organic attrition of approximately 12 employees or 20% of our workforce, we believe that on an annualized basis the savings, before accounting for additional resources, will be range between $0.8 million to $1.0 million and we do not expect to incur material one-time costs with this downsizing.

Results of Operations

Three and Nine months Ended April 30, 2019 Compared to Three and Nine months Ended April 30, 2018

	Three months ended				Nine Months Ended
	April 30,		Change		April 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Revenues	$1,912	$2,551	$(639)	-25.0%	$6,866	$8,255	$(1,389)	-16.8%
Direct cost of revenues	353	378	(25)	-6.6%	1,031	1,106	(75)	-6.8%
Selling, general and administrative	2,289	2,195	94	4.3%	6,761	7,753	(992)	-12.8%
Depreciation and amortization	391	317	74	23%	1,022	699	323	46.2%
Loss from operations	(1,121)	(339)	(782)	230.7%	(1,948)	(1,303)	(645)	49.5%
Interest and other income	3	7	(4)	-57.1%	48	21	27	128.6%
Net (loss) gain resulting from foreign exchange transactions	(72)	26	(98)	nm	(236)	(19)	(217)	nm
Provision for income taxes	5	3	2	66.7%	6	1	5	nm
Net loss	$(1,195)	$(309)	$(886)	286.7%	$(2,142)	$(1,302)	$(840)	64.5%

nm—not meaningful

Revenues. Revenues declined 25.0% from $2.55 million to $1.91 million in the three months ended April 30, 2019 compared to the same period in fiscal 2018. Revenues declined 16.8% from $8.26 million to $6.87 million in the nine months ended April 30, 2019 compared to the same period in fiscal 2018. The declines in revenues were primarily due to the combination of a shift in the makeup of our user base from well-developed markets that command higher advertising rates to emerging markets, and the discontinuation of certain monetization mechanisms since August 2018. This decline was partially offset by revenue from Zedge Premium and subscriptions, both of which are early stage and will take time to reach their full potential.

Our MAU, or unique users that opened our app during the last 30 days of the quarter, in well-developed markets declined by approximately 16.6% in the three months ended April 30, 2019 when compared to the same period in fiscal 2018. Our overall MAU decreased by 0.5 % at April 30, 2019 when compared to April 30, 2018, with growth concentrated in emerging markets which have lower advertising rates, largely offset by the decline in MAU in well-developed markets. As a result of the geographical shift in our overall MAU and the discontinuation of certain monetization mechanisms, our average revenue per monthly active user, or ARPMAU, from our apps decreased 25.3% to $0.0166 from $0.0222 in the three months ended April 30, 2019 compared to the same period in fiscal 2018.

We completed the rollout of Zedge Premium in March 2018 to a certain segment of our Android user base and we expanded it to 100% of our Android user base in January 2019. In the three months ended April 30, 2019 gross transaction value (the total sales volume transacting through the platform, or “GTV”) and net revenue generated from Zedge Premium were $159,000 and $36,000 respectively. For the nine months ended April 30, 2019, GTV and net revenue generated from Zedge Premium were $317,000 and $69,000 respectively. Although GTV growth slowed on a sequential quarter basis, we are developing ways to drive more users to Zedge Premium content, target user segments with content that is relevant to them based on their personal preferences as well as improving artists’ tools in order to meet the needs of the creative community, increase the number of artists that offer content, support more content verticals and experiment with additional monetization mechanisms.

In January 2019 we started offering an option by which users can remove unsolicited advertisements from our Zedge app by paying a fee (“Ad Free”). Although still in its early stage, we were able to generate $187,000 in gross subscription sales in the three months ended April 30, 2019 and recognized $26,000 in revenue in the same period. We had close to 60,000 active subscription accounts as of April 30, 2019.

We continue to focus on topline growth strategy by testing new monetization drivers including a variety of ad units, merchandising, coin sales as well as certain growth initiatives such as improved content recommendations, sharing and co-creation in order to increase revenues.

Our install count, that is the number of times the Zedge app has been installed on devices, increased to 382.3 million at April 30, 2019 from 321.5 million a year ago.

Direct cost of revenues. Direct cost of revenues decreased by $25,000 or 6.6% in the three months ended April 30, 2019 compared to the same periods in fiscal 2018 primarily attributable to the migration of our backend infrastructure to the cloud. As a percentage of revenue, direct costs in the three months ended April 30, 2019 were 18.5% compared to 14.8% for the same periods in fiscal 2018. Due to the fixed cost nature of many elements of our direct cost of revenues, the decline in revenue resulted in the increase in direct cost as a percentage of revenue.

For the nine months ended April 30, 2019, direct cost of revenues decreased by $75,000 or 6.8% compared to the same periods in fiscal 2018. As a percentage of revenue, direct costs in the nine months ended April 30, 2019 were 15.0% compared to 13.4% for the same periods in fiscal 2018 also attributable to the decline in revenue.

We have started work on the next phase of the redesign of our backend infrastructure, which we expect will result in additional cost savings.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting, professional fees, software licensing (“SaaS”) and cost related to being a public company. SG&A expenses increased by $94,000 or 4.3% in the three months ended April 30, 2019 compared to the same period in fiscal 2018. This increase was primarily attributable to higher net compensation costs of $42,000 relating to our staffing up in Vilnius, higher marketing expenses of $76,000 related to subscriptions and Zedge Premium, and offset by the decrease in professional fees and other discretional expenditures.

For the nine months ended April 30, 2019 compared to 2018, SG&A decreased by $992,000 or 12.8% primarily due to costs incurred in connection with the Freeform acquihire of $440,000 which was completed in September 2017, the severance costs of $372,000 associated with the workforce reduction implemented in prior year period, and lower net compensation cost of $271,000 in the current period, partially offset in the current period by higher spending in recruiting fees, marketing, rent and SaaS expenses. As the majority of our employees are based in Norway, a stronger U.S. Dollar against NOK also contributed in part to the overall decline of the SG&A in the nine months ended April 30, 2019 when compared to the same period in fiscal 2018.

Our headcount totaled 61 as of April 30, 2019 compared to 57 as of April 30, 2018. The increase in headcount can be attributable to the staffing up in our new development center in Vilnius, offset by the organic staff attrition in our Norwegian subsidiary. The headcount in our Norwegian subsidiary declined from 41 to 35 during the twelve months period ended April 30, 2019. In October 2018 we opened a development center in Lithuania and has since recruited a team of 11 employees as of April 30, 2019. Generally speaking, compensation in Lithuania is at least 25% lower than when compared to Norway or the U.S.

On May 15, 2019 we announced a workforce reduction and the headcount is expected to be reduced by approximately 20% through a combination of layoffs and organic attrition of approximately 12 employees. We believe that, on an annualized basis the savings, before accounting for new resources, will be range between $0.8 million to $1.0 million and we do not expect to incur material one-time costs with this downsizing.

Stock-based compensation expense was $117,000 and $122,000 for the three months ended April 30, 2019 and 2018, respectively. Stock-based compensation expense was $355,000 and $291,000 for the nine months ended April 30, 2019 and 2018, respectively. Certain stock options and restricted stock grants are more fully described in Note 6 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service. The increase in depreciation and amortization in the three and nine months ended April 30, 2019 compared to the same periods in fiscal 2018 was primarily attributable to the completion of eight projects with an aggregate value of $1.7 million completed during the twelve-month period ended April 30, 2019. We started amortizing these capitalized software and technology development costs once these projects were completed.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK relative to the U.S. Dollar, including gains or losses from our hedging activities. In the three months ended April 30, 2019 and 2018, we had losses of $72,000 and gains of $26,000 respectively, including losses from hedging activities. In the nine months ended April 30, 2019 and 2018, we had losses of $236,000 and $19,000 respectively, including losses from hedging activities.

Provision for income taxes. The increase in the provision for income taxes in the three and nine months ended April 30, 2019 compared to the corresponding periods in fiscal 2018 was primarily due to the jurisdiction in which loss was incurred in the three and nine months ended April 30, 2019 compared to the same periods in fiscal 2018 and our ability to utilize net operating losses the Company holds in certain jurisdictions. The tax expense consists of minimum state taxes based on allocated net worth.

As part of the Tax Cuts and Jobs Act of 2017, Global Intangible Low-Taxed Income inclusion (GILTI) and Foreign Derived Intangible Income (FDII) deduction became effective on January 1, 2018.  There was no impact to income tax expense resulting from the GILTI and FDII in light of the Company’s available NOL carry forward and its full valuation allowance.

Liquidity and Capital Resources

General

At April 30, 2019, we had cash and cash equivalents of $2.2 million and working capital (current assets less current liabilities) of $1.8 million, compared to $3.4 million and $4.1 million, respectively at July 31, 2018. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months ending April 30, 2020. We also maintain a revolving line of credit of up to $2.5 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the nine months ended April 30, 2019 and 2018:

	Nine Months Ended
	April 30,
	2019	2018
Cash flows provided by (used in):	(in thousands)
Operating activities	$471	$784
Investing activities	(1,527)	(1,295)
Financing activities	(29)	216
Effect of exchange rate changes on cash and cash equivalents	(75)	(13)
Decrease in cash and cash equivalents	$(1,160)	$(308)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the nine months ended April 30, 2019 and 2018 was primarily attributable to the revenues generated from our service offerings.

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

The aggregate consideration paid by us in connection with these matters was $834,000 consisting of cash of $223,000 and 319,632 shares of our Class B common stock with a fair market value of $611,000 on the date of issue. We accounted for the payment of the Freeform liabilities, an aggregate of $465,000, as selling, general and administrative expense in three months ended October 31, 2017, of which $242,000 was paid in stock and $223,000 was paid in cash. We will charge the fair market value of the restricted stock granted to these employees of $369,000 to noncash compensation expense over the four-year requisite service period. We received a $25,000 refund from Freeform Development Inc. Accordingly, we reduced the Freeform transaction costs from $465,000 to $440,000 during the three months ended April 30, 2018.

Investing Activities

Cash used in investing activities in the nine months ended April 30, 2019 and 2018 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service as well as an investment in TreSensa, Inc.

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

Financing Activities

As of September 27, 2016, we entered into a two-year loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. On September 26, 2018, we extended this agreement for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At April 30, 2019, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than nine months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over nine months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At April 30, 2019, there were $2.0 million of outstanding foreign exchange contracts with less than nine months tenor under the credit facility, and no outstanding foreign exchange contracts with greater than nine months tenor, which reduced the available borrowing under the revolving credit facility by $200,000.

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

Changes in Trade Accounts Receivable

Gross trade accounts receivable decreased to $1.2 million at April 30, 2019 from $1.8 million at July 31, 2018, primarily attributable to the collection of overdue receivables from a large customer and the overall decline of our top line revenue in the nine months ended April 30, 2019.

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

In the nine months ended April 30, 2019, three customers represented 28%, 27% and 10% of our revenue, and in the nine months ended April 30, 2018, three customers represented 37%, 20% and 12% of our revenue. At April 30, 2019, four customers represented 39%, 14%, 12% and 12% of our accounts receivable balance, and at July 31, 2018, three customers represented 46%, 28% and 14% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At April 30, 2019, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following:

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2019.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 12 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

If we fail to add new users in well-developed economies, our revenue, financial results, and business may be significantly harmed.

The size of our user base and our users' level of engagement are critical to our success. Users in well-developed economies generate higher levels of revenue and profit than those in emerging markets. Over the past several years, we have seen a shift in our user base away from well-developed economies, with a direct negative impact on our revenues and cash flows.  From April 2018 our Monthly Active Users in well-developed economies has fallen 16.6% and increased by 12.1% in emerging markets. Our financial performance has been and will continue to be significantly determined by our success in adding, retaining, and engaging active users.  We have engaged in various efforts – mostly focused on improving the user experience – to increase users and user engagement in our target markets, which have not proven successful.  We are undertaking additional efforts with different focuses, but we cannot ensure that our efforts will be successful sufficiently to increase revenues to sustainable levels, if at all.  If we are unable to grow our active user base in well-developed economies, our revenues and financial results will continue to be adversely affected.

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

Zedge, Inc.

June 14, 2019	By:	/s/ Tom Arnoy
Tom Arnoy Chief Executive Officer

June 14, 2019	By:	/s/ Jonathan Reich
Jonathan Reich Chief Financial Officer