Form 10-K
period 2019-07-31
Zedge, Inc.
filed 2019-10-28
CIK 1667313

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended July 31, 2019

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-37782

Zedge, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3199071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

22 Cortlandt Street, 11th Floor, New York, NY	10007
(Address of Principal Executive Offices)	(Zip Code)

(330) 577-3424

(Registrant’s Telephone Number, Including Area Code)

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B common stock, par value $0.1 per share	ZDGE	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $2.06 per share, as reported on the New York Stock Exchange, was approximately $12.8 million.

As of October 25, 2019, the registrant had outstanding 524,775 shares of Class A common stock and 9,876,189 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 13, 2020, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Zedge, Inc.

TABLE OF CONTENTS

i

PART I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, collectively. Our fiscal year runs from August 1 through July 31. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2019 refers to the fiscal year ended July 31, 2019).

Item 1. Business

Company Overview

We offer a state-of-the-art digital publishing platform. We use this platform to power our consumer-facing mobile personalization app, called Zedge, available in the Google Play store and iTunes, which offers an easy, entertaining and immersive way for end-users to engage with our rich and diverse catalogue of wallpapers, video wallpapers, stickers, ringtones, notification sounds on Android and wallpapers, video wallpapers and ringtones, on iOS. We are evolving by developing new, entertainment-focused apps, that will run on our publishing platform. We secure our content from artists, both amateurs and professionals as well as emerging and major brands. Artists have the ability to easily launch a virtual storefront in our Zedge app where they can market and sell their content to our user base.

Our Zedge app has been installed more than 396 million times, and at September 30, 2019, boasted more than 33 million monthly active users, or MAU. Our Zedge app has consistently averaged in the ‘Top 60’ most popular free apps in the Google Play store in the United States. MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day period. Historically, we have not made a material investment in paid user acquisition for our Zedge app.

Our Zedge app’s success stems from its ability to meet consumer demand for a rich and diverse catalogue of both long-tail and popular content in a fun, intuitive and user-friendly fashion that aligns with their interest in expressing their essence in a bespoke manner, to offer reliable search and discovery capabilities and to make relevant content recommendations to our users. To this end, we invest heavily in both product design and development and the underlying technology required to satisfy both our Zedge app’s users’ and content contributors’ expectations. Our Zedge app utilizes both user-generated and licensed, third-party content to achieve these goals.

In March 2018, we launched Zedge Premium, a marketplace within our Zedge app where professional creators and brands market, distribute and sell their digital content to our consumers. Since launching Zedge Premium, we have made and continue making material investments in optimizing our app’s homepage design in order to maximize exposure to premium content with the goal of driving sales. Over time, we expect that Zedge Premium will contribute to a virtuous cycle whereby it drives new consumers into our Zedge app resulting in more artist payouts, which in turn makes the platform more attractive for artists and brands looking to expand their reach and increase their income. In September 2017, we closed a transaction with Freeform Development, Inc., or Freeform, and retained their development personnel in order to accelerate the launch and development of Zedge Premium.

In January 2019, we started offering freemium Zedge app users the ability to convert into paying subscribers for amongst other things the ability to remove unsolicited advertisements from our Zedge app. As of July 31, 2019, we amassed 128.940 active subscribers. In fiscal 2020, we hope to further optimize the offer based on user type, geography and price point as well as introduce new subscription enhancements like content bundles and rewards.

As of July 31, 2019, approximately 54% of our Zedge app’s user base was located in North America and Europe, evenly split between the regions. Over the past several years, we have experienced a shift in our regional customer make-up with MAU increasing in emerging markets and decreasing in well-developed markets. In the fourth quarter of fiscal 2019, users in emerging markets grew by 8.2% while users in well-developed economies declined 18.3% when compared to the same period in fiscal 2018. This shift has negatively impacted revenue generation because well-developed markets command materially higher advertising rates when compared to emerging markets. MAU growth is tightly coupled with securing new users. Historically, our high ranking in the Google Play store has been one of the primary drivers for securing new users. Although still an important factor, we have started dedicating resources to growth initiatives, both organic and paid. With time, we believe that we can change our growth dynamic in well-developed markets. Aside from targeted growth initiatives, we need to continually improve the core user experience, test different mechanisms and content verticals that may spur growth and capitalize on the role that Zedge Premium artists can have on driving new users into the platform.

Historically, we have generated approximately 90% of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base.

The remainder of our revenues were primarily generated from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. The agreement with this mobile application publisher was terminated effective May 31, 2019, and we are no longer providing these services.

Zedge Premium is our marketplace in the Zedge app where artists and brands can market, distribute and sell their digital content to our users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits via an in-app purchase. If a user purchases Zedge Credits, Google Play or iTunes keeps 30% of the purchase price with the remaining 70% being paid to us. When a user purchases Zedge Premium content the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item and we retain the remaining 30% as our fee, which we recognize as Other Revenue. Some of the Zedge Premium content is available for print-on-demand merchandise. When a user purchases a print-on-demand item, the artist or brand is paid 70% of the net profit, after accounting for cost-of-goods sold, shipping and handling, credit card processing and related costs, and we recognize Other Revenue from the remaining 30%. As Zedge Premium matures and expands, we expect it to also diversify our revenue source mix.

In January 2019, we started testing a subscription-based product on Android, whereby users of our Zedge app can prepay a monthly or yearly fee to amongst of things remove unsolicited ads when using our Zedge app. The initial results were positive and, in the third quarter of fiscal 2019, we scaled the offering for our entire Android user base. We offer our Zedge users a choice of a monthly or yearly subscription sold through the Google Play store. For subscriptions sold through the Google Play store, the subscriber executes a clickthrough agreement with us outlining the terms and conditions between us and the subscriber upon purchase of the subscription. The Google Play store processes payments for subscriptions, and retain up to 30% as a fee. Subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. Both monthly and yearly subscriptions are nonrefundable after seven days, and are automatically renewed at expiration date unless cancelled by subscribers. Because of the cancellation clauses for these subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. To date, cancellation rates have been insignificant. As of July 31, 2019, there were approximately 129,000 active subscriptions, consisting of mostly yearly subscriptions.

During fiscal 2019, we generated revenues of $8.8 million and a loss from operations of $2.9 million, compared to revenues of $10.8 million and a loss from operations of $1.3 million in fiscal 2018.

During fiscal 2019, advertisements from MoPub (owned by Twitter) represented 28.1% of our revenue, advertisements from Google represented 27.9% of our revenues and advertisements from Facebook represented 5.8% of our revenues, as compared with 34.7%, 22.0% and 7.0%, respectively, during fiscal 2018. In addition, advertisements from Ogury contributed 9.8% of our revenues during fiscal 2019, as compared with 14.3% during fiscal 2018.

Recent Developments

In January 2019, we started offering freemium Zedge app users the ability to convert into paying subscribers for, amongst other things, the ability to remove unsolicited advertisements from our Zedge app. As of July 31, 2019, we had 128,940 paying subscribers.

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

Our Competitive Advantage

We believe that the following competitive strengths will drive the growth of our business:

●	Large, global customer base. We benefit from our Zedge app having a large customer base. As of July 31, 2019, we had more than 33 million MAU of which approximately 54% were in North America and Europe, evenly split between the regions, which provide preferred monetization opportunities since these are attractive demographics to advertisers. To serve a global user base, the Android version of our Zedge app is available in 12 languages. Our Zedge app’s global footprint helps us to secure a highly diverse portfolio of content addressing various customer tastes and preferences. In addition, our Zedge app’s customer base attracts advertisers seeking customers that have adequate disposable income to purchase their products and services. Our Zedge app’s large customer base is also a draw to artists and brands looking to market their content to a critical mass of users.
●	Leading global provider of mobile personalization content. We offer our Zedge app globally, enabling users to easily personalize their mobile phones with a wide variety of free, high-quality ringtones, wallpapers, notification sounds, video wallpapers and stickers. We believe that our Zedge app is well positioned for continued leadership in the personalization space.
●	High-quality product. We believe that our Zedge app provides our customers with a high-quality product and superior user experience. We prioritize our customers’ needs and believe that this focus is critical for our long-term growth and expansion. We invest significant resources in product development, design and usability of our Zedge app. We beta test product enhancements extensively and closely monitor customer feedback to ensure that we meet our Zedge app’s user needs. We believe that our Zedge app’s high user ranking validates our product-oriented focus. As of July 31, 2019, our Zedge app enjoyed an overall user rating of 4.6 stars out of a maximum of 5 stars in the Google Play store with more than 5.0 million five-star ratings out of a total of approximately 7.5 million ratings.
●	Employees. We have a team of highly experienced professionals that take pride and ownership in their work product. Our diverse employee base is passionate about our Zedge app and its mission to serve as a medium for self-expression and entertainment. Our culture is founded on respect and empowerment which are critical in light of us having offices in three different countries. We strive to create an environment where our employees can be autonomous and creative.
●	Management team. We have an experienced management team that has a deep knowledge of the mobile app landscape and is highly focused on execution. Our core management team possesses a solid understanding of the mobile app industry, product design and development, operations and monetization. Collectively, our management team has proven ability in building and scaling a business and pursuing opportunity with a manageable risk profile.
●	Large and diverse content catalogue. Our Zedge app offers a large and diverse catalogue of content including wallpapers, ringtones, notification sounds and, more recently, video wallpapers and stickers. With artists and contributors spanning the globe, our Zedge app has assembled a vast array of content to meet the needs of its users.
●	Technology and infrastructure. We pride ourselves on building scalable technology in the Zedge app that reliably serves tens of millions of MAU. We use a combination of off-the-shelf and proprietary technologies and infrastructure solutions in the Zedge app that scale efficiently to meet the needs of its expanding customer base.

Our Strategy

We believe that mobile phone users enjoy personalizing their phones with mobile personalization content. Our Zedge app provide consumers, globally, with a rich array of high-quality personalization content used to express their essence, individuality, and voice in an easy, entertaining and immersive fashion. Professional artists, individual creators and brands turn to our Zedge platform for marketing and distributing their content to our consumers. Our Zedge app currently offers a rich and diverse catalogue of wallpapers, video wallpapers, stickers, ringtones, notification sounds on Android and wallpapers, video wallpapers and ringtones, on iOS. In the future, we may offer new content verticals and enhanced features in our Zedge app.

To date, our Zedge app has been downloaded more than 396 million times and has consistently ranked in the ‘Top 60’ most popular free apps in the Google Play store in the United States. The overwhelming majority of our Zedge app’s downloads have been organic in nature without our investing in paid user-acquisition campaigns. Our Zedge app continues to serve as a low-cost user acquisition channel.

Our vision calls for utilizing our Zedge app’s digital publishing platform to not only continue being one of the world’s leading mobile personalization content apps but to also use this platform to publish new stand-alone apps that extend our value proposition in entertainment. We have engineered the platform to support an array of digital content enabling us to launch new apps with relative ease and speed. We want to capitalize on our Zedge app’s existing large install base as well as organic search traffic across the web and in the app stores as a low-cost user acquisition channel for these new entertainment apps. Our goal is to ensure that these new apps are equally valuable and viable across both Android and iOS.

If we execute our vision, we would build a network of apps which can be used for cross-promotional purposes. We identified the entertainment market as our focal point for new apps because we believe that apps in that market:

●	generally overlap well with the demographic of our Zedge app’s existing customer base;
●	enjoy a higher frequency of use when compared to our Zedge app enabling the potential for both a subscription and ad-based monetization model; and
●	allow for us to attract new users who may not be interested in our Zedge app’s personalization content.

We expect our first foray to be an entertainment app dedicated to “Chat Stories,” serialized, short-form fiction delivered in a text-message format. Every time the user clicks on their screen, he or she sees the next message in the episode.

Our Zedge app’s strong position as a leading platform for personalization content that consumers use to express their essence, individuality, and voice in an easy, entertaining and immersive fashion remains critical to our business. In order to maintain this position, we are concentrating our efforts on the following goals:

●	Continue growing our Zedge app’s user base, globally. We expect to continue devoting resources to grow our Zedge app’s user base by:
●	studying its users’ needs and enhancing our app to meet those needs;
●	developing and offering new features and services in the Zedge app that are relevant to new users interested in personalized digital content; and
●	expanding our Zedge app’s reach by collaborating with strategic partners.
●	Improve our Zedge app’s monetization. We will continue exploring additional monetization methods for our Zedge app, including in-app purchases, subscription models, e-commerce, new advertising products and brand sponsorships. To this end, in January 2019 we started testing a paid subscription model of our Zedge app which removed unsolicited ads from the app. As of July 31, 2019, we amassed 128,940 paying subscribers. We believe that our Zedge app’s large and expanding customer base is an attractive medium for advertisers, brands and artists and that this will result in new monetization opportunities for our Zedge app over time as well as an appealing audience to promote our new apps.
●	Ongoing product and technology investment in our Zedge app. We plan on making selected investments in product feature sets and functionalities of our Zedge app in order to both maintain its userbase and attract new users and artists and position its content contributors for optimal success in achieving their marketing and sales goals. Some of these initiatives include ongoing investment in our Zedge app’s search and discovery, content recommendations, supporting new content verticals, improving our Zedge app’s self-serve platform, and connecting creators with relevant end users via our Zedge app.
●	Building our Zedge app into a best-of-breed platform for artists and creators. Our goal is to build our Zedge app into a platform that artists view as prioritizing their needs ahead of other platforms and addressing all aspects of their marketing and revenue generation goals including, but not limited to, ease in managing their virtual storefront, promotion, education, reporting and distribution.
●	Increase our marketing efforts for our Zedge app. Historically, we haven’t invested materially in marketing initiatives for our Zedge app. Going forward, we envision the need to better promote our Zedge app and to amplify our Zedge app’s value proposition to artists and individual creators. We envisage these creators and influencers and brands self-promoting their availability on our Zedge app in order to extend their reach, generating incremental income and drive more end-user traffic to our platform. Furthermore, we also plan to continue to invest in app store optimization, search, marketing automation, social marketing and community management in order to retain and expand our Zedge app’s customer base.
●	Selectively pursue strategic investments and acquisitions. On a selective basis, we will look to invest in or purchase entities that can provide synergistic growth opportunities for our Zedge app and otherwise. In September 2017, we closed the Freeform acquihire in order to accelerate the launch and development of Zedge Premium. We plan to leverage our understanding of the smartphone industry to pursue additional opportunities that we believe can impact our business in a materially positive fashion.

Our History

In 2003, Tom Arnoy, Kenneth Sundnes and Paul Shaw launched a consumer website at www.zedge.net that people used to upload and download ringtones.

In December 2006, IDT Corporation acquired 90% of Zedge. Zedge Holdings, Inc. was incorporated in Delaware in 2008, and our name was changed to Zedge, Inc. in 2016.

In 2009, we introduced the Android version of our Zedge app. The Zedge app provided ease-of-use by negating the need for customers to first download a ringtone or wallpaper to their computer and then upload that content to their mobile phone.

In 2011, Tom Arnoy was promoted to our Chief Executive Officer and Jonathan Reich was retained as our Chief Operating Officer.

We launched the iOS version of our Zedge app in 2013, followed by launch of the Windows Mobile Zedge app in 2014.

During 2014 and 2015, our Zedge app introduced app icons, social sharing features and marketing automation capabilities, and expanded the number of languages supported.

In 2016, IDT Corporation spun off our stock to its stockholders, and our Class B Common Stock was listed on the NYSE American with the ticker symbol “ZDGE”.

In March 2018, we completed the launch of Zedge Premium, our marketplace that is part of the Zedge app where artists and brands can market, distribute and sell to our users their digital content, including wallpapers, ringtones, video wallpapers and stickers.

In January 2019, we started testing a subscription-based product on the Android version of our Zedge app, whereby users could prepay a monthly or yearly fee to remove unsolicited ads when using our Zedge app. As of July 31, 2019, we had 128,940 active subscribers.

In August 2019, Tom Arnoy tendered his resignation as our Chief Executive Officer and Michael Jonas, our Executive Chairman, Chairman of the Board, controlling stockholder and a director, assumed the role of interim Chief Executive Officer.

Our Technology

Our Zedge app as a scalable distributed platform that is comprised of both open source and proprietary technologies centered on content management and discovery, web and app development, data mining and analytics, deep learning, mobile content/device compatibility, advertising and reporting. We have built a solid framework that allows us to ideate, test, and launch where warranted by the outcome and we have embraced machine learning throughout our technology stack in order to improve content recommendations and relevancy. From an end user’s perspective, our Zedge app’s platform minimizes response latency while maximizing content relevancy and discoverability. We optimize our Zedge app by utilizing systems, algorithms and heuristics that organize our Zedge app’s content based upon real user data and that render the content in a relevant fashion. Our Zedge app’s architecture provides a fully redundant production environment in a cloud-hosted, virtual-server environment.

Competition

Our Zedge app faces competition across many different fronts including:

●	Mobile personalization products. Generally, our Zedge app competes with other developers’ mobile apps for an end-user’s screen time. More specifically, ringtones, wallpapers, notification sounds, video wallpapers and stickers are a commodity, and many smaller apps and websites offer this content both free and for a fee. We believe that our Zedge app has a competitive advantage due to its:
●	large user base;
●	“one stop shop” approach which avails customers of ringtones, wallpapers, notification sounds, video wallpapers and stickers within the same Android app;
●	modular approach that allows the customer to selectively choose what they would like to personalize without handing over the core elements of the native operating system to a third party and overwhelming the user with a myriad of complex options;
●	large content catalogue;
●	proprietary recommendation engine; and
●	market ranking and longevity.
●	Advertisers. We face significant competition for advertising spend on our Zedge app from both digital media providers and traditional media outlets, including television, radio and print, many of which have significantly more resources than us.
●	Content creators. There are many websites and mobile apps that focus on offering content creators an eco-system in which they can market and sell their digital art. Yet, we are not aware of many that as of July 31, 2019 had access to an embedded customer base with more than 33 million MAU, which we believe makes our Zedge app more attractive to many content creators.
●	Rapid Paced and Changing World of Mobile App Development. The mobile app eco-system changes quickly and regularly with new apps capturing massive audiences competing for consumer’s time, mindshare and money. This is an ongoing competitive threat requiring us to do our best to remain relevant and meaningful.

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

We have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India and Canada and for “Tonesync” in the United States and European Union. We also have applied for trademark protection for “We make phones personal”, “Tattoo your phone”, “Everything You” and “Zedge, Everything, You” in the United States as well as for copyright protection for our flagship app, Zedge. In addition, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com.

Employees

As of July 31, 2019, we had 53 full-time employees.

Facilities

Our principal executive office is located in a leased premise comprising approximately 500 square feet of space in New York City. This location currently houses commercial operations including sales, accounting and finance, and business development. Our Trondheim, Norway facility, with approximately 11,500 square feet of space, accommodates our product, design and technology teams and is under lease through 2021. We also lease a satellite development center in Vilnius, Lithuania. Our servers are hosted in leased data centers in different geographic locations in the United States.

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

In each of fiscal 2018 and 2019, approximately 90% of our revenues were generated from our Zedge app selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our Zedge app’s ability to sell advertising inventory. Companies that advertise via our Zedge app may choose to utilize other advertising channels or may reduce or eliminate their marketing altogether for a variety of reasons, many of which are out of our control, including, without limitation, if the demand for mobile phone personalization industry declines or otherwise falls out of favor with advertisers or consumers.

If the size of the mobile advertising market does not increase from current levels, or if our Zedge app is unable to capture and retain a sufficient share of that market, our ability to maintain or increase our current level of advertising revenues and our revenues, profitability and prospects could be materially and adversely affected.

The mobile advertising market may deteriorate or develop more slowly than expected, which could materially harm our business and results of operations.

In each of fiscal 2018 and 2019, approximately 90% of our revenues were generated from our Zedge app selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our Zedge app’s ability to sell advertising inventory. Mobile connected devices, especially smartphones, are generally a new advertising medium. Advertisers have historically spent a smaller portion of their advertising budgets on mobile media as compared to traditional advertising methods, such as television, newspapers, radio and billboards, or online advertising over the internet, such as placing banner ads on websites.

Future demand and market acceptance for mobile advertising is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising. In addition, our Zedge app’s current and potential advertiser clients may ultimately find mobile advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result or for other reasons. If the market for mobile advertising deteriorates, or develops more slowly than we expect, we may not be able to increase our revenues or our revenues and profitability could decline materially.

We may not be successful in diversifying our revenue mix to reduce our significant dependence on third-party advertisers.

In each of fiscal 2018 and 2019, approximately 90% of our revenues were generated from our Zedge app selling advertising inventory. We cannot assure you that we will be successful in diversifying our revenue mix by identifying new revenue drivers that complement our advertising-heavy business. Although we have had initial success in converting freemium users into paid subscribers, starting with zero in January 2019 and ending mid-October 2019 with close to 170,000, there is not guarantee that we will continue growing at this pace or how many of our current subscribers will remain as paying subscribers. To date, Zedge Premium has taken longer to scale than we originally anticipated, and we have not experienced the success that we anticipated by selling print-on-demand merchandise which sells at a higher price unit price than the other digital goods that we offer. We previously thought that certain marketers would embrace our platform as a critical distribution medium enabling us to secure a recurring set of advertisers willing to pay for sponsorships, but this has not yet occurred and may not occur. Finally, Android users are prone to spend less money on apps than iOS users. Even if our new initiatives are successful with our Android users, we may not able to replicate that success on iOS, especially since we have fewer iOS users.

If mobile connected devices, their operating systems or content distribution channels develop in ways that violate policies of Google Play or the AppStore, prevent users from downloading our Zedge app or block advertising from being delivered to our Zedge app’s users, our ability to grow our revenues, profitability and prospects may be materially and adversely affected.

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

We rely upon third-party distribution platforms, including the Google Play store and iTunes, for distribution of our Zedge app. The Google Play store and iTunes are global application distribution platforms and the main distribution channels for our Zedge app. As such, the promotion, distribution and operation of our Zedge app are subject to the respective distribution platforms’ standard terms and policies for application developers, which are very broad and subject to frequent changes and interpretation. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers.

For example, in September 2019, our Zedge app was temporarily removed from Google Play because they asserted that the Zedge app violated their malicious behavior policy. As a result, prospective Android users were prevented from installing our Zedge app, freemium users were unable to convert into paying subscribers and existing users we unable to purchase Zedge Credits. Shortly after the notice was issued, two of our major advertising suppliers ceased serving advertisements to our Zedge app. In addition, Google Play sent a notification to users that had the problematic version of the app on their phone recommending that they uninstall it.

We identified the source of the problem as buggy code from a long-term, third-party advertising partner’s standard technology integration in our app. We corrected the problem by removing the offensive code, releasing a new version of our app and our Zedge app was reinstated after approximately 72 hours and concurrently the two major advertising suppliers resumed purchasing our advertising inventory.

We estimate the immediate financial impact of the suspension resulted in approximately $100,000 in lost revenue and based on preliminary data a decline 15% to 18% of MAU with the majority of uninstalls in emerging markets.

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

Our net losses from operations increased to $2.9 million in fiscal 2019 from $1.3 million in fiscal 2018, primarily due to the combination of the shift in the makeup of our user base from well-developed markets that command higher advertising rates when compared to emerging markets, the cancellation of the agreement for managing a third-party mobile application publisher that took effect on May 31, 2019 and the discontinuation of certain monetization mechanisms since August 2018. We expect to incur net losses and negative cash flows in the future until the combination of revenue contributors including Zedge Premium, paid subscriptions and/or new product initiatives such as Chat Stories scale and become profitable, and may need to raise additional capital to support the continuing investment in our Zedge app, including Zedge Premium, and continue our operations.

Our ability to achieve and maintain profitability and positive cash flow from operating activities depends on various factors, including but not limited to, the acceptance of our Zedge app’s products and services by mobile phone users, the growth and maintenance of our Zedge app’s user base, our Zedge app’s ability to maintain existing and obtain new advertisers, our Zedge app’s ability to grow our revenues, the success of Zedge Premium and paid subscriptions, and the effectiveness of our new product initiatives, selling and marketing activities as well as control our costs and expenses. We may not be able to achieve or sustain profitability or positive cash flow from operating activities, and if we achieve positive operating cash flow, it may not be sufficient to satisfy our anticipated capital expenditures and other cash needs. As such, we may not be able to fund our operating expenses and expenditures and may be unable to fulfill our financial obligations as they become due, which may result in voluntary or involuntary dissolution or liquidation proceeding of us and a total loss of your investment.

We have limited resources and could find it difficult to raise additional capital.

We were formerly a majority-owned subsidiary of IDT Corporation. On June 1, 2016, IDT’s interest in us was spun-off by IDT to its stockholders and we became an independent publicly traded company through a pro-rata distribution of our common stock held by IDT to its stockholders (the Spin-Off). As a result of the Spin-Off, we are independent from IDT. We have a limited operating history as an independent company, and no current sources of financing other than the $2.5 million credit facility with Western Alliance Bank, which was amended in September 2018 for another two year-term expiring September 26, 2020. Any financing formerly provided to us by IDT is no longer available. We may need to raise additional capital for operations and in order for stockholders to realize increased value on our securities. Given the current global economy and other factors, there can be no assurance that we will be able to obtain the necessary funding on commercially reasonable terms in a timely fashion or at all. Failure to receive the funding on commercially reasonable terms, or the failure to receive funding at all, could have a material adverse effect on our business, prospects, and financial condition and we may be unable to fulfill our financial obligations as they become due, which may result in voluntary or involuntary dissolution or liquidation proceeding of us and a total loss of your investment.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We have only a limited operating history upon which you can evaluate our business and prospects. Although we have experienced revenue growth in certain recent periods, our growth in fiscal 2018 was moderate and even declined in fiscal 2019. As part of the nascent mobile advertising industry, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

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

We believe that maintaining and enhancing our Zedge app’s brand and reputation important to the success of our business. Historically, we have not made material investments in this effort. We believe that a well-recognized brand is important to increasing the number of users and enhancing our Zedge app’s attractiveness to advertisers and business partners. Brand recognition and enhancement may directly affect our ability to maintain our market position.

Many factors, some of which are beyond our control, are important to maintaining and enhancing our Zedge app’s brand and may negatively impact our app’s brand and reputation if not properly managed, such as our Zedge app’s ability to:

●	maintain an easy and reliable user experience as user preferences evolve and as our apps expand into new service categories and new service lines;
●	remain relevant to users with a plethora of other content offerings and entertainment platforms;
●	increase brand awareness among existing and potential users, advertisers and content providers through various marketing and promotional activities;
●	adopt new technologies or adapt its products and services to meet user needs or emerging industry standards; and
●	distinguish it from the competition and maintain this distinction.

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

We may not be able to continually meet our Zedge app’s user demand and retain or expand our Zedge app’s user base, and our revenues, profitability and prospects may be materially and adversely affected.

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

The mobile internet business is characterized by constant changes, including but not limited to rapid technological evolution, continual shifts in user demands, frequent introductions of new products and services and constant emergence of new industry standards and practices. As a result, our Zedge users may leave us for our competitors’ products and services more quickly than in other sectors. Thus, our success will depend, in part, on our Zedge app’s ability to respond to these changes on a timely and cost-effective basis, including improving and marketing our Zedge app’s existing products and services and developing and pricing new products and services in response to evolving user needs. Our ability to successfully retain or expand our Zedge app’s user base will depend on our ability to achieve the following, among others:

●	anticipate and effectively respond to the growing number of mobile internet users in general and our Zedge app’s users in particular;
●	attract, retain and motivate talented application designers, product managers and engineers who have experience developing personalization products or other mobile internet products and services;
●	effectively market our existing and new mobile internet products in response to evolving user needs;
●	develop in a timely fashion and launch new products and features in our Zedge app, and develop and launch other mobile internet products cost-effectively;
●	funnel our existing users and prospects into new products that we develop, independent of the Zedge app, and convert them into recurring users of these new products;
●	successfully recruit new artists, individual creators and brands that offer their content to our Zedge app’s users;
●	further improve our Zedge app platform to provide a compelling and optimal user experience through integration of products and services provided by existing and new third-party developers or business partners; and
●	continue to provide quality content to attract and retain our Zedge app’s users and advertisers.

We cannot assure you that our existing products and services, including our Zedge app, will remain sufficiently popular with our users. We may be unsuccessful in adding compelling new enhancements; products and services to further diversify our Zedge app’s product offerings. Unexpected technical, commercial or operational problems could delay or prevent the introduction of one or more of our new products or services to our Zedge app. Moreover, we cannot be sure that any of our Zedge app’s new products and services, including Zedge Premium and our subscription service, will achieve widespread market acceptance or generate incremental revenue the way our existing Zedge app’s products and services have. If we fail to continue to achieve sufficient user satisfaction through our Zedge app’s products or services or our Zedge app’s products and services fail to meet our expectation to maintain and expand its user base, our business, results of operations and financial condition will be materially and adversely affected.

Our marketplace for premium content, called Zedge Premium, may not yield the strategic goals and objectives that we envision, and our revenues, profitability and prospects may be materially and adversely negatively affected.

Our marketplace where we charge our users for premium content in our Zedge app is called Zedge Premium. Although we believe that Zedge Premium will act as an important driver in helping our Zedge app become a leading platform for professional artists, individual creators and brands looking to distribute their work to consumers looking for an easy, entertaining and unique way to express their voice, individuality and essence, it’s premature to conclude this as being the case.

Thus far, the growth of Zedge Premium has been slower than anticipated and it is too early to state with conviction that Zedge Premium will have a materially positive impact on our business. In order to do so, we still need, among other things, to:

●	demonstrate that a critical mass of artists, individual creators and brands will offer their content to our Zedge app’s users;
●	continue to add new premium content verticals, with ample content in each vertical, to secure end-user demand and consumption;
●	continue to ensure that our Zedge app is building best-of-breed tools for content contributors in Zedge Premium that, amongst other things, meet their needs with respect to marketing, distribution, monetization, reporting, support, and ease of use;
●	continue to develop a wide array of monetization mechanisms for Zedge Premium in order to optimize revenue generation;
●	successfully market to the creative community and secure their adoption of our Zedge Premium platform as a must-have in their omnichannel distribution mix;
●	establish that Zedge Premium can be valuable to a sufficient number of creators in achieving their marketing and monetization objectives; and
●	continue to offer an excellent and differentiated consumer experience in Zedge Premium, including all end-user facing attributes ranging from the user interface to customer support.

If Zedge Premium fails to yield the strategic goals and objectives that we envision, our business, results of operations and financial condition will be materially and adversely affected.

Our Zedge app’s user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

Our Zedge app’s user base is heavily weighted to smartphones running the Android operating system, which constituted approximately 94% of its MAU as of July 31, 2019, and most of our revenues for fiscal 2019. Any significant downturn in the overall demand for Android smartphones or the use of Android smartphones could significantly and adversely affect the demand for our Zedge app and would materially affect our revenues.

Although the Android smartphone market has grown rapidly in recent years, it is uncertain whether the Android smartphone market will continue growing at a similar rate in the future. In addition, due to the constantly evolving nature of the smartphone industry, another operating system for smartphones may eclipse the Android operating system and result in a decline in its popularity, which would likely adversely affect our Zedge app’s popularity. To the extent that our Zedge app continues to be operated on Android smartphones and to the extent that our future revenues substantially depend on the use and sales of Android smartphones, our business and financial results would be vulnerable to any downturns in the Android smartphone market.

We may not be able to effectively manage our Zedge app’s growth or implement our future business strategies, in which case our business and results of operations may be materially and adversely affected.

Our continued success depends on our ability to grow our Zedge app organically, attract new artists and establish cooperation with strategic partners. Our Zedge app has experienced periods of rapid growth and expansion that has placed, and continues to place, significant strain on our management and resources. We cannot assure you that these periods will recur or be sustainable. We believe that continued growth of our Zedge app will depend on our ability to develop and enhance its products and services, attract new artists and individual creators, grow its user base, retain existing users, continue developing innovative technologies in response to user demand, increase brand awareness through marketing and promotional activities, react to changes in market trends, expand into new market segments, attract new advertisers, retain existing advertisers and take advantage of the growth in the relevant markets. We cannot assure you that our Zedge app will achieve any or all of the above.

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

During the past four years, we have experienced a shift in our Zedge app’s regional customer make-up with MAU increasing in the emerging markets and decreasing in the well-developed markets. In fiscal 2019, our Zedge app’s users in the emerging markets grew by 8.2% while its users in the well-developed regions declined 18.3% when compared to fiscal 2018. This shift has negatively impacted revenues because the well-developed markets command materially higher advertising rates when compared to those in the emerging markets. Although we are investing in reversing this trend, we may not be successful in this effort which may result in lower revenues and profitability.

Our products may contain errors, flaws or failures that may only become apparent after their release, especially in updates to our Zedge app. From time to time, we receive user feedback in connection with errors, flaws or failures and such errors, flaws or failures may also come to our attention during our internal testing process. We generally have been able to resolve such errors, flaws or failures in a timely manner, but we cannot assure you that we will be able to detect and resolve all of them effectively or in a timely manner. Errors, flaws or failures in our services and products, including our Zedge app, may adversely affect user experience and cause our users to stop using our services and products, which could materially and adversely affect our business and results of operations.

We do not have long-term agreements with our Zedge app’s advertisers, and we may be unable to retain existing advertisers, attract new advertisers or replace departing advertisers with advertisers that can provide comparable revenues to us, in which case our business and results of operations may be materially and adversely affected.

In each of fiscal 2018 and 2019, approximately 90% of our revenues were generated from our Zedge app selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our Zedge app’s ability to sell advertising inventory. Our success requires us to maintain and expand our Zedge app’s current advertiser relationships and to develop new relationships.

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

We cannot assure you that our Zedge app’s advertisers will continue to purchase its inventory, or that we will be able to replace, in a timely or effective manner, Zedge app’s departing advertisers with new advertisers that generate comparable revenue. If one or more major advertisers representing a significant portion of our Zedge app’s business decide to materially reduce its advertising spend with us or cease purchasing our Zedge app’s advertising inventory, our revenues and profitability could be significantly reduced.

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

Our Zedge app in the midst of expanding beyond mobile phone personalization and focusing on becoming a distribution platform for professional artists, individual creators and brands interested in offering their content to consumers that are looking for an easy, entertaining and unique way of using this content to express their voice, individuality and essence. We aspire to have our Zedge app be the destination that smartphone users turn to when looking for mobile optimized, digital content. If we are unsuccessful in meeting our goal, our brand may suffer resulting in diluting our value proposition, losing MAU and having lower revenues and profits.

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

If we fail to keep up with rapid technological changes in the internet and smartphone industries and adapt our products and services accordingly, our results of operations and future growth may be adversely affected.

The internet and smartphone industries are characterized by rapid and innovative technological changes. Our future success will depend, in part, on our ability to respond to fast changing technologies, adapt our products and services to evolving industry standards and improve the performance, functionality and reliability of our products and services. Our failure to continue to adapt to such changes could harm our business. If we are slow to develop products and services that are compatible with smartphones, or if the products and services we develop are not widely accepted and used by smartphone users, we may not be able to capture a significant share of this important market. In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes for smartphones could require substantial expenditures to modify or adapt our products, services or infrastructure. If we fail to keep up with rapid and innovative technological changes to remain competitive, our future growth may be materially and adversely affected and our results of operations could be materially and adversely affected.

Our international operations and availability expose us to additional risks that could harm our business, operating results and financial condition.

In addition to uncertainty about our ability to continue expanding and monetizing internationally, there are additional risks inherent in doing business internationally, including:

●	tariffs, trade barriers, customs classifications and changes in trade regulations. For example, in May 2019, the United Stated banned U.S. companies from doing business with Huawei, a major smartphone manufacturer, the result of which is that our Zedge app will not be available on new Huawei phones;
●	difficulties in developing, staffing, and simultaneously managing foreign operations as a result of distance, language, and cultural differences;
●	stringent local labor laws and regulations;
●	strict and unclear laws around data privacy;
●	longer payment cycles;
●	credit risk and higher levels of payment fraud;
●	profit repatriation restrictions and foreign currency exchange restrictions;
●	political or social unrest, economic instability, repression, or human rights issues;
●	geopolitical events, including natural disasters, acts of war and terrorism;
●	import or export regulations;
●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;
●	antitrust and competition regulations;
●	potentially adverse tax developments;
●	seasonal volatility in business activity and local economic conditions;
●	economic uncertainties relating to European sovereign and other debt;
●	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;
●	laws, regulations or rulings that block or limit access to our Zedge app;
●	different, uncertain or more stringent user protection, content, data protection, privacy, intellectual property and other laws; and
●	risks related to other government regulation, required compliance with local laws or lack of legal precedent.

We are subject to numerous and sometimes conflicting U.S. and foreign laws and regulations that increase our cost of doing business. Violations of these complex laws and regulations that apply to our international operations could result in damages, awards, fines, litigation, criminal actions, sanctions, or penalties against us, our officers or our employees, prohibitions on the conduct of our business and our ability to offer products and services, and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies or that our policies will be sufficient. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could result in material harm to our business, operating results, and financial condition.

Companies and governmental agencies may restrict access to our website or mobile apps, or the internet generally, which could lead to the loss or slower growth of our Zedge app’s user base, in which case our business and results of operations may be materially and adversely affected.

Our users need to access the internet and, in particular, our Zedge app. Companies and governmental agencies could block access to Zedge app or the internet generally. For example, in 2013 the Indian courts issued orders restraining internet service providers from providing access to various internet domains including ours. Access to our Zedge app through any mode was blocked in many parts of India from February 2013 until August 2019 as discussed more fully in the Legal Proceedings section below. If companies or governmental entities block or limit access to our Zedge app or otherwise adopt policies restricting access to our advertiser’s products and services our business could be negatively impacted resulting in a loss or slow-down of user growth and/or revenues.

Our core values of focusing on our users and acting for the long-term may conflict with the short-term interests of our business.

One of our core values is a focus on our Zedge app’s user experience, which we believe is essential to our success and serves the best, long-term interests of us and our stockholders. Therefore, we have made, in the past and/or may make in the future, significant investments or changes in strategy that we think will benefit our Zedge app’s users, even if our decision negatively impacts our operating results in the short term. In addition, our philosophy of prioritizing our Zedge app’s users may cause disagreements or negatively impact our relationships with advertisers or other third parties. Our decisions may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be materially harmed.

Legal proceedings or allegations of impropriety could have a material adverse impact on our reputation, results of operations, financial condition and liquidity.

We have been, and may be in the future, subject to allegations or lawsuits by entities claiming that we engage in unethical, fraudulent or otherwise inappropriate business practices. Any such lawsuit or allegation, with or without merit, or any perceived unfair, unethical, fraudulent or inappropriate business practice by us or perceived wrong-doing by any key member of our management team could harm our reputation and user base and distract our management from our day-to-day operations. We cannot assure you that we will not be subject to lawsuits or allegations in the future. When we can make a reasonable estimate of the liability relating to pending litigation and determine that an adverse liability resulting from such litigation is probable, we will record a related contingent liability. As additional information becomes available, we will assess the potential liability and revise estimates as appropriate.

In fiscal years 2018 and 2019, we did not record any contingent liabilities relating to pending litigation. When we record or revise our estimates of contingent liabilities in the future, the amount of our estimates may be inaccurate due to the inherent uncertainties relating to litigation. In addition, the outcomes of actions we institute against third parties may not be successful or favorable to us. Litigations and allegations against us may also generate negative publicity that significantly harms our reputation, which may materially and adversely affect our user base and our ability to attract publishers and advertisers. In addition to the related cost, managing and defending litigation and related indemnity obligations can significantly divert management’s and the board of directors’ attention from operating our business. We may also need to pay damages or settle the litigation with a substantial amount of cash or equity. All of these could have a material adverse impact on our business, results of operation and cash flows.

A variety of new and existing U.S. and foreign government laws and regulations could subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices, in which case our business and results of operations may be materially and adversely affected.

We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations, changes in existing laws and regulations or the interpretation of them, our introduction of new products, or an extension of our business into new areas, could increase our future compliance costs, make our products and services less attractive to our users, or cause us to change or limit our business practices. We may incur substantial expenses to comply with laws and regulations or defend against a claim that we have not complied with them. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities, penalties, taxes, fees, costs and negative publicity.

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, consumer protection, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us or our subsidiaries of existing laws regulating or requiring licenses for certain businesses of our Zedge app’s advertisers can be unclear. U.S. export control laws and regulations also impose requirements and restrictions on exports to certain nations and persons and on our business. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. As a replacement for the US-EU Safe Harbor framework which was invalidated by the European Court of Justice in October of 2015, the EU-U.S. Privacy Shield Framework was designed by the U.S. Department of Commerce and European Commission to provide U.S. companies with a mechanism to comply with EU data protection requirements when transferring personal data from the European Union to the United States. On July 12, 2016, the European Commission deemed the Privacy Shield Framework adequate to enable data transfers under EU law. To join the Privacy Shield Framework, we will be required to self-certify to the Department of Commerce and commit to comply with the Framework’s requirements. The U.S. Department of Commerce began accepting applications for companies to join the Privacy Shield Framework. The result of us joining the Privacy Shield Framework will likely be an increase in cost of compliance, and an increase in potential for liability for non-compliance

In addition to the actual and potential changes to laws and regulations described elsewhere in these Risk Factors, compliance with privacy and data security regulations, particularly within the EU, is likely to require ongoing investment and changes in how we operate. For example, in May 2018 the EU implemented the General Data Protection Regulation, or GDPR, whose goal is to provide a uniform standard for data protection and privacy for all individuals in the EU and European Economic Area, including both end-users and employees. GDPR compliance required us to invest a considerable amount of resources in fiscal 2018 in addition to adopting new operational procedures in order to assure ongoing compliance. The California Consumer Privacy Act, or CCPA, has the potential to impose additional onerous privacy requirements on companies serving California consumers, including us. While we carefully consider the compliance mandates of the GDPR and CCPA, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

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

In June 2019, the European Union’s Directive on Copyright in the Digital Single Market copyright law came into effect, and each of the European Union’s member states have until June 2021 to pass appropriate legislation to meet the Directive's requirements. Directive Article 17 (draft Article 13) replaces the “mere conduit” exemption from copyright infringement from for-profit “online content sharing service providers” with a new, conditional exemption to liability. These conditions are an implementation of “effective and proportionate measures”, as claimed by service providers, to "prevent the availability of specific [unlicensed] works identified by rightsholders”, acting “expeditiously” to remove them, and demonstrating that “best efforts” have been made to prevent their future availability. The article also extends any licenses granted to content hosts to their users, as long as those users are not acting “on a commercial basis”.

Although we have invested and continue to invest in systems and resources, which are intended to ensure that we are compliant with the requirements of the GDPR. CCPA, DMCA, CDA and other U.S. and international laws relating to, among other things, materials that infringe on copyrights and contain other objectionable content, our systems may not be sufficient or we may unintentionally err and fail to comply with these laws and regulations which could expose us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices which could materially adversely affect our business and financial results.

If we are unable to license, acquire or otherwise obtain access to compelling content and services at reasonable cost or if we do not develop or commission compelling content of our own, the number of users of our Zedge app may not grow as anticipated, or may decline, or users’ level of engagement with our Zedge app may decline, all or any of which could materially harm our business and operating results.

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

We may not be able to prevent others from unauthorized use of our intellectual property, which could materially harm our business and competitive position.

We regard our trademarks, service marks, patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and patent law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary right. As of July 31, 2019, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com. In addition, we have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India, and Canada and for “Tonesync” in the United States and the European Union. As discussed in the Business section, we also have applied for trademark protections for other marks in the United States as well as for copyright protection for our flagship app, Zedge.

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

In addition, it is often difficult to create and enforce intellectual property rights in certain international markets. Patents, trademarks and service marks may also be invalidated, circumvented, or challenged. Trade secrets are difficult to protect, and our trade secrets may be leaked or otherwise become known or be independently discovered by others. Confidentiality agreements may be breached, and we may not have adequate remedies for any breach. Even where adequate and relevant laws exist it may not be possible to obtain swift and equitable enforcement of such laws, or to obtain enforcement of a court judgment or an arbitration award delivered in another jurisdiction, and accordingly, we may not be able to effectively protect our intellectual property rights or enforce agreements in such countries

We rely on third parties to provide the technologies necessary to deliver content, advertising, and services to our users, and any change in the licensing terms, costs, availability, or acceptance of these formats and technologies could materially adversely affect our business.

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

There can be no assurance that these providers will continue licensing their technologies or intellectual property to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. Any change in the licensing terms, costs, availability, or user acceptance of these technologies could materially and adversely affect our business, revenues and profitability.

We use open source software in our platform that may subject our technology to general release or require us to re-engineer our solutions, which may cause materially harm to our business.

We use open source software in connection with our services. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute or make available open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could nevertheless occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue use in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could materially and adversely affect our business, financial condition or operating results.

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

Our contracts with advertisers generally permit us to aggregate data from advertising campaigns, yet these clients might nonetheless request that we discontinue using data obtained from their campaigns that have already been aggregated with other clients’ campaign data. It would be difficult, if not impossible, to comply with these requests, and these kinds of requests could also cause us to invest significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection of data, could also limit our ability to aggregate and analyze mobile device user data from our clients’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertiser clients, which could make our services less valuable, and, as a result, we may lose clients and our revenues may materially decline.

Concerns about collection and use of personal data could damage our reputation and deter current and potential users from using our products and services, which could have material adverse effects on our business and results of operations.

Concerns about our Zedge app with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and results of operations. We apply strict management and protection of user-provided data and only use this data as described in our Privacy Policy and Terms of Service. While we strive to comply with our Privacy Policy as well as all applicable data protection laws and regulations, including GDPR and soon to be the CCPA, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, and could damage our reputation. User and regulatory attitudes towards privacy are evolving, and future regulatory or user concerns about the extent to which personal information is used or shared with advertisers or others may adversely affect our ability to share certain data with advertisers, which may limit certain methods of targeted advertising. In addition, new regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations or proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation) could result in us having to change our business practices, increase our costs and adversely affect our business. For instance, U.S. courts have begun to define a level of reasonable security that is required when maintaining personal information, and such requirements could both increase our cost of operations and subject us to liability for failure to maintain such levels of security.

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

Any significant breach of security of our computer systems could significantly harm our business, reputation and results of operations and could expose us to lawsuits brought by our users and partners and to sanctions by governmental authorities in the jurisdictions in which we operate. We cannot assure you that our IT systems will be secure from future security breaches or computer virus attacks. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including the personal information of our users, obtaining users’ names and passwords and enabling the hackers to access user’s other online and mobile accounts, if those users use identical usernames and passwords. They could also misappropriate other information, including our content. These circumventions may cause interruptions in our operations or damage our brand image and reputation. Our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could cause system interruptions, website slowdown or unavailability, delays in communication or transactions, or loss of data. We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by such breaches. In addition, a significant security breach or virus attack on our system could result in a material adverse impact on our business and results of operations.

We have granted, and may continue to grant, options, restricted shares and other types of awards under our stock option and equity incentive plans and otherwise, which may result in increased equity-based compensation expenses.

The expenses associated with equity-based compensation have affected our net income and may reduce our net income in the future, and any additional equity issued under equity-based compensation schemes will dilute the ownership interests of our stockholders. We believe the granting of equity-based compensation is of significant importance to our ability to attract and retain key personnel and employees, consultants and directors, and we will continue to grant equity-based compensation in the future. As a result, our expenses associated with equity-based compensation may increase, which may have an adverse effect on our results of operations and would dilute the ownership interests of our stockholders.

Investors may suffer dilution.

We may engage in equity financing to fund our future operations and growth or acquisitions. If we raise additional funds and/or provide consideration in acquisitions by issuing equity securities, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our Class B common stock. Any such equity financing could occur at prices below, or well below, the then-current trading price of our Class B common stock, which would further exacerbate the ownership interests of our stockholders.

We are exposed to fluctuations in foreign currency exchange rates.

We have significant operations in Europe that are denominated in foreign currencies, primarily the Norwegian Kroner, subjecting us to foreign currency risk. The strengthening or weakening of the U.S. Dollar versus these currencies impacts the expenses generated in these foreign currencies when converted into the U.S. Dollar. In fiscal 2019 and fiscal 2018, we recorded a loss of $242,000 and $63,000, respectively, from foreign currency movements relative to the U.S. Dollar. Included in these amounts were losses from hedging activities of $278,000 and $52,000 in fiscal 2019 and fiscal 2018, respectively. While we regularly enter into transactions to hedge portions of our foreign currency exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

If we fail to implement and maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent fraud.

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

We may enter into strategic alliances, including joint ventures or minority equity investments, or acquisitions with various third parties to further our business purpose from time to time. These alliances and acquisitions could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

In addition, if appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that we believe are complementary to our existing business. Future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect. Acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition to possible stockholders’ approval, we may also have to obtain approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs.

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

As a result of the Spin-Off from IDT Corporation in June 2016, we became a public reporting company and are required to file with the Securities and Exchange Commission reports required by the Exchange Act of 1934. Specifically, among other requirements, we are required to file quarterly reports on Form 10-Q, annual reports on Form 10-K and under some circumstances, current reports on Form 8-K, in accordance with strict timelines. We also are required to file annual proxy materials. In addition, as part of those filings, we are required to provide annual audited financial statements. Compliance with such requirements significantly increased our legal and accounting costs and demanded significant attention from management. The resources and time required to comply with rules applicable to publicly traded companies could divert financial and human resources from focusing on our business, and we can provide no assurance that the benefits of our being publicly traded outweigh the disadvantages and costs associated with compliance. Our total costs initially increased by approximately $900,000 as a result of becoming a public reporting company initially as compared to when we were a private company. Although we have implemented initiatives that have reduced the approximate $900,000 incremental costs to approximately $700,000 in fiscal 2018 and, we believe, fiscal years thereafter, there can be no assurance that such costs will not increase.

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

Our stock price is likely to remain volatile. The stock market in general and the market for mobile internet companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Class B common stock at or above the price paid for the shares. The market price for our Class B common stock may be influenced by many factors, including:

●	actual or anticipated variations in quarterly operating results;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;}
●	conditions or trends in our industry;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, internet or media industries;

●	announcements by us or our competitors of new product or service offerings, significant acquisitions;
●	strategic partnerships or divestitures;
●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
●	changes to regulations including but not limited to, data privacy, and copyrighted content;
●	capital commitments;
●	additions or departures of key personnel; and
●	sales of our Class B common stock common stock, including sales by our directors and officers or specific stockholders.

In addition, in the past, stockholders have initiated class action lawsuits against technology companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources.

We are controlled by our majority stockholder, which limits the ability of other stockholders to affect our management.

Michael Jonas is our majority stockholder, Interim Chief Executive Officer, Executive Chairman, Chairman of the Board and a director, and, as of October 25, 2019, has voting power over 1,864,674 shares of our Class B common stock (which includes 524,775 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 1,339,899 shares of our Class B common stock), representing approximately 66.7% of the combined voting power of our outstanding capital stock. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

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

The Securities and Exchange Commission has adopted regulations that define a “penny stock,” generally, to be an equity security that has a market price of less than $5.00 per share. The price of our Class B common stock has been less than $5.00 per share for a significant amount of the time since it started publicly trading in June 2016 and was less than $5.00 per share on October 25, 2019 and is therefore considered a “penny stock.” This designation requires any broker or dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability or willingness of brokers or dealers to buy or sell our Class B common stock, either directly or on behalf of their clients, may discourage potential shareholders from purchasing our Class B common stock, or may adversely affect the ability of shareholders to sell their shares.

Our results of operations may be subject to wide fluctuations due to a number of factors, which may adversely affect the trading price of our Class B common stock.

We may experience seasonality and other fluctuations in our business, reflecting fluctuations in mobile internet and smartphone usage and advertising. Revenues from mobile application products and services are typically higher in the fourth quarter of the calendar year due to increased year-end advertising and marketing budgets. Conversely, we generally experience lower advertising revenues during the first quarter of the calendar year due to weaker advertising spend following the holidays. Thus, our operating results in one or more future quarters or years may fluctuate substantially or fall below the expectations of securities analysts and investors. In such event, the trading price of our Class B common stock may fluctuate significantly or decrease significantly.

We may not achieve some or all of the expected benefits of the separation from IDT Corporation, and the separation could harm our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the separation from IDT Corporation via the Spin-Off, or such benefits may be delayed or not occur at all. The separation from IDT is expected to provide the following benefits, among others: enhanced strategic and management focus; better ability to form strategic partnerships and relationships; faster decision-making; more efficient allocation of capital; alignment of incentives with performance objectives; direct access to the capital markets; and a distinct investment identity.

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

In August of 2018 we opened a development center in Vilnius, Lithuania in order to diversify our talent pool with a qualified and more affordable talent base. If we are unable to recruit and retain well qualified candidates at an attractive rate or manage them well, our business will struggle to meet its development goals and objectives. We were successful in ramping up the recruitment and hiring in fiscal 2019 and ended the fiscal year with a team of 12 engineers and designers. In September 2019, we obtained an 18-month sublet in a new facility with 28 workstations to accommodate future growth, if needed.

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

Item 2. Properties

Our principal executive office is located in leased premises comprising approximately 500 square feet of space in New York City. This location currently houses commercial operations including sales, accounting and finance, and business development. Our Trondheim, Norway facility, with approximately 11,500 square feet of space, accommodates our product, design and technology teams and is under lease through 2021. We also lease a satellite development centers in Vilnius, Lithuania. Our servers are hosted in leased data centers in different geographic locations in the United States. These data centers are owned and maintained by a third-party data center provider.

Item 3. Legal Proceedings

In March 2014, Saregama India, Limited filed a lawsuit against us before the Barasat District Court, seeking approximately $1.6 million as damages and an injunction for copyright infringement. Saregama India alleged that we made available Saregama India’s sound recordings through our platform with full knowledge that the sound recordings had been uploaded and were being communicated to the public without obtaining any license from Saregama India. On August 20, 2019, the Court lifted the injunction and, subsequently, Saregama India executed a consent pursuant to which the case against us was dismissed.

On October 5, 2018, Tellagemini Communication LLC filed a complaint in the U.S. District Court for the District of Delaware claiming that we are infringing a U.S. patent owned by the plaintiff and inducing its customers to infringe as well seeking unspecified damages. We believe that the claim was without merit. On November 14, 2018, Tellagemini withdrew its complaint without prejudice.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class B Common Stock

Our Class B common stock is quoted on the NYSE American stock exchange under the trading symbol ZDGE. Trading commenced on the NYSE American on June 1, 2016. On October 22, 2019, the last sales price reported on the NYSE American for our Class B common stock was $1.78 per share.

On October 22, 2019, there were 310 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. As of October 22, 2019, all shares of Class A common stock are beneficially owned by Michael Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2019, and which is incorporated by reference herein.

Recent Sales of Unregistered Securities

We received proceeds of approximately $5,300 from the exercise of stock options in fiscal 2019 for which we issued 40,700 shares of our Class B common stock.

We received proceeds of approximately $232,000 from the exercise of stock options in fiscal 2018 for which we issued 172,239 shares of our Class B common stock.

Issuer Repurchases of Equity Securities

On June 1, 2019, we purchased 7,684 shares of our Class B common stock from former Freeform employees for $16,256 in connection with the vesting of restricted stock.

On September 21, 2018, we purchased 14,137 shares of our Class B common stock from former Freeform employees for $30,543 in connection with the vesting of restricted stock.

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

Overview

We offer a state-of-the-art digital publishing platform. We use this platform to power our consumer-facing mobile personalization app, called Zedge, available in the Google Play store and iTunes, which offers an easy, entertaining and immersive way for end-users to engage with our rich and diverse catalogue of wallpapers, stickers, ringtones, notification sounds and video wallpapers. We are evolving by developing new, entertainment-focused apps, that will run on our publishing platform. We secure our content from artists, both amateurs and professionals as well as emerging and major brands. Artists have the ability to easily launch a virtual storefront in our Zedge app where they can market and sell their content to our user base.

Our Zedge app has been installed more than 396 million times, boasts more than 33 million monthly active users, or MAU, and has consistently averaged in the ‘Top 60’ most popular free apps in the Google Play store in the United States. MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day period. Historically, we have not made a material investment in paid user acquisition for our Zedge app.

Our Zedge app’s success stems from its ability to meet consumer demand for a rich and diverse catalogue of both long-tail and popular content, to offer reliable search and discovery capabilities and to make relevant content recommendations to our users. Our Zedge app utilizes both user-generated and licensed, third-party content to achieve these goals.

In March 2018, we launched as part of the Zedge app Zedge Premium, a marketplace where professional creators and brands can market, distribute and sell their digital content to our consumers. Since launching Zedge Premium, we have been testing various ways to best market and sell creators’ digital art. To date, a large portion of our resources with Zedge Premium have been dedicated to homepage design and promotion needed for marketing lift and rewarded paywall and Zedge Credit, our closed virtual currency, sales for revenue optimization. We still have material work that is needed to achieve these goals. Over time, we expect that Zedge Premium will contribute to a virtuous cycle whereby it drives new consumers into our Zedge app resulting in more artist payouts, which in turn makes the platform more attractive for artists and brands looking to expand their reach and increase their income. In September of 2017, we closed a transaction with Freeform Development, Inc., or Freeform, and retained their development personnel in order to accelerate the launch and development of Zedge Premium.

In January 2019, we started testing an option by which our Zedge app’s users can remove unsolicited advertisements from our Zedge app by paying a fee. As of July 31, 2019, we amassed 129,000 active ‘ad-free’ subscribers. In fiscal 2020, we hope to further optimize the offer based on user type, geography and price point as well as introduce new subscription enhancements like content bundles and rewards.

We believe that our Zedge app’s popularity stems from its ability to provide users with a rich array of relevant digital content in a fun, intuitive and user-friendly fashion that aligns with their interest in expressing their essence in a bespoke manner. To this end, we invest heavily in both product design and development and the underlying technology required to satisfy both our Zedge app’s users’ and content contributors’ expectations.

As of July 31, 2019, approximately 54% of our Zedge app’s user base was located in North America and Europe, evenly split between the regions. Over the past several years, we have experienced a shift in our regional customer make-up with MAU increasing in emerging markets and decreasing in well-developed markets. In the fourth quarter of fiscal 2019, users in emerging markets grew by 8.2% while users in well-developed economies declined 18.3% when compared to the same period in fiscal 2018. This shift has negatively impacted revenue generation because well-developed markets command materially higher advertising rates when compared to those in emerging markets. MAU growth is tightly coupled with securing new users. Historically, our high ranking in the Google Play store has been one of the primary drivers for securing new users. Although still an important factor, we have started dedicating resources to growth initiatives, both organic and paid. With time, we believe that we can change our growth dynamic in well-developed markets. Aside from formal growth initiatives, we need to continually improve the core user experience test different mechanisms and content verticals that may spur growth and capitalize on the role that Zedge Premium artists can have on driving new users into the platform.

Historically, we have generated approximately 90% of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base.

The remainder of our revenues were primarily generated from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. The agreement with this mobile application publisher was terminated effective May 31, 2019, and we are no longer providing these services.

Zedge Premium is our marketplace in the Zedge app where artists and brands can market, distribute and sell their digital content to our users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits via an in-app purchase. If a user purchases Zedge Credits, Google Play or iTunes keeps 30% of the purchase price with the remaining 70% being paid to us. When a user purchases Zedge Premium content the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item and we retain the remaining 30% as our fee, which we recognize as Other Revenue. Some of the Zedge Premium content is available for print-on-demand on merchandise. When a user purchases a print-on-demand item, the artist or brand is paid 70% of the net profit, after accounting for cost-of-goods sold, shipping and handling, credit card processing and related costs, and we recognize Other Revenue from the remaining 30%. As Zedge Premium matures and expands, we expect it to also diversify our revenue mix.

In January 2019, we started testing a subscription-based product on Android, whereby users of our Zedge app could prepay a monthly or yearly fee to remove unsolicited ads when using our Zedge app. The initial results were positive and, in the third quarter of fiscal 2019, we scaled the offering for our entire Android user base. We offer our Zedge users a choice of a monthly or yearly subscription sold through the Google Play store whereby users can remove unsolicited advertisements from our Zedge app by prepaying us for the subscription. For subscriptions sold through the Google Play store, the subscriber executes a clickthrough agreement with us outlining the terms and conditions between us and the subscriber upon purchase of the subscription. The Google Play store processes payments for subscriptions, and retain up to 30% as a fee. Subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. Both monthly and yearly subscriptions are nonrefundable after seven days, and are automatically renewed at expiration date unless cancelled by subscribers. Because of the cancellation clauses for these subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. To date, cancellation rates have been insignificant. As of July 31, 2019, there were approximately 129,000 active subscriptions of our ‘ad-free’ service, consisting of mostly yearly subscriptions.

During fiscal 2019, we generated revenues of $8.8 million and a loss from operations of $2.9 million, compared to revenues of $10.8 million and a loss from operations of $1.3 million in fiscal 2018.

During fiscal 2019, advertisements from MoPub (owned by Twitter) represented 28.1% of our revenue, advertisements from Google represented 27.9% of our revenues and advertisements from Facebook represented 5.8% of our revenues, as compared with 34.7%, 22.0% and 7.0%, respectively, during fiscal 2018. In addition, advertisements from Ogury contributed 9.8% of our revenues during fiscal 2019, as compared with 14.3% during fiscal 2018.

Reportable Segments

Our business consists of one reportable segment.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to capitalized software and technology development costs, revenue recognition and goodwill. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a complete discussion of our significant accounting policies.

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

Revenue Recognition.

The Company generates revenue from three sources: (1) Advertising; (2) Service; and (3) Other. Approximately 90% of the Company’s revenue is generated from selling its advertising inventory (“Advertising Revenue”) to advertising networks, advertising exchanges, and direct arrangements with advertisers. Approximately 7% of the Company’s annual revenue for fiscal 2019 related to its managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher (“Service Revenue”). The contract with this publisher was terminated effective May 31, 2019. The remaining revenue is a combination of subscriptions and from sales under Zedge Premium (“Other Revenue”) which were introduced in January 2019 and March 2018, respectively. Currently, subscription revenue allows users to prepay a monthly or annual fee to remove unsolicited advertisements from the Zedge app although the Company is working on adding additional capabilities to subscriptions including offering subscriptions to iOS customers. The Company retains 30% as fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium.

Advertising Revenue: The Company generates the bulk of its revenue from selling its Zedge app’s advertising inventory to advertising networks and advertising exchanges and direct sales to advertisers. The Company also generates revenue from app publishers that pay the Company for installations of their app.

●	Advertising Networks. An advertising network is a third-party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.
●	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.
●	Direct Sales to Advertisers. The Company sells advertising directly to advertisers through a contractual relationship. These relationships typically offer higher than average pricing than realized from sales via advertising networks or advertising exchanges.
●	App Installs. The Company earns revenue when a Zedge user installs an app offered by a publisher in the Game Channel that pays the Company a pre-negotiated fee for the installation (referred to as Cost Per Install or CPI). In October 2018, the Company replaced the Game Channel with a game wall which offers Zedge users with a mix of interactive playable ads which, if installed by the user, generate revenue for Zedge. The Company is expected to discontinue game wall in fiscal 2020.

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

Service Revenue: Through May 2019, the Company managed and optimized the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. In exchange for these management and optimization services, Zedge shared a portion the advertising revenues from this publisher whose revenue is also derived from sales of advertising. The contract with this publisher was terminated effective May 31, 2019.

Other Revenues:

Zedge Premium: Zedge Premium is the Company’s marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, the Company’s closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits (ranging from 500 credits for $0.99 to 14,000 credits for $19.99), Google Play or iTunes retains 30% of the purchase price as its fee. When a user purchases Zedge Premium content, the artist or brand receives 70% of the actual revenue (“Royalty Payment”) and the Company receives the remaining 30%, which is recognized as Other Revenue. Some of the Zedge Premium content is available for print on demand merchandise, including phone cases and tee shirts fulfilled through third party vendors. When a user purchases a print-on-demand item, the artist or brand is paid 70% of the net profit, after accounting for cost-of-goods sold, shipping and handling, credit card processing, and other direct expenses, and the Company recognizes Other Revenue in the amount of the remaining 30%.

Subscription Revenue: Beginning in January 2019, the Company started offering monthly and yearly ad-free subscription services sold through Google Play. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play processes subscription prepayment on Zedge’s behalf, and retains up to 30% as its fee. Subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. Both monthly and yearly subscriptions are nonrefundable after a period of 7 days. Subscriptions are automatically renewed at expiration unless cancelled by subscribers. The enforceable rights in monthly and yearly subscription contracts are the service period. Because of the cancellation clauses for these subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. To date, cancellation rates have been immaterial. The payment terms for subscriptions sold through Google Play is net 30 days after month-end.

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

Goodwill

Goodwill is deemed to have an indefinite life and is not amortized. Goodwill is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. We perform our annual, or interim, goodwill impairment test by comparing the fair value of our reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, we consider income tax effects from any tax-deductible goodwill on the carrying amount of our reporting unit when measuring the goodwill impairment loss, if applicable. We estimate the fair value of our reporting unit using the market approach (guideline company method).

We have the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, we may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

For our annual impairment tests in fiscal years 2019 and 2018, our estimated fair value substantially exceeded our carrying value, therefore, no impairment charge was required. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting unit prove to be incorrect, we may be required to record impairment of goodwill in future periods and such impairment could be material.

RECENT ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

Recently issued accounting standards not yet adopted by us are more fully described in Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Fiscal Year Ended July 31, 2019 Compared to Fiscal Year Ended July 31, 2018

(in thousands)			Change
Fiscal year ended July 31,	2019	2018	$	%
Revenues	$8,816	$10,833	$(2,017)	-18.6%
Direct cost of revenues	1,379	1,518	(139)	-9.2%
Selling, general and administrative	8,897	9,581	(684)	-7.1%
Depreciation and amortization	1,427	1,033	394	38.1%
Loss from operations	(2,887)	(1,299)	(1,588)	122.2%
Interest and other income (expense), net	(199)	29	(228)	-786.2%
Net loss resulting from foreign exchange transactions	(242)	(63)	(179)	nm
Provision for income taxes	16	230	(214)	nm
Net loss	$(3,344)	$(1,563)	$(1,781)	113.9%

nm-not meaningful

Revenues. Revenues declined 18.6% in fiscal 2019 compared to fiscal 2018 primarily due to the combination of the shift in the makeup of our user base from well-developed markets, that command relatively higher advertising rates, to emerging markets, where the rates are lower, the cancellation of the agreement for managing a third-party mobile application publisher that took effect on May 31, 2019 and the discontinuation of certain monetization mechanisms in August 2018. The revenue decline was partially offset by new revenue streams from Zedge Premium and our subscription offerings, both of which are early stage and will take time to reach their full potential.

Our MAU decreased by 2.8% to 33.8 million at the end of fiscal 2019 from 34.8 million at the end of fiscal 2018. Users in emerging markets grew by 8.2% while users in well-developed regions declined 18.3% at the end of Q4 of fiscal 2019 when compared to the same period in fiscal 2018. Primarily as a result of this geographical shift in our overall user base and the discontinuation of certain monetization mechanisms, our average revenue per monthly active user, or ARPMAU, from our apps decreased 20.3% to $0.0196 in fiscal 2019 from $0.0246 in fiscal 2018.

We completed the initial rollout of Zedge Premium in March 2018 to a certain segment of our Android user base and we expanded it to 100% of our Android user base in January 2019. In fiscal 2019, gross transaction value (the total sales volume transacting through the platform, or “GTV”) and net revenue generated from Zedge Premium were $485,000 and $130,000 respectively. In fiscal 2018, GTV and net revenue generated from Zedge Premium were $42,000 and $16,000 respectively.

In January 2019, we started offering an option by which users can remove unsolicited advertisements from our Zedge app by paying a fee (“Ad Free”). Although still in its early stage, we were able to generate $516,000 in gross prepaid subscription sales consisting of both monthly and yearly subscription in the six months ended July 31, 2019. We recognize subscription revenue on a daily ratable basis over the subscription period and recorded $155,000 in net subscription revenue in the same six-month period. We had close to 129,000 active subscription accounts as of July 31, 2019. We expect to generate more revenue per user from subscriptions than from an advertising-based offering.

We continue to focus on topline growth strategy by testing new monetization drivers including a variety of ad units, merchandising, coin sales as well as certain growth initiatives such as new content vertical in our app and/or new app.

Our install count, that is the number of times the Zedge app has been installed on devices, increased to 395.9 million at July 31, 2019 from 336.3 million a year prior.

Direct cost of revenues. Direct cost of revenues decreased 9.2% in fiscal 2019 to $1.4 million from $1.5 million in fiscal 2018, primarily attributable to the redesign of our backend infrastructure. As a percentage of revenue, direct costs in fiscal 2019 were higher at 15.6% as compared to 14.0% in fiscal 2018 due to the decline in revenue in fiscal 2019.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, recruiting fees, facilities, marketing, content acquisition and consulting, professional fees, software licensing (“SaaS”) and public company related expenses.

SG&A expenses decreased 7.1 % in fiscal 2019 to $8.9 million from $9.6 million in fiscal 2018. This decrease was mostly attributable to the $440,000 expenses incurred in connection with the Freeform acquihire and severance costs of $372,000 associated with the workforce reduction implemented in fiscal 2018. The strong U.S. Dollar in fiscal 2019 also served to reduce our SG&A in fiscal 2019 when compared to fiscal 2018 given that the majority of our employees are based in Norway and Lithuania. Higher marketing expenses for the Ad Free subscriptions and Zedge Premium in fiscal 2019 as well as the costs and expenses related to the development of Zedge Premium in fiscal 2019 partially offset the SG&A expense reduction mentioned above.

Our headcount totaled 53 as of July 31, 2019 compared to 57 as of July 31, 2018, primarily resulting from the workforce reduction and organic staff attrition in Norway and U.S., offset by the 12 new hires in Lithuania during fiscal 2019. As part of the restructuring announced in May 2019, total headcount is expected to further decline to 45 by September 1, 2019 when the final severance payments are made.

Selling, general and administrative expense included non-cash stock-based compensation expense of $499,000 and $413,000 in fiscal 2019 and 2018, respectively. We also opted to use Class B common stock to pay a portion of our Board of Directors’ compensation and to fund 401(k) matching contributions $119,000 and $182,000 in fiscal 2019 and 2018, respectively. See Note 11 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our stock-based compensation.

Depreciation and amortization. Depreciation and amortization expense consists mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our mobile app service. The increase in depreciation and amortization in fiscal 2019 compared to fiscal 2018 was primarily attributable to the completion of eight projects with an aggregate value of $1.7 million completed since May 2018. We started amortizing these capitalized software and technology development costs once these projects were completed.

Interest and other income (expense), net. The increase in interest and other income (expenses), net in fiscal 2019 when compared to fiscal 2018 was primarily due to the impairment charges of $250,000 in investment in privately held company recorded in July 2019.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of losses and gains generated from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar including gains or losses from our NOK hedging activities. In fiscal 2019 and 2018, we incurred losses of $278,000 and $52,000, respectively, from NOK hedging activities due to rising dollar against NOK and all other major currencies in the world during fiscal 2019.

Provision for income taxes. The decrease in the provision for income taxes in fiscal 2019 from fiscal 2018 was primarily due to the increase in valuation allowance to provide 100% valuation allowance on all of our U.S. and foreign deferred tax assets in fiscal 2018, as we believe that it is more-likely-than-not that all of the deferred tax assets will not be realized given the operating losses incurred over the last three years.

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

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act” (“SAB 118”), which provided guidance on accounting for the tax effects on the Tax Act. SAB 118 provided a one-year measurement period from the enacted date to complete accounting under ASC 740. In accordance with the expiration of the SAB 118 measurement period, we completed our accounting for tax effects of the Tax Act during fiscal 2019, with no adjustments recorded to the provisional amounts.

LIQUIDITY AND CAPITAL RESOURCES

General

At July 31, 2019, we had cash and cash equivalents of $1.6 million and working capital (current assets less current liabilities) of $1.2 million. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months ending July 31, 2020. We also maintain a revolving line of credit of up to $2.5 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the twelve months ended July 31, 2019 and 2018:

	Fiscal year ended July 31,
(in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$76	$332
Investing activities	(1,740)	(1,702)
Financing activities	(42)	232
Effect of exchange rate changes on cash and cash equivalents	(93)	(34)
Decrease in cash and cash equivalents	$(1,799)	$(1,172)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities is also impacted by the factors impacting revenue discussed above. The change in cash provided by operating activities in fiscal 2019 compared to fiscal 2018 was primarily due to the decrease in revenue generated from our service offerings offset by the decrease in SG&A, increase in deferred revenues from subscription offerings and Zedge Premium, as well as increases in certain non-cash costs and expenses items such as stock-based compensation, impairment of investment in privately held company and depreciation and amortization which did not consume cash.

In September 2016, we were notified that the Zedge Europe AS tax returns for 2012 through 2016 were going to be audited by the tax authorities in Norway. The initial audit meeting took place in October 2016. In a report dated December 20, 2018, the Norwegian Tax Authorities informed us that they concluded their audit with no changes. However, they recommended that the Company adopt a profit split method with Zedge Europe AS instead of the cost-plus method that we have used to set transfer pricing. We are evaluating this recommendation.

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

Investing Activities

Cash used in investing activities in fiscal 2019 and fiscal 2018 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

On August 23, 2018, the Company made a $250,000 investment in TreSensa, Inc. (“TreSensa”) representing a less than 1% equity ownership interest on a fully-diluted basis, and concurrently entered into a playable ad distribution agreement with TreSensa under which the Company shall be paid a higher percentage of revenue derived from all playable ads provided by TreSensa, from its available catalogue for distribution through the Zedge App, when compared to industry norms. In July 2019, we recorded an impairment charge of $250,000 and thus reduced the fair value to $0. See Note 16 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Financing Activities

We received proceeds of $5,291 from the exercise of stock options in fiscal 2019 in connection with which we issued 40,700 shares of our Class B common stock We received proceeds of $231,810 from the exercise of stock options in the fiscal 2018 in connection with which we issued 172,239 shares of our Class B common stock.

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two years term which was extended for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At July 31, 2019, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At July 31, 2019, there were $0.5 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, which reduced the available borrowing under the revolving credit facility by $50,000. On August 3, 2019, we entered into a series of forward contracts valued at $2.4 million in the aggregate, see Note 4 to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable were $1.1 million and $1.8 million at July 31, 2019 and 2018 respectively. Our cash collections in fiscal 2019 and fiscal 2018 were $9.4 million and $10.7 million, respectively.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from digital advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. MoPub (owned by Twitter), Google and Facebook, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In fiscal 2019, three customers represented 28%, 28% and 10% of our revenue, and in fiscal 2018, three customers represented 35%, 22% and 14% of our revenue. At July 31, 2019, three customers represented 32%, 17% and 17% of the Company’s accounts receivable balance and at July 31, 2018, three customers represented 46%, 28% and 14% of the Company’s accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Smaller reporting companies are not required to provide the information required by this item.

OFF-BALANCE SHEET ARRANGEMENTS

At July 31, 2019, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2019.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2019. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2019. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of July 31, 2019. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On October 24, 2019, the Board of Directors of Zedge, Inc. (the “Company”) adopted the Company’s Second Amended and Restated By-Laws, effective as of October 24, 2019, with the following effect:

●	Amending Article II, Section 2 and Article III, Section 1(b) to provide that directors will be elected to the board of directors by a majority vote of stockholders, not by a plurality vote of stockholders.
●	Amending Article II, Section 7; Article III, Section 4; and Article VI, Section 1 to allow (or clarify provisions) for electronic delivery of notice under the Second Amended and Restated By-Laws.
●	Amending Article VIII to provide for indemnification of officers and directors to the maximum extent provided for under the Delaware General Corporation Law without the requirement for pre-approval by the board of directors, outside counsel, or the stockholders of the Company.

The foregoing description of changes to the Company’s By-Laws is qualified in its entirety by reference to the text of the Company’s Second Amended and Restated By-Laws that are attached hereto as Exhibit 3.2.

PART III

Item 10. Directors and Executive Officers of the Registrant, and Corporate Governance

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Michael Jonas – Interim Chief Executive Officer and Executive Chairman

Jonathan Reich – President, Chief Financial Officer and Chief Operating Officer

Directors

Michael Jonas, Chairman of the Board

Howard Jonas, Vice Chairman of the Board

Todd Feldman

Mark Ghermezian

Elliot Gibber

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2019, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Interim Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure.

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

Item 11. Executive Compensation

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2019, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2019, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2019, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2019, and which is incorporated by reference herein.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits

3.1(1)	Third Amended and Restated Certificate of Incorporation of Zedge, Inc.

3.2*	Second Amended and Restated By-Laws of Zedge, Inc.

10.1(2)	2016 Stock Option and Incentive Plan, as Amended and Restated

10.2(1)	Transition Services Agreement

10.3(1)	Tax Separation Agreement

10.4(3)	Google Services Agreement between Zedge, Inc. and Google, Inc., dated June 18, 2014

10.5(3)	Marketplace for Premier Publishers Agreement between Zedge, Inc. and MoPub, Inc., dated February 20, 2013

10.6(4)	Zedge Holdings, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated on November 1, 2011

10.7(1)	Form of ISO Stock Option Agreement

10.8(1)	Form of Nonqualified Stock Option Agreement

10.9(1)	Form of Restricted Stock Agreement

Exhibit Number	Description of Exhibits

21.01*	Subsidiaries of the Registrant

23.01*	Consent of Mayer Hoffman McCann CPAs, The New York Practice of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed June 1, 2016.

(2)	Incorporated by reference to the Form 10-K, filed October 30, 2017.

(3)	Incorporated by reference to Form 10-12G/A, filed April 25, 2016.

(4)	Incorporated by reference to Form 10-12G/A, filed May 20, 2016.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEDGE, INC.

By:	/s/ Jonathan Reich
Jonathan Reich Chief Financial Officer

Date: October 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Michael Jonas	Interim Chief Executive Officer and Director	October 28, 2019
Michael Jonas	(Principal Executive Officer)

/s/ Jonathan Reich	Chief Financial Officer	October 28, 2019
Jonathan Reich	(Principal Financial Officer and Principal Accounting Officer)

/s/ Howard S. Jonas	Director	October 28, 2019
Howard S. Jonas

/s/ Todd Feldman	Director	October 28, 2019
Todd Feldman

/s/ Mark Ghermezian	Director	October 28, 2019
Mark Ghermezian

/s/ Elliot Gibber	Director	October 28, 2019
Elliot Gibber

Zedge, Inc.

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zedge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zedge, Inc. (the “Company”) as of July 31, 2019 and 2018, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standard Codification Topic 606, Revenue from Contracts with Customers effective August 1, 2018 under the modified retrospective method.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

We have served as the Company’s auditor since 2018.

New York, New York

October 28, 2019

ZEDGE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

July 31,	2019	2018
Assets
Current assets:
Cash and cash equivalents	$1,609	$3,408
Trade accounts receivable, net of allowance for doubtful accounts of $0 at July 31, 2019 and 2018	1,133	1,777
Prepaid expenses	380	316
Other current assets	103	316
Total current assets	3,225	5,817
Property and equipment, net	3,396	3,344
Goodwill	2,266	2,447
Other assets	120	125
Total assets	$9,007	$11,733
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$217	$280
Insurance premium loan payable	141	-
Accrued expenses	1,172	1,432
Deferred revenues	517	11
Total current liabilities	2,047	1,723
Total liabilities	2,047	1,723
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at July 31, 2019 and 2018	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 9,876 and 9,786 shares issued and outstanding at July 31, 2019 and 2018, respectively	99	98
Additional paid-in capital	23,131	22,508
Accumulated other comprehensive loss	(985)	(702)
Accumulated deficit	(15,243)	(11,899)
Treasury stock, 22 shares at July 31, 2019 and 0 shares at July 31, 2018, at cost	(47)	-
Total stockholders’ equity	6,960	10,010
Total liabilities and stockholders’ equity	$9,007	$11,733

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

Year ended July 31,	2019	2018
Revenues	$8,816	$10,833
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	1,379	1,518
Selling, general and administrative	8,897	9,581
Depreciation and amortization	1,427	1,033

Loss from operations	(2,887)	(1,299)
Interest and other income (expense), net	(199)	29
Net loss resulting from foreign exchange transactions	(242)	(63)
Loss before income taxes	(3,328)	(1,333)
Provision for income taxes	16	230
Net loss	(3,344)	(1,563)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(283)	(118)
Total other comprehensive loss	(283)	(118)
Total comprehensive loss	$(3,627)	$(1,681)

Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.33)	$(0.16)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	10,083	9,803

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Stock	Equity
Balance – July 31, 2017	525	$5	9,123	$91	$21,446	$(584)	$(10,336)	$-	$10,622
Exercise of stock options	-	-	172	2	230	-	-	-	232
Stock-based compensation	-	-	353	4	558	-	-	-	562
Stock issued for matching contributions to the 401(k) Plan	-	-	11	-	33	-	-	-	33
Stock issued to FreeForm noteholders	-	-	127	1	241	-	-	-	242
Foreign currency translation adjustment	-	-	-	-	-	(118)	-	-	(118)
Net loss	-	-	-	-	-	-	(1,563)	-	(1,563)
Balance – July 31, 2018	525	5	9,786	98	22,508	(702)	(11,899)	-	10,010
Exercise of stock options	-	-	41	-	5	-	-	-	5
Stock-based compensation	-	-	30	1	570	-	-	-	571
Stock issued for matching contributions to the 401(k) Plan	-	-	19	-	48	-	-	-	48
Purchase of treasury stock	-	-	-	-	-	-	-	(47)	(47)
Foreign currency translation adjustment	-	-	-	-	-	(283)	-	-	(283)
Net loss	-	-	-	-	-	-	(3,344)	-	(3,344)
Balance – July 31, 2019	525	$5	9,876	$99	$23,131	$(985)	$(15,243)	$(47)	$6,960

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended July 31,	2019	2018

Operating activities
Net loss	$(3,344)	$(1,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,427	1,033
Impairment of investment in privately-held company	250	-
Loss on disposal of furniture and fixtures	3	-
Deferred income taxes	-	172
Stock-based compensation	619	595
Stock issued to FreeForm noteholders	-	242
Change in assets and liabilities:
Trade accounts receivable	644	(65)
Prepaid expenses and other current assets	277	108
Other assets	5	5
Trade accounts payable and accrued expenses	(311)	(171)
Due to IDT Corporation	-	(35)
Deferred revenue	506	11
Net cash provided by operating activities	76	332
Investing activities
Capitalized software and technology development costs and purchase of equipment	(1,490)	(1,702)
Investment in privately-held company	(250)	-
Net cash used in investing activities	(1,740)	(1,702)
Financing activities
Proceeds from exercise of stock options	5	232
Purchase of treasury stock in connection with restricted stock vesting	(47)	-
Net cash provided by (used in) financing activities	(42)	232
Effect of exchange rate changes on cash and cash equivalents	(93)	(34)
Net decrease in cash and cash equivalents	(1,799)	(1,172)
Cash and cash equivalents at beginning of year	3,408	4,580
Cash and cash equivalents at end of year	$1,609	$3,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$1	$31
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note payable issued for insurance premium financing	$141	$-

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Zedge, Inc. (the “Company”) offers a state-of-the-art digital publishing platform. The Company use this platform to power its consumer-facing mobile personalization app, called Zedge, available in the Google Play store and iTunes, which offers an easy, entertaining and immersive way for end-users to engage with its rich and diverse catalogue of wallpapers, stickers, ringtones, notification sounds and video wallpapers. The Company is evolving by developing new, entertainment-focused apps, that will run on its publishing platform. The Company secures its content from artists, both amateurs and professionals as well as emerging and major brands. Artists have the ability to easily launch a virtual storefront in the Zedge app where they can market and sell their content to the Company’s user base. Zedge app has been installed more than 396 million times, boasts more than 33 million monthly active users, or MAU, and has consistently averaged in the ‘Top 60’ most popular free apps in the Google Play store in the United States. The Company conducts business as a single operating segment.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2019 refers to the fiscal year ended July 31, 2019).

The Spin-Off

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent public company through a pro rata distribution of the Company’s common stock held by IDT to IDT’s stockholders (the “Spin-Off”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain items in the prior years’ Consolidated Financial Statements have been reclassified to conform to the current year presentation reflected in the Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

The following accounting policy relates to revenue transactions for fiscal 2018, which were accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” See Note 2 for a description of the policy for fiscal 2019.

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

The Company also generated revenue from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. The agreement with the publisher was terminated effective May 31, 2019. In March 2018, the Company launched Zedge Premium, a marketplace where professional creators and brands can market, distribute and sell their digital content to our consumers. In January 2019, we started offering a subscription model by which users can remove unsolicited advertisements from our Zedge app by paying a fee on a monthly or yearly basis. We recognize subscription revenue on a daily ratable basis over the subscription period.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Depending on the nature of the advertising agreement the Company records revenue either when it serves an end-user with a paid advertising impression or when a user installs an app from an advertiser who pays for the install. Being that the advertiser simultaneously receives and consumes the benefits provided by Zedge’s performance it views this as its output measure. Payment from the Company’s customers are typically received anywhere between 30-60 days from the end-of-month billing cycle, and any revenue adjustments are already factored into the payment.

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

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances. In the year ended July 31, 2019, three customers represented 28%, 28% and 10% of the Company’s revenue, and in the year ended July 31,2018, three customers represented 35%, 22% and 14% of the Company’s revenue. At July 31, 2019, three customers represented 32%, 17% and 17% of the Company’s accounts receivable balance and at July 31, 2018, three customers represented 46%, 28% and 14% of the Company’s accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

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

Capitalized Software and Technology Development Costs

The Company accounts for capitalized software and technology development costs in accordance with FASB ASC 350-40. These costs consist of internal development costs on various projects that the Company invested in specific to the various platforms on which the Company operates its service that are capitalized during the application development stage. Capitalized software and technology development costs are included in property and equipment, net and are amortized over the estimated useful life of the software, generally three years. All ordinary maintenance costs are expensed as incurred.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company performs its annual, or interim, goodwill impairment test by comparing the fair value of its reporting unit with its carrying amount. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount of its reporting unit when measuring the goodwill impairment loss, if applicable.

The Company’s estimated fair value substantially exceeded its carrying value in Step 1 of the Company’s annual impairment tests as of May 1st for the years ended July 31, 2019 and 2018. The Company concluded that no goodwill impairment existed in the years ended July 31, 2019 and 2018. The Company uses the market approach (guideline company method) for its Step 1 analysis.

Investment in Privately Held Company

The Company’s investments in privately held company is a non-marketable equity security without readily determinable fair value. On August 1, 2018, the Company adopted a new accounting standard (see Recently Adopted Accounting Standards below) and adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in interest and other income (expense), net in the consolidated statements of comprehensive loss.

The Company periodically evaluates the carrying value of the investment in a privately held company, when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately held company that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the private companies, the amount of cash that the privately held company have on-hand, the ability to obtain additional financing and overall market conditions in which the private companies operate or based on the price observed from the most recent completed financing.

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31, (in thousands)	2019	2018
Basic weighted-average number of shares	10,083	9,803
Effect of dilutive securities:
Stock options	—	—
Non-vested restricted Class B common stock	—	—
Diluted weighted-average number of shares	10,083	9,803

The following shares were excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive:

Year ended July 31, (in thousands)	2019	2018
Stock options	1,231	1,314
Non-vested restricted Class B common stock	195	302
Shares excluded from the calculation of diluted earnings per share	1,426	1,616

For both fiscal 2019 and fiscal 2018, the diluted earnings per share equals basic earnings per share because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Instruments – Foreign Exchange Forward Contracts

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, primarily the U.S. Dollar – Norwegian Krone (“NOK”) exchange rate. The Company’s risk management policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate exposure. Foreign currency derivative activities are subject to the management, direction and control of the executive management. Foreign exchange forward contracts are recognized on the consolidated balance sheet at their fair value in “Other current assets” or “Accrued expenses”, and changes in fair value are recognized in “Net loss resulting from foreign exchange transactions” in the consolidated statements of comprehensive loss.

Functional Currency

The U.S. Dollar is the Company’s functional currency. The functional currencies for the Company’s subsidiaries that operate outside of the United States are NOK for Zedge Europe AS, EURO for Zedge Lithuania UAB which is a wholly-owned subsidiary of Zedge Europe AS, and the Canadian Dollar for Zedge Canada, Inc., which are the currencies of the primary economic environments in which they primarily expend cash. The Company translates assets and liabilities denominated in foreign currencies to U.S. Dollars at the exchange rate in effect as of the financial statement date, and translates accounts from the statements of comprehensive loss using the weighted average exchange rate for the period. Gains or losses resulting from foreign currency translations are recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses including gains and losses from currency exchange rate changes related to intercompany receivables and payables are reported in “Net loss resulting from foreign exchange transactions” in the accompanying consolidated statements of comprehensive loss.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity and are excluded from net income (loss). The Company’s other comprehensive income (loss) and accumulated other comprehensive loss are comprised principally of foreign currency translation adjustments.

Leases

The Company leases office spaces and equipment in multiple locations under non-cancelable lease agreements. The leases are reviewed for classification as operating and capital leases. For operating leases, rent is recognized on a straight-line basis over the lease period. For capital leases, the Company records the leased asset with a corresponding liability. Payments are recorded as reductions to the liability with an appropriate interest charge recorded based on the then-outstanding remaining liability. Upon adoption of ASU 2016-02 —Leases, the Company will recognize additional operating liabilities and corresponding right-of-use assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. See “Recently Issued Accounting Standard Not Yet Adopted” below for additional information on the impact of ASU 2016-02 —Leases.

Recently Adopted Accounting Standards

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and additional changes, modifications, clarifications or interpretations related to this guidance thereafter, which replaces existing revenue recognition guidance (Topic 605). The new guidance was effective for the annual and interim periods beginning after December 15, 2017. See “Note 2—Revenue” for additional information regarding revenue recognition.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities a new accounting standard update on the classification and measurement of financial instruments. The new guidance principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. The Company adopted this new accounting standard prospectively for its measurement in non-marketable equity securities during the three months ended October 31, 2018. The Company has elected to use the measurement alternative for its non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. The Company’s investment in a privately held company is non-marketable equity securities without readily determinable fair value and the Company recorded an impairment adjustment during July 2019. See Note 16 – Investment in Privately Held Company for further details.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In February 2016, the FASB issued an ASU related to the accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In July 2018, the FASB issued updated guidance which allows an additional transition method to adopt the new lease standard at the adoption date, as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company will adopt the new standard on August 1, 2019 using a modified retrospective transition method effective from the adoption date rather than the beginning of the earliest comparative period presented in the financial statements. The Company will elect the short-term lease recognition exemption for all leases that qualify. Accordingly, the Company will not recognize right-of-use assets or lease liabilities for leases that qualify, including leases for existing short-term leases in effect at transition and will recognize those payments on the consolidated statements of comprehensive loss on a straight-line basis over the lease term. The Company will elect the practical expedient to not separate lease and non-lease components for all its leases. The standard will have a material impact on the Company’s consolidated balance sheets, but it will not have a material impact on its consolidated statements of comprehensive loss, its consolidated statements of stockholders’ equity, or its consolidated statements of cash flows. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. The accounting for capital leases remains substantially unchanged. The adoption of the new lease standard on August 1, 2019 is anticipated to result in the recognition of ROU assets and lease liabilities of approximately $522,000.

Note 2—Revenue

Adoption of Topic 606, “Revenue from Contracts with Customers”

On August 1, 2018, the Company adopted Topic 606, applying the modified retrospective method to those contracts not yet substantially completed as of August 1, 2018. Results for reporting periods beginning after August 1, 2018 are presented under the new revenue standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting practices under Topic 605. The impact of adopting the new revenue standard was not material to our consolidated financial statements and there was no adjustment to beginning retained earnings on August 1, 2018.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligation

Revenue Recognition

The Company generates revenue from three sources: (1) Advertising; (2) Service; and (3) Other. Approximately 90% of the Company’s revenue is generated from selling its advertising inventory (“Advertising Revenue”) to advertising networks, advertising exchanges, and direct arrangements with advertisers. Approximately 7% of the Company’s annual revenue for fiscal 2019 related to its managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher (“Service Revenue”). The contract with this publisher was terminated effective May 31, 2019. The remaining revenue is a combination of subscriptions and from sales under Zedge Premium (“Other Revenue”) which were introduced in January 2019 and March 2018, respectively. Currently, subscription revenue allows users to prepay a monthly or annual fee to remove unsolicited advertisements from the Zedge app although the Company is working on adding additional capabilities to subscriptions including offering subscriptions to iOS customers. The Company retains 30% as fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium.

The following table summarizes revenue by type of service for the periods presented:

	Years Ended July 31,
	2019	2018
	(in thousands)
Advertising revenue	$7,940	$9,850
Service revenue	592	757
Other revenue	284	226
Total Revenue	$8,816	$10,833

Advertising Revenue: The Company generates the bulk of its revenue from selling its Zedge app’s advertising inventory to advertising networks and advertising exchanges and direct sales to advertisers. The Company also generates revenue from app publishers that pay the Company for installations of their app.

●	Advertising Networks. An advertising network is a third-party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.

●	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.

●	Direct Sales to Advertisers. The Company sells advertising directly to advertisers through a contractual relationship. These relationships typically offer higher than average pricing than realized from sales via advertising networks or advertising exchanges.

●	App Installs. The Company earns revenue when a Zedge user installs an app offered by a publisher in the Game Channel that pays the Company a pre-negotiated fee for the installation (referred to as Cost Per Install or CPI). In October 2018, the Company replaced the Game Channel with a game wall which offers Zedge users with a mix of interactive playable ads which, if installed by the user, generate revenue for Zedge. The Company is expected to discontinue game wall in fiscal 2020.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Service Revenue: Through May 2019, the Company managed and optimized the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. In exchange for these management and optimization services, Zedge shared a portion the advertising revenues from this publisher whose revenue is also derived from sales of advertising. The contract with this publisher was terminated effective May 31, 2019.

Other Revenues:

Zedge Premium: Zedge Premium is the Company’s marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, the Company’s closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits (ranging from 500 credits for $0.99 to 14,000 credits for $19.99), Google Play or iTunes retains 30% of the purchase price as its fee. When a user purchases Zedge Premium content, the artist or brand receives 70% of the actual revenue (“Royalty Payment”) and the Company receives the remaining 30%, which is recognized as Other Revenue. Some of the Zedge Premium content is available for print on demand merchandise, including phone cases and tee shirts fulfilled through third party vendors. When a user purchases a print-on-demand item, the artist or brand is paid 70% of the net profit, after accounting for cost-of-goods sold, shipping and handling, credit card processing, and other direct expenses, and the Company recognizes Other Revenue in the amount of the remaining 30%.

Subscription Revenue: Beginning in January 2019, the Company started offering monthly and yearly ad-free subscription services sold through Google Play. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play processes subscription prepayment on Zedge’s behalf, and retains up to 30% as its fee. Subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. Both monthly and yearly subscriptions are nonrefundable after a period of 7 days. Subscriptions are automatically renewed at expiration unless cancelled by subscribers. The enforceable rights in monthly and yearly subscription contracts are the service period. Because of the cancellation clauses for these subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. To date, cancellation rates have been immaterial. The payment terms for subscriptions sold through Google Play is net 30 days after month-end.

For fiscal 2019, other revenue represented revenues derived solely from Zedge Premium and subscription. In prior year periods presented, other revenue represented revenue from assorted monetization trials that the Company tested.

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company makes Royalty Payments to the artists and brands within sixty (60) days after the end of each calendar quarter. If the quarterly royalty amount is less than two hundred dollars ($200), the Company may defer payment to a later period in which the artist or brand surpasses the $200 threshold. The artist or brand forfeits any accrued royalty amounts below the $200 threshold upon expiration or termination of the artist’s license agreement with the Company. This provision will become effective on the first anniversary for all existing license agreements and for all new license agreements entered into on or after November 1, 2018. Additionally, the Company has established a minimum threshold of twenty-five dollars ($25) in accrued Royalty Payments in order for an artist or brand to maintain its license agreement. Accordingly, if an artist hasn’t generated a minimum of $25 in accrued Royalty Payments amount in a year, the Company may deduct up to $25 from the artist’s accrued Royalty Payment account. As of July 31, 2019, and 2018, the aggregate amount owed by the Company to artists were approximately $56,000 and $9,000, respectively.

Contract Balances

Deferred revenues

The Company records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content. As of July 31, 2019, and 2018, the Company’s deferred revenue balance related to Zedge Premium was approximately $155,000 and $11,000, respectively.

The Company also records deferred revenues related to the unsatisfied performance obligations with respect to the subscription revenue. As of July 31, 2019, the Company’s deferred revenue balance related to subscriptions was approximately $362,000, representing approximately 129,000 active subscribers.

Total deferred revenues increased $506,000 from $11,000 at July 31, 2018 to $517,000 at July 31, 2019, primarily due to the Company’s new revenue streams from subscriptions and Zedge Premium as discussed above.

Practical Expedients

The Company expenses the fees retained by Google Play related to the subscriptions revenue when incurred because the duration of the contracts for which the Company pay commissions are less than one year. These costs are included in the selling, general and administrative expenses of the Consolidated Statements of Comprehensive Loss.

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total

	(in thousands)
July 31, 2019
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$38	$-	$38

July 31, 2018
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$41	$-	$41

Fair Value of Other Financial Instruments

The Company’s other financial instruments at July 31, 2019 and 2018 included trade accounts receivable, trade accounts payable and insurance premium loan payable. The carrying amounts of the trade accounts receivable, trade accounts payable and insurance premium loan payable approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar - NOK exchange rate. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 14). The Company does not apply hedge accounting to these contracts; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at July 31, 2019 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Aug-19	500,000	4,091,590

Total	$500,000	4,091,590

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

July 31, (in thousands)		2019	2018
Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Accrued expenses	$38	$41

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of derivative instruments on the consolidated statements of comprehensive loss were as follows:

Amount of Loss Recognized on Derivatives Year ended July 31, (in thousands)		2019	2018
Derivatives not designated or not qualifying as hedging instruments	Location of Loss Recognized on Derivatives
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$(278)	$(52)

On August 2, 2019, the Company entered into a series of forward contracts pursuant to the Foreign Exchange Agreement with Western Alliance Bank as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Sep-19	$400,000	3,562,280
Oct-19	400,000	3,559,960
Nov-19	400,000	3,489,200
Dec-19	400,000	3,556,640
Jan-20	400,000	3,554,680
Feb-20	400,000	3,553,560

Total	$2,400,000	21,276,320

Note 5—Property and Equipment

Property and equipment consisted of the following:

July 31,
(in thousands)	2019	2018
Capitalized software and technology development costs	$9,555	$8,103
Other	310	308
	9,865	8,411
Less accumulated depreciation and amortization	(6,469)	(5,067)
Total	$3,396	$3,344

Depreciation and amortization expense pertaining to property and equipment was $1.4 million and $1.0 million for the years ended July 31, 2019 and 2018, respectively.

Note 6—Goodwill

The Company’s goodwill related to an acquisition made in a prior period and is carried on the balance sheet of Zedge Europe AS.

The table below reconciles the change in the carrying amount of goodwill for the period from July 31, 2017 to July 31, 2019:

(in thousands)

Balance at July 31, 2017	$2,518
Foreign currency translation adjustments	(71)
Balance at July 31, 2018	2,447
Foreign currency translation adjustments	(181)
Balance at July 31, 2019	$2,266

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Accrued Expenses

Accrued expenses consist of the following:

July 31,
(in thousands)	2019	2018
Accrued vacation	$503	$559
Accrued payroll taxes	183	184
Accrued payroll and bonuses	235	393
Accrued severance	-	83
Hedge payable	38	41
Accrued professional fees	57	96
Due to artists	56	9
Other	100	67
Total accrued expenses	$1,172	$1,432

Note 8—Equity

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

Note 9—Commitments and Contingencies

Legal Proceedings

In March 2014, Saregama India, Limited filed a lawsuit against the Company before the Barasat District Court, seeking approximately $1.6 million as damages and an injunction for copyright infringement. Saregama India alleged that the Company made available Saregama India’s sound recordings through the Company’s platform with full knowledge that the sound recordings had been uploaded and were being communicated to the public without obtaining any license from Saregama India. On August 20, 2019, the Court lifted the injunction and, subsequently, Saregama India executed a consent pursuant to which the case against the Company was dismissed.

The Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Lease Commitments

The Company’s future contractual obligations and other commercial commitments at July 31, 2019 were as follows:

Year ended July 31,
(in thousands)	2020	2021	2022	Total
Real estate leases	$297	$293	$107	$697
Software as a Service (“SaaS”) license	200	-	-	200
Total contractual obligations	$497	$293	$107	$897

Rental expense under operating leases was $354,000 and $328,000 in the years ended July 31, 2019 and 2018, respectively.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Income Taxes

The components of loss before income taxes are as follows:

Year ended July 31,
(in thousands)	2019	2018
Domestic	$(3,199)	$(1,245)
Foreign	(129)	(88)
Loss before income taxes	$(3,328)	$(1,333)

Provision for income taxes consisted of the following:

Year ended July 31, (in thousands)	2019	2018
Current:
Foreign	$15	$59
Federal	-	-
State	1	(1)
Total current expense	16	58
Deferred:
Foreign	-	172
Federal	-	-
State	-	-
Total deferred expense	-	172
Provision for income taxes	$16	$230

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows:

Year ended July 31, (in thousands)	2019	2018
U.S federal income tax (benefit) at statutory rate	$(699)	$(352)
State tax (net of federal benefit)	(449)	136
Change in valuation allowance	1,147	(182)
Foreign tax rate differential	7	10
Stock based compensation and employement credits	(3)	(10)
Impact of Tax Cuts and Jobs Act	-	393
Transition Tax	-	161
Other	13	74
Provision for income taxes	$16	$230

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

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

July 31, (in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$1,616	$698
Reserves and accruals	370	215
Stock-based compensation	211	137
Net deferred tax assets	2,197	1,050
Less valuation allowance	(2,197)	(1,050)
Total deferred tax assets	$-	$-

At July 31, 2019, the Company had available U.S. federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $4.6 million and $6.0 million, respectively, to offset future taxable income. Approximately $2.3 million federal NOLs can be carried forward indefinitely but it is limited to 80% of future taxable income. The federal and state NOL carryforwards will begin to expire in 2036. The Company generated a net operating loss from foreign operations for the period ended July 31, 2019 of $143,000.

Due to its history of losses, the Company believes that it is more-likely-than-not that substantially all of the deferred tax assets will not be realized. Therefore, the Company has a full valuation allowance on all U.S. and foreign deferred tax assets. The change in the valuation allowance is as follows:

Year ended July 31, (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2019
Reserves deducted from deferred income taxes, net:
Valuation allowance	$1,050	$1147	$-	$2,197
2018
Reserves deducted from deferred income taxes, net:
Valuation allowance	$1,232	$—	$(182)	$1,050

At July 31, 2019 and 2018, the Company did not have any unrecognized tax benefits and did not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date. In the year ended July 31, 2019, the Company recorded no interest and penalties on income taxes. In fiscal 2018, the Company recorded $3,800 interest and penalties on income taxes. At July 31, 2019 and 2018, there was no accrued interest included in income taxes payable.

The Company currently remains subject to examinations of its U.S. tax returns as follows: U.S. federal tax return for pre and post spin periods for fiscal 2016 to fiscal 2018, state and local tax returns generally for fiscal 2016 to fiscal 2018 and foreign tax returns generally for fiscal 2017 to fiscal 2018.

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

Research and Development Credits

As of July 31, 2019 and 2018, the balance of the Company’s receivable from Norway’s SkatteFUNN government program designed to stimulate research and development in Norwegian trade and industry was $35,000 and $208,000, respectively, which was included in “Other current assets” in the consolidated balance sheet and $0 and $39,000 was recorded as a reduction of selling, general and administrative expense for the years ended July 31, 2019 and 2018, respectively.

Note 11—Stock-Based Compensation

2016 Stock Option and Incentive Plan

The Company adopted the Zedge, Inc. 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”), which became effective upon the consummation of the Spin-Off. The 2016 Incentive Plan is intended to provide incentives to executive officers, employees, directors and consultants of the Company. Incentives available under the 2016 Incentive Plan include restricted stock, deferred stock unit, stock options and stock appreciation rights. The 2016 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors.

On October 18, 2017, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 350,000 shares to an aggregate of 1,041,000 shares. This amendment was ratified by the Company’s stockholders during Annual Meeting held on January 17, 2018. At July 31, 2019, there were 374,000 shares of the Company’s Class B common stock available for awards under the 2016 Incentive Plan.

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

In the years ended July 31, 2019 and 2018 there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

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

In fiscal 2019, the Compensation Committee approved two equity grants of options to purchase an aggregate of 27,493 shares of our Class B common stock to 6 non-executive employees. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $33,000 based on the estimated fair value of the options on the grant dates.

In fiscal 2019, the Company received proceeds of $5,291 from the exercise of stock options for which the Company issued 40,700 shares of its Class B common stock. In fiscal 2018, the Company received proceeds of $231,810 from the exercise of stock options for which the Company issued 172,239 shares of its Class B common stock.

The Company cancelled options grants of 69,000 shares and 132,000 shares in fiscal 2019 and fiscal 2018 respectively primarily due to employee resignations or layoffs.

The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model (“BSM”) and the assumptions in the following table. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company used the following weighted average assumptions in its BSM pricing model:

Year ended July 31,	2019	2018
Expected term	6.0 years	6.0 years
Volatility	74%	71%
Risk free interest rate	2.7%	2.1%
Dividends	—	—

The following represents option activity for the fiscal years ended July 31, 2019 and 2018, including options granted prior to the spin-off on June 1, 2016 and options granted under the 2016 Incentive Plan adopted on June 2, 2016:

	Number of Options (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2017	1,438	$1.59
Granted	180	2.57
Exercised	(172)	1.35
Cancelled / forfeited	(132)	3.29
Outstanding at July 31, 2018	1,314	$1.58	7.4	$2,055
Granted	27	1.80
Exercised	(41)	0.13
Cancelled / forfeited	(69)	1.99
Outstanding at July 31, 2019	1,231	$1.60	6.32	$642
Exercisable at July 31, 2019	1,107	$1.43	6.15	$642

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the periods indicated:

July 31, (in thousands except per share amounts)	2019	2018
Weighted average grant date fair value of options granted	$1.19	$1.38
Intrinsic value of options exercised	66	312
Fair value of awards vested	252	235

At July 31, 2019, there was $63,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 0.4 years.

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

In addition to the above payments, the Company granted a total of 192,953 restricted shares of the Company’s Class B common stock to former Freeform employees, which shall vest over a four-year period subject to continued employment. Notwithstanding the above, these restricted shares shall become vested upon (i) a Change in Control (as defined in the 2016 Incentive Plan) or (ii) the termination of their employment without Cause. These shares had an aggregate grant date fair value of $369,000 which is being amortized on a straight-line basis over the vesting period.

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

In fiscal 2019, the Company granted 30,558 restricted shares of its Class B common stock, which vested immediately, to its non-employee Board of Directors at an average grant date fair value of $2.33 per share. In fiscal 2018, the Company granted 49,533 restricted shares of its Class B common stock, which vested immediately, to its non-employee Board of Directors at an average grant date fair value of $3.00 per share. These shares were awarded pursuant to the non-employee Board of Director’s semi-annual grant.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 31, 2019, there were 195,375 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2019, there was $335,000 of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 1.8 years.

The following represents restricted shares activity for the fiscal years ended July 31, 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock award award as of July 31, 2017	49,474	NA
Granted	301,506	2.32
Vested	(47,263)	NA
Forfeited	(2,211)	NA
Non-vested stock award award as of July 31, 2018	301,506	$2.32

Granted	-	-
Vested	(106,131)	2.30
Forfeited	-	-
Non-vested stock award award as of July 31, 2019	195,375	$2.33

NA: Restricted shares awarded to the holders of IDT restricted Class B common stock as of part of Spin-Off in June, 2016, grant date fair value is not available

Note 12—Related Party Transactions

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

The change in the Company’s liability to IDT was as follows:

Years ended July 31,
(in thousands)	2019	2018
Balance at beginning of year	$1	$36
Payments by IDT on behalf of the Company	21	303
Cash repayments, net of advances	(22)	(338)
Balance at end of year	$-	$1

In the years ended July 31, 2019 and 2018, the Company paid $171,000 and $174,000, respectively, to Braze Inc. (formerly “Appboy, Inc.”) for use of its customer relationship management and lifecycle marketing platform. The former Chief Executive Officer and Co-Founder of Braze, Inc. is a member of the Company’s Board of Directors.

Note 13—Business Segment and Geographic Information

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
July 31, 2019	$3,304	$212	$3,516
July 31, 2018	$3,234	$235	$3,469

Total assets:
July 31, 2019	$5,508	$3,499	$9,007
July 31, 2018	$7,661	$4,072	$11,733

Note 14—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two years term which was extended for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At July 31, 2019, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At July 31, 2019, there were $0.5 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, which reduced the available borrowing under the revolving credit facility by $50,000 see Note 4 above.

Note 15—Defined Contribution Plan

In September 2016, the Company adopted a 401(k) Plan, effective August 1, 2016, available to all employees meeting certain eligibility criteria. The Plan permits participants to elect pre-tax or after-tax salary deferrals that will be contributed to the Plan, not to exceed the limits established by the Internal Revenue Code. The Plan provides for enhanced safe harbor employer matching contributions. All contributions made by participants and safe harbor matching contributions by the Company will be fully vested. The Company’s Class A common stock and Class B common stock are not investment options for elective deferrals by the Plan’s participants. However, matching contributions may be made in shares of the Company.

The Company’s cost for matching contributions to the Plan were $48,000 and $33,000 for the years ended July 31, 2019 and 2018, respectively. In lieu of making cash contribution, the Company opted to contribute 19,479 shares and 11,130 shares of the Company’s Class B common stock to the Plan for fiscal 2019 and fiscal 2018, respectively.

Note 16— Investment in Privately Held Company

In August 2018, the Company made a $250,000 investment in TreSensa, Inc. (“TreSensa”), representing a less than 1% equity ownership interest on a fully-diluted basis, and concurrently entered into a playable ad distribution agreement with TreSensa under which the Company shall be paid a higher percentage (when compared to industry norms) of revenue derived from all playable ads provided by TreSensa, from its available catalogue for distribution through the Zedge App. This distribution agreement was terminated in April 2019.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s ownership interest in TreSensa, a privately held company, is comprised of non-marketable equity securities without a readily determinable fair value. On August 1, 2018, the Company adopted ASU 2016-01, a new standard on the classification and measurement for non-marketable securities. The Company adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in interest and other income (expense), net.

The Company periodically evaluates the carrying value of the investments in privately held company when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately held company that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately held company, the amount of cash that the privately held company have on-hand, the ability to obtain additional financing and overall market conditions in which the privately held company operate or based on the price observed from the most recent completed financing round.

Management performed its qualitative assessment using the above factors, which indicated the investment's fair value is below its carrying value, and therefore recorded an impairment charges of $250,000 in July 2019 which was included in interest and other income (expense), net in the consolidated statements of comprehensive loss, and reduced the carrying value of the Company’s non-marketable equity securities to $0 as of July 31, 2019.