Form 10-Q
period 2019-10-31
Zedge, Inc.
filed 2019-12-13
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes  ☐  No  ☒

As of December 10, 2019, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	9,872,199 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(Unaudited)

	October 31, 2019	July 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,659	$1,609
Trade accounts receivable, net of allowance for doubtful accounts of $0 at October 31, 2019 and July 31, 2019	1,065	1,133
Prepaid expenses	220	380
Other current assets	57	103
Total current assets	3,001	3,225
Property and equipment, net	3,099	3,396
Goodwill	2,168	2,266
Other assets	583	120
Total assets	$8,851	$9,007
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$328	$217
Insurance premium loan payable	110	141
Accrued expenses and other current liabilities	1,466	1,172
Deferred revenues	613	517
Total current liabilities	2,517	2,047
Other liabilities	242	-
Total liabilities	2,759	2,047
Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at October 31, 2019 and July 31, 2019	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 9,876 shares issued, and 9,840 shares outstanding at October 31, 2019 and 9,876 shares issued and 9,854 ouststanding at July 31, 2019	99	99
Additional paid-in capital	23,229	23,131
Accumulated other comprehensive loss	(1,128)	(985)
Accumulated deficit	(16,044)	(15,243)
Treasury stock, 36 shares at October 31, 2019 and 22 shares at July 31, 2019, at cost	(69)	(47)
Total stockholders’ equity	6,092	6,960
Total liabilities and stockholders’ equity	$8,851	$9,007

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	October 31,
	2019	2018
Revenues	$2,033	$2,381
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	328	350
Selling, general and administrative	1,945	2,309
Depreciation and amortization	505	303
Loss from operations	(745)	(581)
Interest and other income	-	7
Net loss resulting from foreign exchange transactions	(56)	(129)
Loss before income taxes	(801)	(703)
Provision for income taxes	-	3
Net loss	(801)	(706)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(143)	(131)
Total other comprehensive loss	(143)	(131)
Total comprehensive loss	$(944)	$(837)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.08)	$(0.07)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	10,196	10,025

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2019	525	$5	9,876	$99	$23,131	$(985)	$(15,243)	$(47)	$6,960
Stock-based compensation	-	-	-	-	98	-	-	-	98
Purchase of treasury stock	-	-	-	-	-	-	-	(22)	(22)
Foreign currency translation adjustment	-	-	-	-	-	(143)	-	-	(143)
Net loss	-	-	-	-	-	-	(801)	-	(801)
Balance – Oct. 31, 2019	525	$5	9,876	$99	$23,229	$(1,128)	$(16,044)	$(69)	$6,092

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2018	525	$5	9,786	$98	$22,508	$(702)	$(11,899)	$-	$10,010
Stock-based compensation	-	-	-	-	121	-	-	-	121
Purchase of treasury stock								(31)	(31)
Foreign currency translation adjustment	-	-	-	-	-	(131)	-	-	(131)
Net loss	-	-	-	-	-	-	(706)	-	(706)
Balance – Oct. 31, 2018	525	$5	9,786	$98	$22,629	$(833)	$(12,605)	$(31)	$9,263

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2019	2018
Operating activities
Net loss	$(801)	$(706)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	505	303
Stock-based compensation	98	121
Change in assets and liabilities:
Trade accounts receivable	68	541
Prepaid expenses and other current assets	207	238
Other assets	(13)	3
Trade accounts payable and accrued expenses	192	408
Due to IDT Corporation	-	13
Deferred revenue	96	-
Net cash provided by operating activities	352	921
Investing activities
Capitalized software and technology development costs and purchase of equipment	(213)	(445)
Investment in privately-held company	-	(250)
Net cash used in investing activities	(213)	(695)
Financing activities
Repayment of insurance premium loan payable	(31)	-
Purchase of treasury stock in connection with restricted stock vesting	(22)	(31)
Net cash used in financing activities	(53)	(31)
Effect of exchange rate changes on cash and cash equivalents	(36)	(42)
Net increase in cash and cash equivalents	50	153
Cash and cash equivalents at beginning of period	1,609	3,408
Cash and cash equivalents at end of period	$1,659	$3,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest expenses	$1	$-

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Recently Adopted Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc. (dissolved as of May 2, 2019) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020 or any other period. The balance sheet at July 31, 2019 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent public company through a pro rata distribution of the Company’s common stock held by IDT to IDT’s stockholders (the “Spin-Off”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2020 refers to the fiscal year ending July 31, 2020).

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 —Leases (Topic 842), and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for operating leases to increase the transparency and comparability.

The Company adopted this standard in the first quarter of fiscal 2020, effective as of August 1, 2019, using the modified retrospective approach. The adoption of Topic 842 had a material impact on the Company’s consolidated balance sheets, but did not impact its consolidated statements of comprehensive loss, consolidated statements of stockholders’ equity, or consolidated statements of cash flows. There was no adjustment to beginning retained earnings on August 1, 2019. The Company elected the short-term lease recognition exemption for all leases that qualify. Accordingly, the Company did not recognize ROU assets or lease liabilities for leases that qualify, including leases for existing short-term leases in effect at transition and continue to recognize those lease payments as expenses on the Company’s consolidated statements of comprehensive loss on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components for all its leases. Upon adoption, the Company recognized new ROU assets and lease obligations on the Consolidated Balance Sheet for its operating leases of $538,000 and $512,000, respectively. See Note 12 – Lease for further details.

In August 2017, the FASB issued ASU 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting Hedging Activities, which was intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU were effective for the Company on August 1, 2019. Entities were to apply the amendments to qualified hedge relationships that existed on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements were to be applied prospectively. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements as the Company’s hedging activities of foreign currency are not designated and/or do not qualify as hedging instruments. See Note 4 – Derivative Instruments for further details.

Note 2—Revenue

Revenue Recognition

The Company generates revenue from three sources: (1) Advertising; (2) Other; and (3) Service. Over 80% of the Company’s revenue is generated from selling its advertising inventory (“Advertising Revenue”) to advertising networks, advertising exchanges, and direct arrangements with advertisers. The remaining revenue is a combination of paid subscriptions and Zedge Premium (“Other Revenue”) which were launched in January 2019 and March 2018 respectively. In the prior period, the Company generated service revenue by managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher (“Service Revenue”). The contract with this publisher was terminated effective May 31, 2019.

The Company’s currently paid subscription offering allows users to pay a monthly or annual fee to remove unsolicited advertisements from the Zedge app. The Company is working on adding additional capabilities to its paid subscription offerings including offering paid subscriptions to iOS customers. On the Zedge Premium platform, the Company retains 30% as fee revenue when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on the Offer Wall. Additionally, the Company also earns revenue from breakage related to expired Zedge Credits.

The following table summarizes revenue by type of service for the periods presented:

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Advertising revenue	$1,667	$2,198
Other revenue	366	12
Service revenue	-	171
Total Revenue	$2,033	$2,381

Contract Balances

Deferred revenues

The Company records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon six months of account inactivity. As of October 31, 2019, and July 31, 2019, the Company’s deferred revenue balance related to Zedge Premium was approximately $118,000 and $155,000, respectively. In the three months ended October 31, 2019, the Company recognized $80,000 in revenue from breakage upon expiration of Zedge Credits.

The Company also records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of October 31, 2019, the Company’s deferred revenue balance related to paid subscriptions was approximately $495,000, representing approximately 198,000 active subscribers. As of July 31, 2019, the Company’s deferred revenue balance related to paid subscriptions was approximately $362,000, representing approximately 129,000 active subscribers. The amount of revenue recognized in the three months ended October 31, 2019 that was included in the deferred balance at July 31, 2019 was $126,000.

Practical Expedients

The Company generally expenses the fees retained by Google Play related to paid subscription revenue when incurred because the duration of the contracts for which the Company pay commissions are less than one year. These costs are included in the selling, general and administrative expenses of the Consolidated Statements of Comprehensive Loss.

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
31-Oct-19
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$60	$-	$60

31-Jul-19
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$38	$-	$38

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at October 31, 2019 and July 31, 2019 included trade accounts receivable, trade accounts payable, insurance premium loan payable and lease liabilities. The carrying amounts of the trade accounts receivable, trade accounts payable, insurance premium loan payable and lease liabilities approximated fair value due to their short-term nature.

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

The outstanding contracts at October 31, 2019, are as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Nov-19	$400,000	3,489,200
Dec-19	400,000	3,556,640
Jan-20	400,000	3,554,680
Feb-20	400,000	3,553,560

Total	$1,600,000	14,154,080

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Derivatives Instruments	Balance Sheet Location	October 31, 2019	July 31, 2018
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Accrued expenses	$60	$38

The effects of derivative instruments on the consolidated statements of comprehensive loss were as follows:

		Amount of Loss
		Recognized on Derivatives
		Three Months Ended
		October 31,
Derivatives not designated or not qualifying as hedging instruments	Statement of Comprehensive Loss Location	2019	2018
		(in thousands)
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$(74)	$(150)

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	October 31,	July 31,
	2019	2019
	(in thousands)
Accrued vacation	$475	$503
Accrued payroll taxes	269	183
Accrued payroll and bonuses	222	235
Operating lease liability	207	-
Accrued severance	90	-
Hedge payable	60	38
Accrued professional fees	20	57
Due to artists	59	56
Other	64	100
Total accrued expenses and other current liabilities	$1,466	$1,172

Note 6—Stock-Based Compensation

2016 Stock Option and Incentive Plan

On October 18, 2017, the Company’s Board of Directors amended its 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock, par value $0.01 per share (“Class B Stock”) available for the grant of awards thereunder by 350,000 shares, to an aggregate of 1,041,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 17, 2018. At October 31, 2019, there were 285,000 shares of Class B Stock available for awards under the 2016 Incentive Plan.

On November 7, 2019, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 230,000 shares. This amendment is subject to ratification by the Company’s stockholders during Annual Meeting which is scheduled to take place on January 13, 2020.

Pursuant to the 2016 Incentive Plan, the option exercise price for all stock option awards must not be less than the Fair Market Value of the shares of Class B Stock covered by the option award on the date of grant. In general, Fair Market Value means the closing sale price per share of Class B Stock on the exchange on which the Class B Stock is principally traded for the last preceding date on which there was a sale of Class B Stock on such exchange.

Stock Options

On October 18, 2017, the Compensation Committee approved the grant of options to purchase an aggregate of 124,435 shares of Class B Stock to 55 of its non-executive employees. The options vest over a three-year period from December 8, 2017. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $159,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

In fiscal 2019, the Compensation Committee approved two equity grants of options to purchase an aggregate of 27,493 shares of Class B Stock to 6 non-executive employees. The options vest over a three-year period. Unrecognized compensation expense related to this grant was an aggregate of $33,000 based on the estimated fair value of the options on the grant dates.

At October 31, 2019, unrecognized compensation expense related to unvested stock options was an aggregate of $36,000.

Deferred Stock Units

On August 28, 2019, the Compensation Committee approved the grant of 90,000 Deferred Stock Units (DSUs) to 11 of its non-executive employees based in Norway and Lithuania. Each DSU represents a right to receive one share of Class B Common Stock. The DSUs vest over a four-year period from August 1, 2019. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $139,000 based on the estimated fair value of the DSUs on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. At October 31, 2019, unrecognized compensation expense related to unvested DSUs was an aggregate of $133,000.

Restricted Stock Award

On February 7, 2018, the Compensation Committee and the Corporate Governance Committee of our Board of Directors approved a grant of 108,553 restricted shares of Class B Common Stock to our Executive Chairman Michael Jonas. Mr. Jonas agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2018 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2018 budget. The grant was made at the time that the milestones previously set were achieved. One-third of the shares have vested and the remaining shares shall vest in equal amounts on February 7, 2020 and 2021. These shares had an aggregate grant date fair value of $330,000 which is being amortized on a straight-line basis over the vesting period. At October 31, 2019, unrecognized compensation expense related to unvested restricted stock was an aggregate of $137,000.

In connection with the Freeform acquihire in September 2017, the Company granted a total of 192,953 restricted shares of Class B Common Stock to former Freeform employees, which shall vest over a four-year period subject to continued employment. These shares had an aggregate grant date fair value of $369,000 which is being amortized on a straight-line basis over the vesting period. At October 31, 2019, unrecognized compensation expense related to unvested restricted stock was an aggregate of $150,000.

In September 2019 and 2018, we purchased 14,114 shares and 14,137 shares respectively of Class B Stock from former Freeform employees for $22,300 and $30,543 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

Note 7—Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture, conversions of unvested DSUs and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended
	Oct. 31,
	2019	2018
	(in thousands)
Basic weighted-average number of shares	10,196	10,025
Effect of dilutive securities:
Stock options	-	-
Non-vested restricted Class B common stock	-	-
Non-vested deferred stock units	-	-
Diluted weighted-average number of shares	10,196	10,025

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended
	Oct. 31,
	2019	2018
	(in thousands)
Stock options	1,231	1,326
Non-vested restricted Class B common stock	154	253
Non-vested deferred stock units	90	-

Shares excluded from the calculation of diluted earnings per share	1,475	1,579

For the three months ended October 31, 2019 and 2018, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

Note 8—Contingencies

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

Note 9—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two years term which was extended for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At October 31, 2019, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At October 31, 2019, there were $1.6 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, which reduced the available borrowing under the revolving credit facility by $160,000 see Note 4 above.

Note 10—Investment in Privately-held Company

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

In the fourth quarter of fiscal 2019, management performed its qualitative assessment using the above factors, which indicated the investment’s fair value was below its carrying value, and therefore recorded an impairment charges of $250,000 in July 2019 and reduced the carrying value of the Company’s non-marketable equity securities to $0 as of July 31, 2019.

Note 11—Business Segment and Geographic Information

The Company offers a state-of-the-art digital publishing platform. The Company use this platform to power its consumer-facing mobile personalization app, called Zedge, available in the Google Play store and iTunes, which offers an easy, entertaining and immersive way for end-users to engage with its rich and diverse catalogue of wallpapers, stickers, ringtones, notification sounds and video wallpapers. The Company is evolving by developing new, entertainment-focused apps, that will run on its publishing platform. The Company conducts business as a single operating segment.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
31-Oct-19	$3,021	$655	$3,676
31-Jul-19	$3,304	$212	$3,516

Total assets:
31-Oct-19	$5,027	$3,825	$8,851
31-Jul-19	$5,508	3,499	$9,007

Note 12— Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in other assets, accrued expenses and other current liabilities, and other liabilities on the Company’s Consolidated Balance Sheets. The Company does not have any finance leases.

Leases with a term greater than one year are recognized on the Consolidated Balance Sheet as right-of-use (“ROU”) assets, lease obligations and, if applicable, long-term lease obligations in the line items cited above. The Company has elected not to recognize leases with terms of one year or less on the Consolidated Balance Sheets. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company has elected to combine lease components (including land, building or other similar items) and non-lease components (including common area maintenance, maintenance, consumables, or other similar items) as a single component and therefore the non-lease components are included the calculation of the present value of lease payments. The lease expense is recognized over the expected term on a straight-line basis.

The Company currently leases 11,578 square feet of office space for its technology development center located in Trondheim, Norway, under a noncancelable lease that expires in 2021. The Company uses these facilities to accommodate its product, design and technology team. Additionally, the Company also has short-term leases for its offices in 1) New York to house its commercial operations including sales, accounting and finance, and business development, 2) Vilnius, Lithuania, a satellite development center and 3) Bodo, Norway that meet short-term lease criteria and are not recognized on the Consolidated Balance Sheets. Most leases include one or more options to renew, and the exercise of these options is at the Company’s sole discretion. The Company determined that its options to break or renew would not be reasonably certain in determining the expected lease term, and therefore are not included as part of its ROU assets and lease liabilities.

In calculating the present value of the lease payments, the Company has elected to utilize its estimated incremental borrowing rate based on the remaining lease term and not the original lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

The elements of lease expense were as follows (in thousands):

Three Months Ended October 31, 2019
Operating lease cost	$58
Other lease cost, net (1)	32
Total lease cost	$90

(1)	Other lease cost, net includes short-term lease costs and variable lease costs, which are immaterial.

The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet (in thousands):

As of October 31, 2019
Operating leases:
Other assets	$470
Accrued expenses and other current liabilities	$207
Other liabilities	242
Total operating lease liabilities	$449

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of October 31, 2019:

As of October 31, 2019
Weighted average remaining lease term:
Operating leases	2.17 years
Weighted average discount rate:
Operating leases	5.00%

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$71

Future minimum lease payments under non-cancelable leases for the years ending July 31, 2020, 2021, 2022, and thereafter are as follows (in thousands):

Operating Leases
2020	$134
2021	240
2022	103
Total future minimum lease payments	477
Less imputed interest	28
Total	$449

As of October 31, 2019, the Company did not have any leases that have not yet commenced that create significant rights and obligations.

Note 13—Provision for Income taxes

The decrease in the provision for income taxes in the three months ended October 31, 2019 compared to the corresponding period in fiscal 2019 was primarily due to the jurisdiction in which the loss was incurred in the three months ended October 31, 2019 compared to the same period in fiscal 2019 and the Company’s ability to utilize net operating losses the Company holds in those jurisdictions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

As used below, unless the context otherwise requires, the terms “the Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation and its subsidiary Zedge Europe AS, collectively.

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

Our Zedge app has been installed more than 409 million times, and at October 31, 2019, boasted nearly 30 million monthly active users, or MAU. Our Zedge app has consistently ranked as one of the most popular free apps in the Google Play store in the United States. MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day period. Historically, we have not made a material investment in paid user acquisition for our Zedge app.

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

In January 2019, we started offering freemium Zedge app users the ability to convert into paying subscribers for amongst other things the ability to remove unsolicited advertisements from our Zedge app. As of October 31, 2019, we amassed 198,000 active subscribers. In fiscal 2020, we hope to further optimize the offer based on user type, geography and price point as well as introduce new subscription enhancements like content bundles and rewards.

As of October 31, 2019, approximately 53% of our Zedge app’s user base was located in North America and Europe, evenly split between the regions. Over the past several years, we have experienced a shift in our regional customer make-up with MAU increasing in emerging markets and decreasing in well-developed markets. In the first quarter of fiscal 2020, users in emerging markets and well-developed economies declined by 4.6% and 28.4% respectively when compared to the same period in fiscal 2019. The downward trajectory in MAU was exacerbated by Google Play temporarily suspending our app from their store in late September and recommending that users uninstall the app when Google Play Protect detected buggy code in a standard technology integration with one of our third-party advertising partners.

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

During the most recent quarter ended October 31, 2019, we generated more than 80% of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base.

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

Zedge Premium is our marketplace in the Zedge app where artists and brands can market, distribute and sell their digital content to our users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits via an in-app purchase. If a user purchases Zedge Credits, Google Play or iTunes keeps 30% of the purchase price with the remaining 70% being paid to us. When a user purchases Zedge Premium content the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item and we retain the remaining 30% as our fee, which we recognize as Other Revenue. Some of the Zedge Premium content is available for print-on-demand merchandise. When a user purchases a print-on-demand item, the artist or brand is paid 70% of the net profit, after accounting for cost-of-goods sold, shipping and handling, credit card processing and related costs, and we recognize Other Revenue from the remaining 30%. As Zedge Premium matures and expands, we expect it to also diversify our revenue source mix. The print-on-demand feature is being phased out in December 2019.

In January 2019, we started testing a subscription-based product on Android, whereby users of our Zedge app can prepay a monthly or yearly fee to amongst of things remove unsolicited ads when using our Zedge app. The initial results were positive and, in the third quarter of fiscal 2019, we scaled the offering for our entire Android user base. We offer our Zedge users a choice of a monthly or yearly subscription sold through the Google Play store. For paid subscriptions sold through the Google Play store, the subscriber executes a clickthrough agreement with us outlining the terms and conditions between us and the subscriber upon purchase of the subscription. The Google Play store processes payments for paid subscriptions, and retain up to 30% as a fee. Subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. Both monthly and yearly paid subscriptions are nonrefundable after seven days, and are automatically renewed at expiration date unless cancelled by subscribers. Because of the cancellation clauses for these paid subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. To date, cancellation rates have been insignificant. As of October 31, 2019, there were close to 198,000 active paid subscriptions, consisting of mostly yearly paid subscriptions. From inception through November 30, 2019, paid subscriptions have generated more than $1 million in gross revenue.

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

Recent Developments

In late November 2019 we launched ’Shortz – Chat Stories by Zedge’ for Android users in the United States, United Kingdom, and Canada. Shortz is a new entertainment app offering serialized, short-form fiction delivered in a text-message format. We expect to launch an iOS version of this app in the next several weeks. Shortz follows a freemium subscription model where prospective users will be able to sample the first chapter of a story for free. If they like the experience, they will be given an opportunity to sign up for a paid weekly, monthly, or annual subscription.

On December 9, 2019, we filed with the SEC a Registration Statement on Form S-3 registering shares of the Company’s Class B common stock and/or warrants to purchase shares of Class B Common Stock, with an aggregate value of up to $5.0 million.

Results of Operations

Three Months Ended October 31, 2019 Compared to Three Months Ended October 31, 2018

	Three months ended
	October 31,		Change
	2019	2018	$	%
	(in thousands)
Revenues	$2,033	$2,381	$(348)	-14.6%
Direct cost of revenues	328	350	(22)	-6.3%
Selling, general and administrative	1,945	2,309	(364)	-15.8%
Depreciation and amortization	505	303	202	66.7%
Loss from operations	(745)	(581)	(164)	28.2%
Interest and other income	-	7	(7)	-100.0%
Net loss resulting from foreign exchange transactions	(56)	(129)	73	-56.6%
Provision for income taxes	-	3	(3)	-100.0%
Net loss	$(801)	$(706)	$(95)	13.5%

nm—not meaningful

Revenues. Revenues declined 14.6% from $2.38 million to $2.03 million in the three months ended October 31, 2019 compared to the same period in fiscal 2019. The decline in revenues were primarily due to the combination of a shift in the makeup of our user base from well-developed markets that command relatively higher advertising rates to emerging markets, and the loss of service revenue from managing and optimizing the advertising operation of a third-party mobile application publisher since June 1, 2019. This decline was partially offset by increased revenue from Zedge Premium and paid subscriptions, both of which remain in early stages and will take time to reach their full potential. Revenue increased 4.3% sequentially from $1.95 million to $2.03 million, primarily attributable to improving monetization schemes that resulted in higher eCPM (Effective Cost per Mille), continued focus on driving paid subscription growth and incremental revenue from forfeiture of expired Zedge Credits.

Our MAU, or unique users that opened our app during the last 30 days of the quarter, in well-developed markets and emerging markets declined 28.4% and 4.6% respectively in the three months ended October 31, 2019 compared to the same period in fiscal 2019. Overall, MAU fell 14.2 % to 29.7 million at October 31, 2019 from 34.6 million at October 31, 2018, primarily as a result of buggy code in a standard technology integration with one of our third-party advertising partners resulting in Google Play temporarily suspending our app from their store in late September and recommending that users uninstall the app.

Notwithstanding the geographical shift and the decline in our overall MAU, revenue per monthly active user or ARPMAU, from our apps remain essentially flat at $0.0210 in the three months ended October 31, 2019 compared to the same period in fiscal 2019. This can be attributable to the higher margin subscription revenue which has been our focus for growth in calendar 2019 as well as other growth initiatives under way including, among other things, unlocking more value from our users in emerging markets.

We completed the rollout of Zedge Premium in March 2018 to a certain segment of our Android user base and we expanded it to 100% of our Android user base in January 2019. In the three months ended October 31, 2019 gross transaction value (the total sales volume transacting through the platform, or “GTV”) and net revenue generated from Zedge Premium were $192,000 and $159,000 respectively. Net revenue included approximately $80,000 of breakage related to expired Zedge Credits which we recorded for the first time in October 2019. We are likely going to see a short-term to medium-term decline in GTV and associated Zedge Premium revenue due to the recent redesign of the app’s homepage which prioritizes Shortz promotion ahead of Zedge Premium. However, we expect to offset the revenue impact due to an anticipated increase in advertising revenue resulting from more inventory being available on the new homepage.

In January 2019 we started offering an option by which users can remove unsolicited advertisements from our Zedge app by paying a fee. Although still in its early stage, we generated $341,000 in gross subscription sales in the three months ended October 31, 2019 and recognized $207,000 in revenue in the same period. We had close to 198,000 active subscription accounts as of October 31, 2019.

We continue to focus on topline growth strategy by testing new monetization drivers including a variety of ad units, merchandising, coin sales as well as certain growth initiatives such as improved content recommendations, sharing and co-creation in order to increase revenues.

Our install count, that is the number of times the Zedge app has been installed on devices, increased to 409.0 million at October 31, 2019 from 351.3 million a year ago.

Direct cost of revenues. Direct cost of revenues decreased by $22,000 or 6.3% in the three months ended October 31, 2019 compared to the same period in fiscal 2019 primarily attributable to the migration of our backend infrastructure to cloud-based providers. As a percentage of revenue, direct costs in the three months ended October 31, 2019 were 16.1% compared to 14.7% for the same period in fiscal 2019. Due to the fixed cost nature of many elements of our direct cost of revenues, the decline in revenue resulted in the increase in direct cost as a percentage of revenue.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting, professional fees, software licensing (“SaaS”) and cost related to being a public company. SG&A expenses decreased by $364,000 or 15.8% in the three months ended October 31, 2019 compared to the same period in fiscal 2019. This increase was primarily attributable to reductions in compensation costs, recruiting fees, legal expense and auditing fees offset by higher marketing costs associated with the approximately 30% fee we pay to Google for each paid subscriber, severance payments and content acquisition expense associated with ’Shortz’ which was launched in late November 2019. As the majority of our employees are based in Norway, a stronger U.S. Dollar against NOK also contributed to the overall decline of SG&A in the three months ended October 31, 2019 when compared to the same period in fiscal 2019.

Our headcount totaled 45 as of October 31, 2019 compared to 57 as of October 31, 2018. The decrease in headcount can be attributable the workforce reduction plan we implemented in May 2019.

Stock-based compensation expense was $98,000 and $121,000 for the three months ended October 31, 2019 and 2018, respectively. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 6 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service. The increase in depreciation and amortization in the three months ended October 31, 2019 compared to the same period in fiscal 2019 was primarily attributable to the completion of seven projects with an aggregate value of $1.4 million completed during the twelve-month period ended October 31, 2019. We started amortizing these capitalized software and technology development costs once these projects were completed.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK relative to the U.S. Dollar, including gains or losses from our hedging activities. In the three months ended October 31, 2019 and 2018, we had losses of $56,000 and $129,000 respectively, including losses from hedging activities.

Provision for income taxes. The decrease in the provision for income taxes in the three months ended October 31, 2019 compared to the corresponding period in fiscal 2019 was primarily due to the jurisdiction in which the loss was incurred in the three months ended October 31, 2019 compared to the same period in fiscal 2019 and our ability to utilize net operating losses the Company holds in those jurisdictions.

As part of the Tax Cuts and Jobs Act of 2017, Global Intangible Low-Taxed Income inclusion (GILTI) and Foreign Derived Intangible Income (FDII) deduction became effective on January 1, 2018.  There was no impact to income tax expense resulting from the GILTI and FDII in light of the Company’s available NOL carry forward and its full valuation allowance.

Liquidity and Capital Resources

General

At October 31, 2019, we had cash and cash equivalents of $1.7 million and working capital (current assets less current liabilities) of $0.5 million, compared to $1.6 million and $1.2 million, respectively at July 31, 2019. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months ending October 31, 2020. We also maintain a revolving line of credit of up to $2.5 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the three months ended October 31, 2019 and 2018:

	Three months ended
	October 31,
	2019	2018
	(in thousands)
Cash flows provided by (used in):
Operating activities	$352	$921
Investing activities	(213)	(695)
Financing activities	(53)	(31)
Effect of exchange rate changes on cash and cash equivalents	(36)	(42)
Increase in cash and cash equivalents	$50	$153

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the three months ended October 31, 2019 and 2018 was primarily attributable to the revenues generated from our service offerings.

Investing Activities

Cash used in investing activities in the three months ended October 31, 2019 and 2018 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service as well as an investment in TreSensa, Inc.

In August 2018, we made a $250,000 investment in a privately-held company which is more fully described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Financing Activities

In August 2019, we obtained a loan of $140,000 to finance about 85% of our directors’ and officers’ and Techguard insurance policies, at an annual percentage interest rate of 4.79% to be repaid over nine equal monthly installments of $15,976.20 starting from September 1, 2019. We repaid approximately $31,000 in principal in first quarter of fiscal 2019.

In September 2019 and 2018, we purchased 14,114 shares and 14,137 shares respectively of Class B Stock from employees for $22,300 and $30,543 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

As of September 27, 2016, we entered into a two-year loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. On September 26, 2018, we extended this agreement for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At October 31, 2019, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At October 31, 2019, there were $1.6 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and no outstanding foreign exchange contracts with greater than nine months tenor, which reduced the available borrowing under the revolving credit facility by $160,000.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable decreased slightly to $1.07 million at October 31, 2019 from $1.13 million at July 31, 2019.

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

In the three months ended October 31, 2019, three customers represented 30%, 25% and 13% of our revenue. At October 31, 2019, three customers represented 34%, 19% and 17% of our accounts receivable balance, and at July 31, 2019, three customers represented 32%, 17% and 17% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At October 31, 2019, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2019.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 8 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no other material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Interim Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zedge, Inc.

December 13, 2019	By:	/s/ ELLIOT GIBBER
Elliot Gibber Interim Chief Executive Officer

December 13, 2019	By:	/s/ Jonathan Reich
Jonathan Reich Chief Financial Officer