Form 10-Q
period 2020-01-31
Zedge, Inc.
filed 2020-03-13
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of March 10, 2020, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	11,674,707 shares outstanding

ZEDGE, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(Unaudited)

	January 31,	July 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$2,252	$1,609
Trade accounts receivable, net of allowance for doubtful accounts of $0 at January 31, 2020 and July 31, 2019	1,032	1,133
Prepaid expenses	175	380
Other current assets	66	103
Total current assets	3,525	3,225
Property and equipment, net	2,941	3,396
Goodwill	2,164	2,266
Other assets	530	120
Total assets	$9,160	$9,007
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$310	$217
Insurance premium loan payable	63	141
Accrued expenses and other current liabilities	1,094	1,172
Deferred revenues	856	517
Total current liabilities	2,323	2,047
Other liabilities	183	-
Total liabilities	2,506	2,047
Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at January 31, 2020 and July 31, 2019	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 9,980 shares issued, and 9,940 shares outstanding at January 31, 2020 and 9,876 shares issued and 9,854 outstanding at July 31, 2019	100	99
Additional paid-in capital	23,705	23,131
Accumulated other comprehensive loss	(1,136)	(985)
Accumulated deficit	(15,944)	(15,243)
Treasury stock, 40 shares at January 31, 2020 and 22 shares at July 31, 2019, at cost	(76)	(47)
Total stockholders’ equity	6,654	6,960
Total liabilities and stockholders’ equity	$9,160	$9,007

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Revenues	$2,644	$2,573	$4,677	$4,954
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	308	328	636	678
Selling, general and administrative	1,894	2,162	3,839	4,471
Depreciation and amortization	363	328	868	631
Income (loss) from operations	79	(245)	(666)	(826)
Interest and other income	5	38	5	45
Net gain (loss) resulting from foreign exchange transactions	17	(35)	(39)	(164)
Income (loss) before income taxes	101	(242)	(700)	(945)
Provision for (benefit from) income taxes	1	(2)	1	1
Net income (loss)	100	(240)	(701)	(946)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(8)	-	(151)	(131)
Total other comprehensive loss	(8)	-	(151)	(131)
Total comprehensive income (loss)	$92	$(240)	$(852)	$(1,077)
Income (loss) per share attributable to Zedge, Inc. common stockholders:
Basic	$0.01	$(0.02)	$(0.07)	$(0.09)
Diluted	$0.01	$(0.02)	$(0.07)	$(0.09)
Weighted-average number of shares used in calculation of income (loss) per share:
Basic	10,229	10,051	10,212	10,038
Diluted	10,615	10,051	10,212	10,038

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2019	525	$5	9,876	$99	$23,131	$(985)	$(15,243)	$(47)	$6,960
Stock-based compensation	-	-	-	-	98	-	-	-	98
Purchase of treasury stock	-	-	-	-	-	-	-	(22)	(22)
Foreign currency translation adjustment	-	-	-	-	-	(143)	-	-	(143)
Net loss	-	-	-	-	-	-	(801)	-	(801)
Balance – Oct. 31, 2019	525	5	9,876	99	23,229	(1,128)	(16,044)	(69)	6,092
Exercise of stock options	-	-	30	-	4	-	-	-	4
Stock-based compensation	-	-	48	1	156	-	-	-	157
Purchase of treasury stock	-	-	-	-	-	-	-	(7)	(7)
Stock issued for matching contributions to the 401(k) Plan	-	-	26	-	41	-	-	-	41
Proceeds from sales of Class B Common Stock	-	-	-	-	275	-	-	-	275
Foreign currency translation adjustment	-	-	-	-	-	(8)	-	-	(8)
Net income	-	-	-	-	-	-	100	-	100
Balance – Jan. 31, 2020	525	$5	9,980	$100	$23,705	$(1,136)	$(15,944)	$(76)	$6,654

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2018	525	$5	9,786	$98	$22,508	$(702)	$(11,899)	$-	$10,010
Stock-based compensation	-	-	-	-	121	-	-	-	121
Purchase of treasury stock	-	-	-	-	-	-	-	(31)	(31)
Foreign currency translation adjustment	-	-	-	-	-	(131)	-	-	(131)
Net loss	-	-	-	-	-	-	(706)	-	(706)
Balance – Oct. 31, 2018	525	5	9,786	98	22,629	(833)	(12,605)	(31)	9,263
Stock-based compensation	-	-	16	-	162	-	-	-	162
Stock issued for matching contributions to the 401(k) Plan	-	-	19	-	48	-	-	-	48
Net loss	-	-	-	-	-	-	(240)	-	(240)
Balance – Jan. 31, 2019	525	$5	9,824	$98	$22,839	$(833)	$(12,845)	$(31)	$9,233

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2020	2019
Operating activities
Net loss	$(701)	$(946)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	868	631
Stock-based compensation	296	331
Change in assets and liabilities:
Trade accounts receivable	102	420
Prepaid expenses and other current assets	243	207
Other assets	(13)	-
Trade accounts payable and accrued expenses	(208)	(106)
Due to IDT Corporation	-	(1)
Deferred revenues	338	-
Net cash provided by operating activities	925	536
Investing activities
Capitalized software and technology development costs and purchase of equipment	(417)	(916)
Investment in privately-held company	-	(250)
Net cash used in investing activities	(417)	(1,166)
Financing activities
Proceeds from sales of Class B Common Stock	275	-
Repayment of insurance premium loan payable	(78)	-
Proceeds from exercise of stock options	4	-
Purchase of treasury stock in connection with restricted stock vesting	(29)	(31)
Net cash provided by (used in) financing activities	172	(31)
Effect of exchange rate changes on cash and cash equivalents	(37)	(43)
Net increase (decrease) in cash and cash equivalents	643	(704)
Cash and cash equivalents at beginning of period	1,609	3,408
Cash and cash equivalents at end of period	$2,252	$2,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest expenses	$2	$-
Cash payments made for income taxes	$1	$-

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Recently Adopted Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc. (dissolved as of May 2, 2019) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020 or any other period. The balance sheet at July 31, 2019 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

The Company adopted this standard in the first quarter of fiscal 2020, effective as of August 1, 2019, using the modified retrospective approach. The adoption of Topic 842 had a material impact on the Company’s consolidated balance sheets, but did not impact its consolidated statements of comprehensive income (loss), consolidated statements of stockholders’ equity, or consolidated statements of cash flows. There was no adjustment to beginning retained earnings on August 1, 2019. The Company elected the short-term lease recognition exemption for all leases that qualify. Accordingly, the Company did not recognize ROU assets or lease liabilities for leases that qualify, including leases for existing short-term leases in effect at transition and continue to recognize those lease payments as expenses on the Company’s consolidated statements of comprehensive income (loss) on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components for all its leases. Upon adoption, the Company recognized new ROU assets and lease obligations on the Consolidated Balance Sheet for its operating leases of $538,000 and $512,000, respectively. See Note 12 – Lease for further details.

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

Note 2—Revenue

Revenue Recognition

The Company generates revenue from three sources: (1) advertising; (2) subscriptions and Zedge Premium; and (3) in prior periods, service. Approximately 85% of the Company’s revenue is generated from selling its advertising inventory (“Advertising Revenue”) to advertising networks, advertising exchanges, and direct arrangements with advertisers. The remaining revenue is a combination of subscriptions and Zedge Premium (“Other Revenue”) which were launched in January 2019 and March 2018 respectively. Prior to May 31, 2019, the Company generated service revenue by managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher (“Service Revenue”). The contract with this publisher was terminated effective May 31, 2019.

The Company’s current subscription offering allows users to pay a monthly or annual fee to remove unsolicited advertisements from the Zedge app. The Company is exploring adding additional features to its subscription offering. On the Zedge Premium platform, the Company retains 30% as fee revenue when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video. Additionally, the Company also earns revenue from breakage related to expired Zedge Credits.

The following table summarizes revenue by type of service for the periods presented:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Advertising revenue	$2,260	$2,374	$3,927	$4,572
Subscriptions and Zedge Premium revenue	384	21	750	33
Service revenue	-	178	-	349
Total Revenue	$2,644	$2,573	$4,677	$4,954

Contract Balances

Deferred revenues

The Company records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon six months of account inactivity. As of January 31, 2020, and July 31, 2019, the Company’s deferred revenue balance related to Zedge Premium was approximately $186,000 and $155,000, respectively. In the six months ended January 31, 2020, the Company recognized $62,000 in revenue from breakage upon expiration of Zedge Credits.

The Company also records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of January 31, 2020, the Company’s deferred revenue balance related to subscriptions was approximately $670,000, representing approximately 300,000 active subscribers. As of July 31, 2019, the Company’s deferred revenue balance related to paid subscriptions was approximately $362,000, representing approximately 129,000 active subscribers. The amount of revenue recognized in the six months ended January 31, 2020 that was included in the deferred balance at July 31, 2019 was $245,000.

Practical Expedients

The Company generally expenses the fees retained by Google Play related to subscription revenue when incurred because the duration of the contracts for which the Company pay commissions are less than one year. These costs are included in the selling, general and administrative expenses of the Consolidated Statements of Comprehensive Income (Loss).

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
31-Jan-20
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$14	$-	$14

31-Jul-19
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$38	$-	$38

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at January 31, 2020 and July 31, 2019 included trade accounts receivable, trade accounts payable, insurance premium loan payable and lease liabilities. The carrying amounts of the trade accounts receivable, trade accounts payable, insurance premium loan payable and lease liabilities approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar – Norwegian Kroner (NOK) exchange rate. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 9). The Company does not apply hedge accounting to these contracts, and therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at January 31, 2020, are as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Feb-20	$400,000	3,553,560

On February 19, 2020, the Company entered into the following foreign exchange forward contracts:

Settlement Date	U.S. Dollar Amount	NOK Amount
Mar-20	$350,000	3,216,849
Apr-20	350,000	3,216,534
May-20	350,000	3,216,464
Jun-20	350,000	3,216,359
Jul-20	350,000	3,216,114
Aug-20	350,000	3,216,324

Total	$2,100,000	19,298,644

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Derivatives Instruments	Balance Sheet Location	January 31, 2020	July 31, 2019
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$14	$38

The effects of derivative instruments on the consolidated statements of comprehensive loss were as follows:

		Amount of Income (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as hedging	Statement of Comprehensive Income	Three Months Ended January 31,		Six Months Ended January 31,
instruments	(Loss) Location	2020	2019	2020	2019
		(in thousands)		(in thousands)
Foreign exchange forward contracts	Net income (loss) resulting from foreign exchange transactions	$20	$(24)	$(54)	$(174)

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31, 2020	July 31, 2019
	(in thousands)
Accrued vacation	$469	$503
Accrued payroll taxes	160	183
Accrued payroll and bonuses	108	235
Operating lease liability	214	-
Accrued severance	32	-
Hedge payable	14	38
Accrued professional fees	-	57
Due to artists	52	56
Other	45	100
Total accrued expenses and other current liabilities	$1,094	$1,172

Note 6—Stock-Based Compensation

2016 Stock Option and Incentive Plan

On November 7, 2019, the Company’s Board of Directors amended its 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 230,000 shares, to an aggregate of 1,271,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 13, 2020. At January 31, 2020, there were 266,000 shares of Class B Stock available for awards under the 2016 Incentive Plan.

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

Stock Options

On October 18, 2017, the Compensation Committee of our Board of Directors approved the grant of options to purchase an aggregate of 124,435 shares of Class B Stock to 55 of its non-executive employees. The options vest over a three-year period from December 8, 2017. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $159,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

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

On November 7, 2019 and January 13, 2020, the Compensation Committee approved two equity grants of options to purchase an aggregate of 180,996 shares of Class B Stock to four employees and one consultant. The options vest over a three-year period. Unrecognized compensation expense related to these grants was an aggregate of $242,000 based on the estimated fair value of the options on the grant dates. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

At January 31, 2020, unrecognized compensation expense related to unvested stock options was an aggregate of $249,000.

Deferred Stock Units

On August 28, 2019, the Compensation Committee approved the grant of 90,000 Deferred Stock Units (DSUs) to 11 of its non-executive employees based in Norway and Lithuania. Each DSU represents a right to receive one share of Class B Common Stock. The DSUs vest over a four-year period from August 1, 2019. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $139,000 based on the estimated fair value of the DSUs on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. At January 31, 2020, unrecognized compensation expense related to unvested DSUs was an aggregate of $127,000.

Restricted Stock Awards

On February 7, 2018, the Compensation Committee and the Corporate Governance Committee of our Board of Directors approved a grant of 108,553 restricted shares of Class B Common Stock to our Executive Chairman Michael Jonas. Mr. Jonas agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2018 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2018 budget. The grant was made at the time that the milestones previously set were achieved. One-third of the shares have vested and the remaining shares shall vest in equal amounts on February 7, 2020 and 2021. These shares had an aggregate grant date fair value of $330,000 which is being amortized on a straight-line basis over the vesting period. Additionally, on November 7, 2019, Mr. Jonas received 1,411 restricted shares of the Company’s Class B common stock to vest as follows: 470 on each of November 7, 2020 and November 7, 2021, and 471 on November 7, 2020. At January 31, 2020, unrecognized compensation expense related to unvested restricted stock was an aggregate of $113,000.

On November 7, 2019, the Compensation Committee approved a grant of 30,534 restricted shares of Class B Common Stock to Mr. Elliot Gibber, our Interim Chief Executive Officer in respect of his service in that capacity through the remainder of Fiscal 2020 (or such shorter period as he shall serve in that capacity), 15,267 shares of which shall vest on each of February 7, 2020 and May 7, 2020. These shares had an aggregate grant date fair value of $60,000 which is being amortized on a straight-line basis over the vesting period. At January 31, 2020, unrecognized compensation expense related to unvested restricted stock was an aggregate of $30,000.

In connection with the Freeform acquihire in September 2017, the Company granted a total of 192,953 restricted shares of Class B Common Stock to former Freeform employees, which shall vest over a four-year period subject to continued employment. These shares had an aggregate grant date fair value of $369,000 which is being amortized on a straight-line basis over the vesting period. At January 31, 2020, unrecognized compensation expense related to unvested restricted stock was an aggregate of $107,000.

For the six months ended January 31, 2020 and 2019, we purchased 18,441 shares and 14,137 shares respectively of Class B Stock from former Freeform employees for $29,072 and $30,543 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

Note 7—Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture, issuances to be made on the vesting of unvested DSUs and the exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Basic weighted-average number of shares	10,229	10,051	10,212	10,038
Effect of dilutive securities:
Stock options	371	-	-	-
Non-vested restricted Class B common stock	3	-	-	-
Deferred stock units	12	-	-	-
Diluted weighted-average number of shares	10,615	10,051	10,212	10,038

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Stock options	937	1,301	1,330	1,301
Non-vested restricted Class B common stock	141	253	172	253
Deferred stock units	-	-	93	-
Shares excluded from the calculation of diluted earnings per share	1,078	1,554	1,595	1,554

For the six months ended January 31, 2020, and the three and six months ended January 31, 2019, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

Note 9—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two years term which was extended for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At January 31, 2020, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At January 31, 2020, there were $400 thousand of outstanding foreign exchange contracts with less than six months tenor under the credit facility, which reduced the available borrowing under the revolving credit facility by $40,000. On February 19, 2020, the Company entered into six foreign exchange forward contracts amounted to $2.1 million in aggregate, see Note 4 above.

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

In the fourth quarter of fiscal 2019, management performed its qualitative assessment using the above factors, which indicated the investment's fair value was below its carrying value, and therefore recorded an impairment charges of $250,000 in July 2019 and reduced the carrying value of the Company’s non-marketable equity securities to $0 as of July 31, 2019.

Note 11—Business Segment and Geographic Information

The Company offers a state-of-the-art digital publishing platform. The Company use this platform to power its consumer-facing mobile personalization app, called Zedge, available in the Google Play store and App Store, which offers an easy, entertaining and immersive way for end-users to engage with its rich and diverse catalogue of wallpapers, stickers, ringtones, notification sounds and video wallpapers. The Company is evolving by developing new, entertainment-focused apps, that will run on its publishing platform. The Company conducts business as a single operating segment.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
31-Jan-20	$2,872	$593	$3,465
31-Jul-19	$3,304	$212	$3,516

Total assets:
31-Jan-20	$5,743	$3,417	$9,160
31-Jul-19	$5,508	3,499	$9,007

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

The elements of lease expense were as follows (in thousands):

	Three Months Ended January 31, 2020	Six Months Ended January 31, 2020
Operating lease cost	$59	$117
Other lease cost, net (1)	37	69
Total lease cost	$96	$186

(1)	Other lease cost, net includes short-term lease costs and variable lease costs, which are immaterial.

The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet (in thousands):

Operating leases:	As of January 31, 2020
Other assets	$417
Other current liabilities	$214
Other liabilities	183
Total operating lease liabilities	$397

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of January 31, 2020:

As of January 31, 2020
Weighted average remaining lease term:
Operating leases	1.92 years
Weighted average discount rate:
Operating leases	5.00%

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$154

Future minimum lease payments under non-cancelable leases for the years ending July 31, 2020, 2021, 2022, and thereafter are as follows (in thousands):

Operating Leases
2020	$76
2021	240
2022	103
Total future minimum lease payments	419
Less imputed interest	22
Total	$397

As of January 31, 2020, the Company did not have any leases that have not yet commenced that create significant rights and obligations.

Note 13—Provision for Income taxes

The change from a benefit to a provision for income taxes in the three months ended January 31, 2020 compared to the corresponding period in fiscal 2019 was primarily due to the change from a net loss in the fiscal 2019 period to net income in the current year period and the jurisdiction in which the income was generated, and the Company’s ability to utilize net operating losses the Company holds in those jurisdictions. There is no change for the provision for income taxes for the six months ended January 31, 2020 compared to the corresponding periods in fiscal 2019. The tax expense consists of minimum state taxes based on allocated net worth.

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

Note 14—Recently Issued Accounting Standards Not Yet Adopted

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on August 1, 2020. The Company does not expect that the new standard will have a significant impact on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company will adopt the new standard effective August 1, 2020 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued Accounting Standard Update No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company will adopt the new standard effective August 1, 2020 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for the Company in the first quarter of fiscal 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Note 15—Subsequent Event

On February 5, 2020, the Company closed a registered direct offering of 1,734,459 shares of its Class B common stock for net proceeds of $2.16 million from both new and existing investors. As of January 31, 2020, the Company had received $275,000 from certain investors for the purchase of 214,844 shares and recorded that amount as additional paid-in capital although shares were not issued to these investors until the closing date of February 5, 2020.

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

Overview

We offer a state-of-the-art digital publishing platform. We use this platform to power our consumer-facing mobile personalization app, called Zedge, available in the Google Play store and App Store, which offers an easy, entertaining and immersive way for end-users to engage with our rich and diverse catalogue of wallpapers, video wallpapers, stickers, ringtones, notification sounds on Android and wallpapers, video wallpapers and ringtones, on iOS. We are evolving by developing new, entertainment-focused apps, that will run on our publishing platform. We secure our content from artists, both amateurs and professionals as well as emerging and major brands. Artists have the ability to easily launch a virtual storefront in our Zedge app where they can market and sell their content to our user base.

Our Zedge app has been installed more than 423.9 million times, and at January 31, 2020, boasted more than 34 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day period. Our Zedge app has consistently ranked as one of the most popular free apps in the Google Play store in the United States. Historically, we have not made a material investment in paid user acquisition for our Zedge app.

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

In January 2019, we started offering freemium Zedge app users the ability to convert into paying subscribers for amongst other things the ability to remove unsolicited advertisements from our Zedge app. As of January 31, 2020, we amassed 300,000 active subscribers. In fiscal 2020, we hope to further optimize the offer based on user type, geography and price point as well as introduce new subscription enhancements like content bundles and rewards.

As of January 31, 2020, approximately 53% of our Zedge app’s user base was located in North America and Europe with a split of 26% and 27%, respectively. Over the past several years, we have experienced a shift in our regional customer make-up with MAU increasing in emerging markets and decreasing in well-developed markets. In the second quarter of fiscal 2020, users in emerging markets increased 2.6% while declined by 20.9% in well-developed economies when compared to the same period in fiscal 2019. The downward trajectory in MAU was exacerbated by Google Play temporarily suspending our app from their store in late September and recommending that users uninstall the app when Google Play Protect detected buggy code in a standard technology integration with one of our third-party advertising partners.

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

During the most recent quarter ended January 31, 2020, we generated more than 85% of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base.

Prior to May 31, 2019, the remainder of our revenues were primarily generated from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. The agreement with this mobile application publisher was terminated effective May 31, 2019, and we are no longer providing these services.

Zedge Premium is our marketplace in the Zedge app where artists and brands can market, distribute and sell their digital content to our users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits via an in-app purchase. If a user purchases Zedge Credits, Google Play or App Store keeps 30% of the purchase price with the remaining 70% being paid to us. When a user purchases Zedge Premium content the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item as royalty and we retain the remaining 30% as our fee, which we recognize as Other Revenue. As Zedge Premium matures and expands, we expect it to also diversify our revenue source mix. We had availed some of the Zedge Premium content for print-on-demand merchandise. When a user purchased a print-on-demand item, the artist or brand was paid 70% of the net profit, after accounting for cost-of-goods sold, shipping and handling, credit card processing and related costs, and we recognized Other Revenue from the remaining 30%. The print-on-demand feature was discontinued in December 2019.

In January 2019, we started testing a subscription-based product on Android, whereby users of our Zedge app could prepay a monthly or yearly fee to amongst other things remove unsolicited ads when using our Zedge app. The initial results were positive and, in the third quarter of fiscal 2019, we availed it to our entire Android user base. We offer our Zedge users a choice of a monthly or yearly subscription sold through the Google Play store. When a user subscribes, he or she executes a clickthrough agreement with us outlining the terms and conditions between us and the subscriber upon purchase of the subscription. The Google Play store processes payments for subscriptions. During the first 12 months from sign up Google retains 30% as a fee, which fee is lowered to 15% from month 13 and onward. Subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. Both monthly and yearly subscriptions are nonrefundable after seven days, [and are automatically renewed at expiration date unless cancelled by subscribers. Because of the cancellation clauses for these subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. To date, cancellation rates have been insignificant. As of January 31, 2020, there were close to 300,000 active paid subscribers, consisting of mostly annual Subscriptions. From launch in January 2019 through January 31, 2020, Subscriptions have generated more than $1.35 million in gross revenue.

In December 2019, we completed the beta launch of ‘Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS, focusing on users in the United States, the United Kingdom and Canada.

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

Recent Developments

On February 5, 2020, we closed a registered direct offering of 1,734,459 shares of our Class B common stock for net proceeds of $2.16 million from both new and existing investors.

Key Performance Indicators

Our results of operations discussion includes disclosure of two key performance indicators - Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU). MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day period, which is important to understanding the size of the user base for the Company’s Zedge app which is a driver of revenue. Changes and trends in MAU are useful for measuring the general health of our business, gauging both present and potential customers' experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement. ARPMAU is valuable because it provides insight into how well we monetize our users and, changes and trends in ARPMAU are indications of how effective our monetization investments are.

On an annual basis, MAU was down in the second quarter of fiscal 20 when compared to the same period a year ago due in part to the Google suspension. Conversely, ARPMAU for the same periods was up pointing to progress we have made in extracting more value from our users. On a sequential quarterly basis, MAU increased pointing to the positive impact that seasonal growth, marketing initiatives and being readmitted into Google Play following the suspension has had on our business. ARPMAU was also higher on a sequential basis due to the continued success we have made in optimizing subscriptions, monetizing users in emerging markets, and improving our advertising stack.

Results of Operations

Three Months and Six Months Ended January 31, 2020 Compared to Three Months and Six Months Ended January 31, 2019

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Revenues	$2,644	$2,573	$71	2.8%	$4,677	$4,954	$(277)	-5.6%
Direct cost of revenues	308	328	(20)	-6.1%	636	678	(42)	-6.2%
Selling, general and administrative	1,894	2,162	(268)	-12.4%	3,839	4,471	(632)	-14.1%
Depreciation and amortization	363	328	35	10.7%	868	631	237	37.6%

Income (loss) from operations	79	(245)	324	nm	(666)	(826)	160	-19.4%
Interest and other income	5	38	(33)	-86.8%	5	45	(40)	-88.9%
Net gain (loss) resulting from foreign exchange transactions	17	(35)	52	nm	(39)	(164)	125	-76.2%
Provision for (benefit from) income taxes	1	(2)	3	nm	1	1	-	0.0%
Net income (loss)	$100	$(240)	$340	nm	$(701)	$(946)	$245	-25.9%

nm—not meaningful

Revenues. Revenues increased 2.8% from $2.57 million to $2.64 million in the three months ended January 31, 2020 compared to the same period in fiscal 2019, primarily as a result of the successful launch of subscriptions in January 2019; continued promotion of Zedge Premium; further optimizations in our ad stack; and the benefit of strong ad spend during the 2019 holiday season.

Revenues decreased 5.6% from $4.95 million to $4.68 million in the six months ended January 31, 2020 compared to the same period in fiscal 2019. The decline in revenues was primarily due to the combination of a shift in the makeup of our user base from well-developed markets that command relatively higher advertising rates to emerging markets, and the loss of service revenue from managing and optimizing the advertising operation of a third-party mobile application publisher since June 1, 2019. While we are still assessing the impact of the temporary Google suspension and any long-term implications, it did have an impact on our revenues during the three months ended October 31, 2019. The decline was partially offset by increased revenue from Zedge Premium and subscriptions.

In the three months ended January 31, 2020, MAU in emerging markets increased 2.6% while declined by 20.9% in well-developed economies when compared to the same period in fiscal 2019. Overall, MAU fell 6.5% to 34.3 million at January 31, 2020 from 36.7 million at January 31, 2019, partially as a result of buggy code in a standard technology integration with one of our third-party advertising partners resulting in Google Play temporarily suspending our app from their store and recommending that users uninstall the app in late September.

Notwithstanding the geographical shift and the decline in our overall MAU, revenue per monthly active user or ARPMAU, from our apps increased 21% to $0.0262 in the three months ended January 31, 2020 from $0.0217 in the same period in fiscal 2019. This can be attributable to the higher margin subscription revenue which has been our focus for growth in calendar 2019 as well as other growth initiatives under way including, among other things, unlocking more value from our users in emerging markets.

We completed the rollout of Zedge Premium in March 2018 to a segment of our Android user base and we expanded it to 100% of our Android user base in January 2019. In the three months ended January 31, 2020 gross transaction value (the total sales volume transacting through the platform, or “GTV”) and net revenue generated from Zedge Premium were $198,000 and $61,000 respectively. For the six months ended January 31, 2020, GTV and net revenue generated from Zedge Premium were $389,000 and $220,000 respectively. We are likely going to see a short-term to medium-term decline in GTV and associated Zedge Premium revenue due to our promotion of Shortz ahead of Zedge Premium. However, we expect to offset the revenue impact by enabling better optimization of our advertising inventory and associated revenue.

In January 2019 we started offering an option by which users can remove unsolicited advertisements from our Zedge app by paying a fee. In the three months and six months ended January 31, 2020, we generated gross subscription revenue of $496,000 and $838,000, respectively and recognized as subscription revenue of $322,000 and $ 530,000 respectively. We had close to 300,000 active subscription accounts as of January 31, 2020.

We continue to focus on topline growth strategy by testing new monetization drivers including a variety of ad units, continuing our investment in driving subscriptions in our flagship app, coin sales as well as certain growth initiatives such as improved content recommendations in order to increase revenues.

Our install count, that is the number of times the Zedge app has been installed on devices, increased to 423.9 million at January 31, 2020 from 367.9 million a year ago.

Direct cost of revenues. Direct cost of revenues decreased by $20,000 and $42,000 in the three months and six months ended January 31, 2020, respectively when compared to the same periods in fiscal 2019, primarily attributable to the migration of our backend infrastructure to cloud-based providers. As a percentage of revenue, direct costs in the three months and six months ended January 31, 2020 were 11.6% and 13.6%, respectively, compared to 12.7% and 13.7% for the same corresponding periods in fiscal 2019. Due to the fixed cost nature of many elements of our direct cost of revenues, the increase in revenue in the three months ended January 31, 2020 compared to the year ago period resulted in a decrease in direct cost as a percentage of revenue in the three months ended January 31, 2020 when compared to the same period in fiscal 2019. In the six months ended January 31, 2020, direct costs as a percentage of revenue went down slightly when compared to the same period in fiscal 2019.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting, professional fees, software licensing (“SaaS”) and cost related to being a public company. SG&A expenses decreased by $268,000 or 12.4% in the three months ended January 31, 2020 compared to the same period in fiscal 2019. SG&A expenses decreased by $632,000 or 14.1% in the six months ended January 31, 2020 compared to the same period in fiscal 2019. These decreases were primarily attributable to reductions in net compensation costs and discretionary expenses offset by higher marketing costs associated with the approximately 30% fee we pay to Google for each subscriber, severance payments and content acquisition expense associated with ‘Shortz’ which was launched in late November 2019. As the majority of our employees are based in Norway a stronger U.S. Dollar against NOK also contributed to the overall decline of SG&A in the three months and six months ended January 31, 2020 when compared to the same periods in fiscal 2019.

Our headcount totaled 39 as of January 31, 2020 compared to 63 as of January 31, 2019, representing a 38.1% decline. The decrease in headcount can be attributable the workforce reduction plan we implemented in May 2019 and subsequent natural attritions.

Stock-based compensation expense was $198,000 and $210,000 for the three months ended January 31, 2020 and 2019, respectively. Stock-based compensation expense was $296,000 and $331,000 for the six months ended January 31, 2020 and 2019, respectively. Stock-based compensation includes equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401-K matching contributions. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 6 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service. The increase in depreciation and amortization in the three months and six months ended January 31, 2020 compared to the same periods in fiscal 2019 was primarily attributable to the completion of six projects with an aggregate value of $1.3 million completed during the twelve-month period ended January 31, 2020. We started amortizing these capitalized software and technology development costs once these projects were completed.

Net gain (loss) resulting from foreign exchange transactions. Net gain (loss) resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK relative to the U.S. Dollar, including gains or losses from our hedging activities. In the three months ended January 31, 2020 and 2019, we had gains of $17,000 and losses of $35,000 respectively, including losses from hedging activities. In the six months ended January 31, 2020 and 2019, we had losses of $39,000 and $164,000 respectively, including losses from hedging activities.

Provision for income taxes. The change from a benefit to a provision for income taxes in the three months ended January 31, 2020 compared to the corresponding period in fiscal 2019 was primarily due to the change from a net loss in the fiscal 2019 period to net income in the current year period and the jurisdiction in which the income was generated, and our ability to utilize net operating losses we holds in those jurisdictions. There is no change for the provision for income taxes for the six months ended January 31, 2020 compared to the corresponding periods in fiscal 2019. The tax expense consists of minimum state taxes based on allocated net worth.

As part of the Tax Cuts and Jobs Act of 2017, Global Intangible Low-Taxed Income inclusion (GILTI) and Foreign Derived Intangible Income (FDII) deduction became effective on January 1, 2018.  There was no impact to income tax expense resulting from the GILTI and FDII in light of the Company’s available NOL carry forward and its full valuation allowance.

Liquidity and Capital Resources

General

At January 31, 2020, we had cash and cash equivalents of $2.3 million and working capital (current assets less current liabilities) of $1.2 million, compared to $1.6 million and $1.2 million, respectively at July 31, 2019. Additionally, we raised $2.16 million through a registered direct offering that closed on February 5, 2020 of which $275,000 was received as of January 31, 2020, more fully described in Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months ending January 31, 2021. We also maintain a revolving line of credit of up to $2.5 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the six months ended January 31, 2020 and 2019:

	Six months ended January 31,
	2020	2019
	(in thousands)
Cash flows provided by (used in):
Operating activities	$925	$536
Investing activities	(417)	(1,166)
Financing activities	172	(31)
Effect of exchange rate changes on cash and cash equivalents	(37)	(43)
Increase (decrease) in cash and cash equivalents	$643	$(704)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the six months ended January 31, 2020 and 2019 was primarily attributable to the revenues generated from our service offerings, including primarily advertising and subscription revenue.

Investing Activities

Cash used in investing activities in the six months ended January 31, 2020 and 2019 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service as well as an investment in TreSensa, Inc.

In August 2018, we made a $250,000 investment in a privately-held company which is more fully described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Financing Activities

On February 5, 2020, the Company closed a registered direct offering of 1,734,459 shares of its Class B common stock for net proceeds of $2.16 million from both new and existing investors. As of January 31, 2020, the Company had received $275,000 from certain investors for the purchase of 214,844 shares.

In July 2019, we obtained a loan of $140,000 to finance about 85% of our directors’ and officers’ and Techguard insurance policies, at an annual percentage interest rate of 4.79% to be repaid over nine equal monthly installments of $15,976.20 starting from September 1, 2019. We repaid approximately $78,000 in principal in six months ended January 31, 2020.

In the six months ended January 31, 2020 and 2019, we purchased 18,441 shares and 14,137 shares, respectively, of Class B Stock from employees for $29,072 and $30,543 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

As of September 27, 2016, we entered into a two-year loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. On September 26, 2018, we extended this agreement for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At January 31, 2020, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At January 31, 2020, there were $400,000 of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and no outstanding foreign exchange contracts with greater than nine months tenor, which reduced the available borrowing under the revolving credit facility by $40,000. On February 19, 2020, we entered into six foreign exchange forward contracts amounted to $2.1 million in aggregate, see Note 4 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable decreased slightly to $1.03 million at January 31, 2020 from $1.13 million at July 31, 2019.

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

In the six months ended January 31, 2020, two customers represented 33.0% and 29.7% of our revenue. At January 31, 2020, two customers represented 33.9% and 33.6% of our accounts receivable balance, and at July 31, 2019, three customers represented 32%, 17% and 17% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At January 31, 2020, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following:

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

Evaluation of Disclosure Controls and Procedures. Our Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2020.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZEDGE, INC.

March 13, 2020	By:	/s/ ELLIOT GIBBER
Elliot Gibber
Interim Chief Executive Officer

March 13, 2020	By:	/s/ JONATHAN REICH
Jonathan Reich
Chief Financial Officer