Form 10-Q
period 2020-04-30
Zedge, Inc.
filed 2020-06-12
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

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

As of June 10, 2020, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	11,674,707 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	April 30,	July 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,630	$1,609
Trade accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2020 and July 31, 2019	935	1,133
Prepaid expenses	180	380
Other current assets	45	103
Total current assets	5,790	3,225
Property and equipment, net	2,781	3,396
Goodwill	1,937	2,266
Other assets	455	120
Total assets	$10,963	$9,007
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$340	$217
Insurance premium loan payable	16	141
Accrued expenses and other current liabilities	1,243	1,172
Deferred revenues	1,069	517
Total current liabilities	2,668	2,047
Loans Payable	218	-
Other liabilities	145	-
Total liabilities	3,031	2,047
Commitments and contingencies (Notes 8 and 12)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at April 30, 2020 and July 31, 2019	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 11,715 shares issued, and 11,675 shares outstanding at April 30, 2020 and 9,876 shares issued and 9,854 outstanding at July 31, 2019	117	99
Additional paid-in capital	25,624	23,131
Accumulated other comprehensive loss	(1,469)	(985)
Accumulated deficit	(16,269)	(15,243)
Treasury stock, 40 shares at April 30, 2020 and 22 shares at July 31, 2019, at cost	(76)	(47)
Total stockholders’ equity	7,932	6,960
Total liabilities and stockholders’ equity	$10,963	$9,007

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Revenues	$2,079	$1,912	$6,756	$6,866
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	289	353	925	1,031
Selling, general and administrative	1,569	2,289	5,408	6,761
Depreciation and amortization	348	391	1,216	1,022
Loss from operations	(127)	(1,121)	(793)	(1,948)
Interest and other income	2	3	7	48
Net loss resulting from foreign exchange transactions	(200)	(72)	(239)	(236)
Loss before income taxes	(325)	(1,190)	(1,025)	(2,136)
Provision for income taxes	-	5	1	6
Net loss	(325)	(1,195)	(1,026)	(2,142)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(333)	(93)	(484)	(224)
Total other comprehensive loss	(333)	(93)	(484)	(224)
Total comprehensive loss	$(658)	$(1,288)	$(1,510)	$(2,366)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.03)	$(0.12)	$(0.10)	$(0.21)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	11,979	10,116	10,793	10,063

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2019	525	$5	9,876	$99	$23,131	$(985)	$(15,243)	$(47)	$6,960
Stock-based compensation	-	-	-	-	98	-	-	-	98
Purchase of treasury stock	-	-	-	-	-	-	-	(22)	(22)
Foreign currency translation adjustment	-	-	-	-	-	(143)	-	-	(143)
Net loss	-	-	-	-	-	-	(801)	-	(801)
Balance – Oct. 31, 2019	525	5	9,876	99	23,229	(1,128)	(16,044)	(69)	6,092
Exercise of stock options	-	-	30	-	4	-	-	-	4
Stock-based compensation	-	-	48	1	156	-	-	-	157
Purchase of treasury stock	-	-	-	-	-	-	-	(7)	(7)
Stock issued for matching contributions to the 401(k) Plan	-	-	26	-	41	-	-	-	41
Proceeds from sales of Class B Common Stock	-	-	-	-	275	-	-	-	275
Foreign currency translation adjustment	-	-	-	-	-	(8)	-	-	(8)
Net income	-	-	-	-	-	-	100	-	100
Balance – Jan. 31, 2020	525	5	9,980	100	23,705	(1,136)	(15,944)	(76)	6,654
Net proceeds from sales of Class B Common Stock	-	-	1,735	17	1,817	-	-	-	1,834
Stock-based compensation	-	-	-	-	102	-	-	-	102
Foreign currency translation adjustment	-	-	-	-	-	(333)	-	-	(333)
Net loss	-	-	-	-	-	-	(325)	-	(325)
Balance sheet-Apr. 30, 2020	525	$5	11,715	$117	$25,624	$(1,469)	$(16,269)	$(76)	$7,932

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

						Accumulated
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2018	525	$5	9,786	$98	$22,508	$(702)	$(11,899)	$-	$10,010
Stock-based compensation	-	-	-	-	121	-	-	-	121
Purchase of treasury stock	-	-	-	-	-	-	-	(31)	(31)
Foreign currency translation adjustment	-	-	-	-	-	(131)	-	-	(131)
Net loss	-	-	-	-	-	-	(706)	-	(706)

Balance – Oct. 31, 2018	525	5	9,786	98	22,629	(833)	(12,605)	(31)	9,263
Exercise of stock options	-	-	3	-	-	-	-	-	-
Stock-based compensation	-	-	16	-	162	-	-	-	162
Stock issued for matching contributions to the 401(k) Plan	-	-	19	-	48	-	-	-	48
Net loss	-	-	-	-	-	-	(240)	-	(240)
Balance – Jan. 31, 2019	525	5	9,824	98	22,839	(833)	(12,845)	(31)	9,233
Exercise of stock options	-	-	8	-	1	-	-	-	1
Stock-based compensation	-	-	-	-	118	-	-	-	118
Foreign currency translation adjustment	-	-	-	-	-	(93)	-	-	(93)
Net loss	-	-	-	-	-	-	(1,195)	-	(1,195)
Balance – Apr. 30, 2019	525	$5	9,832	$98	$22,958	$(926)	$(14,040)	$(31)	$8,064

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended April 30,
	2020	2019
Operating activities
Net loss	$(1,026)	$(2,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,216	1,022
Loss on disposal of furniture and fixtures	-	3
Stock-based compensation	397	449
Change in assets and liabilities:
Trade accounts receivable	198	573
Prepaid expenses and other current assets	259	178
Other assets	24	6
Trade accounts payable and accrued expenses and other current liabilities	(37)	99
Due to IDT Corporation	-	(1)
Deferred revenues	552	284
Net cash provided by operating activities	1,583	471
Investing activities
Capitalized software and technology development costs and purchase of equipment	(613)	(1,277)
Investment in privately-held company	-	(250)
Net cash used in investing activities	(613)	(1,527)
Financing activities
Proceeds from sales of Class B Common Stock	2,250	-
Payment of issuance costs	(141)	-
Proceeds from PPP loan payable	218	-
Repayment of insurance premium loan payable	(125)	-
Proceeds from exercise of stock options	4	2
Purchase of treasury stock in connection with restricted stock vesting	(29)	(31)
Net cash provided by (used in) financing activities	2,177	(29)
Effect of exchange rate changes on cash and cash equivalents	(126)	(75)
Net increase (decrease) in cash and cash equivalents	3,021	(1,160)
Cash and cash equivalents at beginning of period	1,609	3,408
Cash and cash equivalents at end of period	$4,630	$2,248
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest expenses	$3	$-
Cash payments made for income taxes	$1	$-

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Recently Adopted Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Canada, Inc. (dissolved as of May 2, 2019) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020 or any other period. The balance sheet at July 31, 2019 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2020 refers to the fiscal year ending July 31, 2020).

COVID-19 Impacts on Financial and Operational Results

The COVID-19 pandemic has caused widespread economic disruption impacting the Company in a number of ways, most notably, with a significant decrease in global advertising spend. As such, the Company lacks clarity about how the pandemic will influence its future financial and operational results.

In light of the current operating and economic environment, the Company has shifted resources and priorities to increase focus on generating incremental revenue at the expense of delivering new product. The Company imposed a temporary hiring freeze and lowered its discretionary spend to preserve cash for mission critical projects. The Company has responded quickly and decisively to the challenges presented by the pandemic in order to ensure the continuity of its service.

As of April 30, 2020, the Company had $4.6 million of cash and cash equivalents. The Company has developed certain contingency plans to preserve liquidity if such actions may be determined to be necessary due to worsening conditions, including related to an increase in impacts from the COVID-19 pandemic or if the effects of the pandemic last longer than currently anticipated. At the current time, the Company does not believe taking such actions is prudent nor, does it expect to need to take such action based on its current forecasts. The Company believes that its existing cash and cash equivalents, together with cash generated by operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future when accounting for the ill effects of the COVID-19 pandemic.

The Company considered the impacts of the COVID-19 pandemic on its significant estimates and judgments used in applying its accounting policies in the three months ended April 30, 2020. In light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to its estimates and judgments could result in a meaningful impact to its financial statements in future periods. Of the more significant items subject to a greater degree of uncertainty during this time include estimates of revenue collectability and credit losses related to accounts receivable.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02—Leases (Topic 842), and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for operating leases to increase the transparency and comparability.

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

Note 2—Revenue

Revenue Recognition

The Company generates revenue from three sources: (1) advertising; (2) subscriptions and Zedge Premium; and (3) in prior periods, service. Most of the Company’s revenue is generated from selling its advertising inventory (“Advertising Revenue”) to advertising networks, advertising exchanges, and direct arrangements with advertisers. The Company also earns revenue from subscriptions and Zedge Premium (“Other Revenue”) which were launched in January 2019 and March 2018, respectively. Prior to May 31, 2019, the Company generated service revenue by managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher (“Service Revenue”). The contract with this publisher was terminated effective May 31, 2019.

The Company’s current subscription offering allows users to pay a monthly or annual fee to remove unsolicited advertisements from the Zedge app. The Company is exploring adding additional features to its subscription offering. On the Zedge Premium platform, the Company retains 30% as fee revenue when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video. Additionally, the Company earns revenue from breakage related to expired Zedge Credits.

The following table summarizes revenue by type of service for the periods presented:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Advertising revenue	$1,501	$1,670	$5,428	$6,243
Subscription and Zedge Premium revenue	578	63	1,328	95
Service revenue	-	179	-	528
Total Revenue	$2,079	$1,912	$6,756	$6,866

Contract Balances

Deferred revenues

The Company records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of April 30, 2020, and July 31, 2019, the Company’s deferred revenue balance related to Zedge Premium was approximately $170,000 and $155,000, respectively. In the three months and nine months ended April 30, 2020, the Company recognized $62,000 and $124,000 in revenue from breakage upon expiration of Zedge Credits.

The Company also records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of April 30, 2020, the Company’s deferred revenue balance related to subscriptions was approximately $899,000, representing approximately 394,000 active subscribers. As of July 31, 2019, the Company’s deferred revenue balance related to paid subscriptions was approximately $362,000, representing approximately 129,000 active subscribers. The amount of revenue recognized in the nine months ended April 30, 2020 that was included in the deferred balance at July 31, 2019 was $329,000.

Practical Expedients

The Company expenses the fees retained by Google Play related to subscription revenue when incurred as marketing expense because the duration of the contracts for which the Company pay commissions are less than one year. These costs are included in the selling, general and administrative expenses of the Consolidated Statements of Comprehensive Loss.

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

		Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	30-Apr-20	(in thousands)
Assets:
Foreign exchange forward contracts		$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts		$-	$145	$-	$145
	31-Jul-19
Assets:
Foreign exchange forward contracts		$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts		$-	$38	$-	$38

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at April 30, 2020 and July 31, 2019 included trade accounts receivable, trade accounts payable, loans payable, and lease liabilities. The carrying amounts of the trade accounts receivable, trade accounts payable, loan payables, and lease liabilities approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar – Norwegian Kroner (NOK) exchange rate. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 9). The Company does not apply hedge accounting to these contracts, and therefore the changes in fair value are recorded in consolidated statements of comprehensive loss. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at April 30, 2020, are as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
May-20	350,000	3,216,464
Jun-20	350,000	3,216,359
Jul-20	350,000	3,216,114
Aug-20	350,000	3,216,324
Total	$1,400,000	12,865,261

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Derivatives Instruments	Balance Sheet Location	April 30, 2020	July 31, 2019
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$145	$38

The effects of derivative instruments on the consolidated statements of comprehensive loss were as follows:

		Amount of Loss Recognized on Derivatives
		Three Months Ended		Nine Months Ended
		April 30,		April 30,
Derivatives not designated or not qualifying as hedging instruments	Statement of Comprehensive Loss Location	2020	2019	2020	2019
		(in thousands)		(in thousands)
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$273	$80	$327	$254

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 30, 2020	July 31, 2019
	(in thousands)
Accrued vacation	$459	$503
Accrued payroll taxes	198	183
Accrued payroll and bonuses	135	235
Operating lease liability	198	-
Derivative liability	145	38
Accrued professional fees	-	57
Due to artists	44	56
Other	64	100
Total accrued expenses and other current liabilities	$1,243	$1,172

Note 6—Stock-Based Compensation

2016 Stock Option and Incentive Plan

On November 7, 2019, our Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 230,000 shares, to an aggregate of 1,271,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 13, 2020. At April 30, 2020, there were 295,000 shares of Class B Stock available for awards under the 2016 Incentive Plan.

The exercise prices of options granted pursuant to the 2016 Incentive Plan must not equal to or greater than the Fair Market Value of the shares of Class B Stock covered by the option award on the date of grant. In general, Fair Market Value means the closing sale price per share of Class B Stock on the exchange on which the Class B Stock is principally traded for the last preceding date on which there was a sale of Class B Stock on such exchange.

Stock Options

On October 18, 2017, the Compensation Committee of our Board of Directors approved the grant of options to purchase an aggregate of 124,435 shares of Class B Stock to 55 non-executive employees. The options vest over a three-year period from December 8, 2017. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $159,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

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

At April 30, 2020, unrecognized compensation expense related to unvested stock options was an aggregate of $221,000.

Deferred Stock Units

On August 28, 2019, the Compensation Committee approved the grant of 90,000 Deferred Stock Units (DSUs) to 11 of its non-executive employees based in Norway and Lithuania. Each DSU represents a right to receive one share of Class B Common Stock. The DSUs vest over a four-year period from August 1, 2019. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $139,000 based on the estimated fair value of the DSUs on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. At April 30, 2020, unrecognized compensation expense related to unvested DSUs was an aggregate of $86,000.

Restricted Stock Awards

On February 7, 2018, the Compensation Committee and the Corporate Governance Committee of our Board of Directors approved a grant of 108,553 restricted shares of Class B Common Stock to our Executive Chairman Michael Jonas. Mr. Jonas agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2018 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2018 budget. The grant was made at the time that the milestones previously set were achieved. Two-thirds of the shares have vested and the remaining shares vest on February 7, 2021. These shares had an aggregate grant date fair value of $330,000 which is being amortized on a straight-line basis over the vesting period. Additionally, on November 7, 2019, Mr. Jonas received 1,411 restricted shares of the Company’s Class B common stock to vest in substantially equal amounts on November 7, 2020, 2021 2022. At April 30, 2020, unrecognized compensation expense related to unvested restricted stock was an aggregate of $85,000.

On November 7, 2019, the Compensation Committee approved a grant of 30,534 restricted shares of Class B Common Stock to Mr. Elliot Gibber, our Interim Chief Executive Officer in respect of his service in that capacity through the remainder of Fiscal 2020 (or such shorter period as he shall serve in that capacity), 15,267 shares of which vested on February 7, 2020 and the remainder will vest on May 7, 2020. These shares had an aggregate grant date fair value of $60,000 which is fully amortized as of April 30, 2020.

In connection with the Freeform acquihire in September 2017, the Company granted a total of 192,953 restricted shares of Class B Common Stock to former Freeform employees, which vest over a four-year period subject to continued employment. These shares had an aggregate grant date fair value of $369,000 which is being amortized on a straight-line basis over the vesting period. At April 30, 2020, unrecognized compensation expense related to unvested restricted stock was an aggregate of $91,000.

For the nine months ended April 30, 2020 and 2019, we purchased 18,441 shares and 14,137 shares respectively of Class B Stock from former Freeform employees for $29,072 and $30,543 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in thousands)
Basic weighted-average number of shares	11,979	10,116	10,793	10,063
Effect of dilutive securities:
Stock options	-	-	-	-
Non-vested restricted Class B common stock	-	-	-	-
Deferred stock units	-	-	-	-
Diluted weighted-average number of shares	11,979	10,116	10,793	10,063

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
	(in thousands)
Stock options	1,326	1,277	1,326	1,277
Non-vested restricted Class B common stock	120	217	120	217
Deferred stock units	69	-	69	-
Shares excluded from the calculation of diluted earnings per share	1,515	1,494	1,515	1,494

For the three and nine months ended April 30, 2020 and 2019, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

Note 9—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two years term which was extended for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At April 30, 2020, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than nine months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At April 30, 2020, there were $1.4 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, which reduced the available borrowing under the revolving credit facility by $140,000.

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

Note 11—Business Segment and Geographic Information

The Company offers a state-of-the-art digital publishing platform. The Company use this platform to power its consumer-facing mobile personalization app, called Zedge, available in the Google Play store and the App Store, which offers an easy, entertaining and immersive way for end-users to engage with its rich and diverse catalogue of wallpapers, stickers, ringtones, notification sounds and video wallpapers. The Company is evolving by developing new, entertainment-focused apps, that will run on its publishing platform. The Company conducts business as a single operating segment.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
Long-lived assets, net:	(in thousands)
30-Apr-20	$2,720	$516	$3,236
31-Jul-19	$3,304	$212	$3,516

Total assets:
30-Apr-20	$7,303	$3,660	$10,963
31-Jul-19	$5,508	3,499	$9,007

Note 12— Leases

At the inception of certain arrangements, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in other assets, accrued expenses and other current liabilities, and other liabilities on the Company’s Consolidated Balance Sheets. The Company does not have any finance leases.

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

The elements of lease expense were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	April 30, 2020	April 30, 2020
Operating lease cost	$53	$170
Other lease cost, net (1)	39	108
Total lease cost	$92	$278

(1)	Other lease cost, net includes short-term lease costs and variable lease costs, which are immaterial.

The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet (in thousands):

As of April 30,
Operating leases:	2020
Other assets	$327
Other current liabilities	$198
Other liabilities	145
Total operating lease liabilities	$343

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of April 30, 2020:

As of April 30,
2020
Weighted average remaining lease term:
Operating leases	1.67 years
Weighted average discount rate:
Operating leases	5.00%

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended
April 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$188

Future minimum lease payments under non-cancelable leases for the years ending July 31, 2020, 2021, 2022, and thereafter are as follows (in thousands):

		Operating Leases
	2020	$51
	2021	215
	2022	92
Total future minimum lease payments		358
Less imputed interest		15
Total		$343

As of April 30, 2020, the Company did not have any leases that have not yet commenced that create significant rights and obligations.

Note 13—Provision for Income taxes

The provision for income consists of minimum state taxes based on allocated net worth.

As part of the Tax Cuts and Jobs Act of 2017, Global Intangible Low-Taxed Income inclusion (GILTI) and Foreign Derived Intangible Income (FDII) deduction became effective on January 1, 2018.  There was no impact to income tax expense resulting from the GILTI and FDII in light of the Company’s available NOL carry forward and its full valuation allowance.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general, from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding years. The Company has evaluated the tax provisions related to the CARES Act and determined them as being immaterial.

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

With the exception of the accounting standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended April 30, 2020 that are of significance or potential significance to the Company.

Note 15—Loans Payable

On July 16, 2019, the Company obtained a loan of $140,000 to pay for its insurance coverages, repayable in nine equal installments of $15,976 starting from September 1, 2020 which represented a 4.79% annual percentage interest rate.

On March 27, 2020, Congress passed CARES Act to provide an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the U.S. economy, including $349 billion that was earmarked for the Paycheck Protection Program (PPP) to provide certain small businesses with liquidity to support their operations, to be administered by the Small Business Administration (SBA). An additional $310 billion was later authorized for the PPP.

Under the PPP, eligible small businesses can apply to an SBA-approved lender for a loan that doesn’t require collateral or personal guarantees. The loans have a 1% fixed interest rate and are due in two years. However, they are eligible for forgiveness (in full or in part, including any accrued interest) under certain conditions. For loans (or parts of loans) that are forgiven, the lender will collect the forgiven amount from the U.S. government.

The Company believes it qualified for a PPP loan and applied for and received a $218,000 loan from Western Alliance Bank, a loan servicer and the Company’s lender (see Note 9), on April 22, 2020. The Company is using these proceeds primarily for payroll purposes for U.S. employees during the covered period provided under the PPP (which was recently extended to 24 weeks) and therefore expects that most of this loan will be forgiven. Any portion of the loan that is not forgiven will due five years after inception of the loan.

Note 16—Sales of Class B Common Stock

On February 5, 2020, the Company closed on its registered direct offering of 1,734,459 shares of its Class B common stock for gross proceeds of $2.25 million. The Company sold 1,657,813 shares at a purchase price of $1.28 per share which represented a 20% discount from the 10 Day Volume Weighted Average Price (VWAP) through January 31, 2020, and certain Company insiders purchased an additional 76,646 shares at a purchase price of $1.67 per share, the closing price on February 3, 2020. In connection with this offering, the Company incurred a total issuance costs of $141,000. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

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

Our Zedge app has been installed more than 436 million times, and at April 30, 2020, boasted approximately 29 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day period. Our Zedge app has consistently ranked as one of the most popular free apps in the Google Play store in the United States. Historically, we have not made a material investment in paid user acquisition for our Zedge app.

Our legacy Zedge app’s success stems from its ability to meet consumer demand for a rich and diverse catalogue of both long-tail and popular content in a fun, intuitive and user-friendly fashion that aligns with their interest in expressing their essence in a bespoke manner, to offer reliable search and discovery capabilities and to make relevant content recommendations to our users. To this end, we invest heavily in both product design and development and the underlying technology required to satisfy both our Zedge app’s users’ and content contributors’ expectations. Our Zedge app utilizes both user-generated and licensed, third-party content to achieve these goals.

In March 2018, we launched Zedge Premium, a marketplace within our Zedge app where professional creators and brands market, distribute and sell their digital content to our consumers. Since launching Zedge Premium, we have made and continue making material investments in optimizing our app’s homepage design in order to maximize exposure to premium content with the goal of driving sales. Over time, we expect that Zedge Premium will contribute to a virtuous cycle whereby it drives new consumers into our Zedge app resulting in more artist payouts, which in turn makes the platform more attractive for artists and brands looking to expand their reach and increase their income

In January 2019, we started offering freemium Zedge app users the ability to convert into paying subscribers for amongst other things the ability to remove unsolicited advertisements from our Zedge app. As of April 30, 2020, we amassed 394,000 active subscribers. In fiscal 2020, we hope to further optimize the offer based on user type, geography and price point as well as introduce new subscription enhancements like content bundles and rewards.

In December 2019, we completed the beta launch of ‘Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS, focusing on users in the United States, the United Kingdom and Canada and is now available globally.

As of April 30, 2020, approximately 51% of our Zedge app’s user base was located in North America and Europe with a split of 25% and 26%, respectively.

Over the past several years, we have experienced a continuing decline in our MAU as well as a shift in the regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of April 30, 2020, users in emerging markets represented 69% of our MAU compared to 63% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets.

MAU growth is tightly coupled with securing new users. Historically, our relatively high ranking in the Google Play store has been one of the primary drivers for securing new users. Although still an important factor, we have started dedicating resources to growth initiatives, both organic and paid. With time, we believe that we can change our growth dynamic in well-developed markets. Aside from targeted growth initiatives, we need to continually improve the core user experience, test different mechanisms and content verticals that may spur growth and capitalize on the role that Zedge Premium artists can have on driving new users into the platform. Covid-19 has negatively impacted new user growth due to a decline in new phone sales resulting from retail business closures, with a greater impact on growth of users in well developed markets. As business rebounds we expect that new user growth will benefit.

During the most recent quarter ended April 30, 2020, we generated approximately 72% of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base.

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

In January 2019, we started testing a subscription-based product on Android, whereby users of our Zedge app could pay a monthly or yearly fee to amongst other things remove unsolicited ads when using our Zedge app. The initial results were positive and, in the third quarter of fiscal 2019, we availed it to our entire Android user base. We offer our Zedge users a choice of a monthly or yearly subscription sold through Google Play. When a user subscribes, they execute a clickthrough agreement with us outlining the terms and conditions between us and them upon purchase of the subscription. Google Play processes payments for subscriptions. During the first 12 months from sign up Google retains up to 30% as a fee, which falls to 15% from month 13 and onward. Subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. Both monthly and yearly subscriptions are nonrefundable after seven days, and are automatically renewed at expiration date unless cancelled by subscribers. Because of the cancellation clauses for these subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. As of April 30, 2020, there were close to 394,000 active paid subscribers, consisting of mostly annual subscriptions. From launch in January 2019 through April 30, 2020, subscriptions have generated approximately $2 million in gross revenue.

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

COVID-19

The COVID-19 pandemic has resulted in public health responses including travel bans, restrictions, social distancing requirements, and shelter-in place orders, which have negatively impacted our business, operations and financial performance. While we saw a significant decrease in advertising spend when the pandemic became global in March, we have experienced a stabilizing daily advertising revenue and continuing improvement in our subscriptions sales in May 2020.

In light of the current operating and economic environment, the Company has shifted resources and priorities to increase focus on generating incremental revenue at the expense of delivering new product. We imposed a temporary hiring freeze and lowered our discretionary spend to preserve cash for mission critical projects. We have responded quickly and decisively to the challenges presented by the pandemic in order to ensure the continuity of our service.

Given the unprecedented uncertainty and rapidly shifting market conditions of the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our future financial and operational results. Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. For example, to the extent the pandemic continues to disrupt economic activity globally, it could continue to adversely affect our business, operations and financial results through prolonged decreases in advertising spend, credit deterioration of our customers, depressed economic activity, or declines in capital markets, including volatility of our stock price. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan. As such, given the unprecedented uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our operating results in the future.

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

MAU was down in the third quarter of fiscal 2020 when compared to the same period a year ago and the sequential second quarter. A portion of this decline was likely a consequence of a drop in new phone sales resulting from retail business closures. This negatively impacted app installs and engagement which are typical user behavior patterns when consumers purchase a new handset. Over the past several years, we have experienced a continuing shift in the regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of April 30, 2020, users in emerging markets represented 69% of our MAU compared to 63% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets. Conversely, ARPMAU for the same periods was up 32.8% when compared to the same period a year ago, pointing to progress we have made in extracting more value from our users, particularly from subscriptions. ARPMAU declined 16.2% on a sequential basis due to higher advertising spend during the holiday season in second quarter coupled with the impact from COVID-19 in third quarter.

Results of Operations

Three Months and Nine months Ended April 30, 2020 Compared to Three Months and Nine months Ended April 30, 2019

	Three months ended				Nine months ended
	April 30,		Change		April 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Revenues	$2,079	$1,912	$167	8.7%	$6,756	$6,866	$(110)	-1.6%
Direct cost of revenues	289	353	(64)	-18.1%	925	1,031	(106)	-10.3%
Selling, general and administrative	1,569	2,289	(720)	-31.5%	5,408	6,761	(1,353)	-20.0%
Depreciation and amortization	348	391	(43)	-11.0%	1,216	1,022	194	19.0%
Loss from operations	(127)	(1,121)	994	-88.7%	(793)	(1,948)	1,155	-59.3%
Interest and other income	2	3	(1)	-33.3%	7	48	(41)	-85.4%
Net loss resulting from foreign exchange transactions	(200)	(72)	(128)	177.8%	(239)	(236)	(3)	1.3%
Provision for income taxes	-	5	(5)	nm	1	6	(5)	-83.3%
Net loss	$(325)	$(1,195)	$870	-72.8%	$(1,026)	$(2,142)	$1,116	-52.1%

nm—not meaningful

Revenues. Revenues increased 8.7% from $1.91 million to $2.08 million in the three months ended April 30, 2020 compared to the same period in fiscal 2019, primarily due to an almost six-fold increase in paid subscribers, partially offset by the loss of $179,000 in service revenue associated with managing ad operations for a third-party mobile app publisher, which was discontinued effective May 31, 2019. On a sequential basis, revenue decreased 21.4% compared to the second fiscal quarter due to the impact that COVID-19 had on advertising budgets, lower new handset sales in the third quarter and the benefit of strong ad spend during the 2019 holiday season in second quarter.

Revenues decreased 1.6% from $6.87 million to $6.76 million in the nine months ended April 30, 2020 compared to the same period in fiscal 2019. The slight decline in revenues was primarily due to the combination of a shift in the makeup of our user base from well-developed markets that command relatively higher advertising rates to emerging markets, and the loss of service revenue discussed above, partially offset by the strong growth in subscriptions.

In the three months ended April 30, 2020, MAU declined by 28.7 and 7.6% % in well-developed economies and emerging markets, respectively, when compared to the same period in fiscal 2019. Overall, MAU fell 15.4% to 28.8 million at April 30, 2020 from 34.0 million at April 30, 2019, primarily as a result of lower new handsets sales globally due to COVID-19 impact.

Notwithstanding the geographical shift and the decline in our overall MAU, revenue per monthly active user or ARPMAU, from our apps increased 32.8% to $0.0220 in the three months ended April 30, 2020 from $0.0166 in the same period in fiscal 2019. This can be attributable to the higher margin subscription revenue which has been our focus for growth in fiscal 2020 and, to a lesser extent, the decline in MAU which increases the impact of certain revenue on this metric. as well as other growth initiatives under way including, among other things, unlocking more value from our users in emerging markets.

We completed the rollout of Zedge Premium in March 2018 to a segment of our Android user base and we expanded it to 100% of our Android user base in January 2019. In the three months ended April 30, 2020 gross transaction value (the total sales volume transacting through the platform, or “GTV”) and net revenue generated from Zedge Premium were $150,000 and $123,000 respectively. In the nine months ended April 30, 2020, GTV and net revenue generated from Zedge Premium were $538,000 and $342,000 respectively. The high margin can be attributed to Zedge Credits expirations. In the three months and nine months ended April 30, 2020, we recognized $62,000 and $124,000 in revenue from breakage upon expiration of Zedge Credits.

We are likely going to see a short-term to medium-term decline in GTV and associated Zedge Premium revenue due to our promotion of Shortz ahead of Zedge Premium and the redesign of our app’s homepage which will enable improvements in content discovery and recommendations, social and community features and the potential for new content genres. Until this effort is completed, Zedge Premium GTV and associated revenue will likely face pressure. However, we have been able to offset some of the revenue impact by enabling better optimization of our advertising inventory and associated revenue.

In January 2019, we started offering an option by which users can remove unsolicited advertisements from our Zedge app by paying a fee. In the three months and nine months ended April 30, 2020, we generated gross subscription revenue of $684,000 and $1.5 million, respectively and recognized as subscription revenue of $455,000 and $ 984,000 respectively. We had close to 394,000 active subscription accounts as of April 30, 2020.

In December 2019, we completed the beta launch of ‘Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS, focusing on users in the United States, the United Kingdom and Canada. Revenue from Shortz were immaterial during the three months and nine months ended April 30, 2020.

We continue to focus on topline growth strategy by testing new monetization drivers including a variety of ad units, continuing our investment in driving subscriptions in our flagship app, coin sales as well as certain growth initiatives such as improved content recommendations in order to increase revenues.

Our install count, that is the total number of times the Zedge app has been installed on devices, increased to 436.3 million at April 30, 2020 from 382.3 million a year ago.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs which decreased by $64,000 and $106,000 in the three months and nine months ended April 30, 2020, respectively when compared to the same periods in fiscal 2019, primarily attributable to the migration of our backend infrastructure to cloud-based providers. As a percentage of revenue, direct costs in the three months and nine months ended April 30, 2020 were 13.9% and 13.7%, respectively, compared to 18.5% and 15.0% for the same corresponding periods in fiscal 2019. Due to the fixed cost nature of many elements of our direct cost of revenues, the increase in revenue in the three months ended April 30, 2020 compared to the year ago period resulted in a decrease in direct cost as a percentage of revenue in the three months ended April 30, 2020 when compared to the same period in fiscal 2019. In the nine months ended April 30, 2020, direct costs as a percentage of revenue went down slightly when compared to the same period in fiscal 2019.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, facilities, marketing, content acquisition and consulting, professional fees, software licensing (“SaaS”) and cost related to being a public company. SG&A expenses decreased by $720,000 or 31.5% in the three months ended April 30, 2020 compared to the same period in fiscal 2019. SG&A expenses decreased by $1.4 million or 20.0% in the nine months ended April 30, 2020 compared to the same period in fiscal 2019. These decreases were primarily attributable to reductions in net compensation costs and discretionary expenses offset by higher marketing costs associated with the approximately 26% weighted fee we pay to Google for each subscriber, severance payments and content acquisition expense associated with the ‘Shortz’ beta which was launched in December 2019. As the majority of our employees are based in Norway a stronger U.S. Dollar against NOK also contributed to the overall decline of SG&A in the three months and nine months ended April 30, 2020 when compared to the same periods in fiscal 2019.

Our headcount totaled 39 as of April 30, 2020 compared to 61 as of April 30, 2019, representing a 36% decline. The decrease in headcount can be attributable the workforce reduction plan we implemented in May 2019 and subsequent natural attritions.

Stock-based compensation expense was $102,000 and $118,000 for the three months ended April 30, 2020 and 2019, respectively. Stock-based compensation expense was $397,000 and $449,000 for the nine months ended April 30, 2020 and 2019, respectively. Stock-based compensation includes equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401-K matching contributions. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 6 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service. We started amortizing these capitalized software and technology development costs once these projects were completed. The fluctuation in depreciation and amortization expenses in any given periods can be attributed to the numbers of projects being amortized during those periods, as we removed fully amortized projects and added newly completed projects in the amortization pool.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK relative to the U.S. Dollar, including gains or losses from our hedging activities. In the three months ended April 30, 2020 and 2019, we had losses of $200,000 and $72,000 respectively, including losses from hedging activities. In the nine months ended April 30, 2020 and 2019, we had losses of $239,000 and $236,000 respectively, including losses from hedging activities. The U.S. Dollar surged to a historic high against NOK in March 2020 primarily due to the plunging oil price caused by the economic slowdown associated with COVID-19. As a result, we suffered significant loss on our foreign currency exchange contracts including an unrealized loss of $148,000 as of April 30, 2020. As one of the world’s largest oil exporters, oil has become an important element of the economy of Norway and as such Norwegian NOK is strongly tied to oil prices which dropped significantly in March 2020.

Provision for income taxes. The tax expense consists of minimum state taxes based on allocated net worth.

As part of the Tax Cuts and Jobs Act of 2017, Global Intangible Low-Taxed Income inclusion (GILTI) and Foreign Derived Intangible Income (FDII) deduction became effective on January 1, 2018.  There was no impact to income tax expense resulting from the GILTI and FDII in light of the Company’s available NOL carry forward and its full valuation allowance.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general, from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding years. The Company has evaluated the new tax provisions of related to the CARES Act and determined them as being immaterial.

Liquidity and Capital Resources

General

At April 30, 2020, we had cash and cash equivalents of $4.6 million and working capital (current assets less current liabilities) of $3.1 million, compared to $1.6 million and $1.2 million, respectively at July 31, 2019. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months ending April 30, 2021. We also maintain a revolving line of credit of up to $2.5 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the nine months ended April 30, 2020 and 2019:

	Nine months ended
	April 30,
	2020	2019
	(in thousands)
Cash flows provided by (used in):
Operating activities	$1,583	$471
Investing activities	(613)	(1,527)
Financing activities	2,177	(29)
Effect of exchange rate changes on cash and cash equivalents	(126)	(75)
Increase (decrease) in cash and cash equivalents	$3,021	$(1,160)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the nine months ended April 30, 2020 and 2019 was primarily attributable to the revenues generated from our service offerings, including primarily advertising and subscription revenue.

Investing Activities

Cash used in investing activities in the nine months ended April 30, 2020 and 2019 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service as well as an investment in TreSensa, Inc.

In August 2018, we made a $250,000 investment in a privately-held company which is more fully described in Note 10 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Financing Activities

On February 5, 2020, we closed a registered direct offering of 1,734,459 shares of its Class B common stock for net proceeds of $2.1 million from both new and existing investors.

On April 22, 2020, we received $218,000 in proceeds from a PPP loan from Western Alliance Bank, which was administered by the Small Business Administration and established under the CARES Act, as more fully described in Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

In July 2019, we obtained a loan of $140,000 to finance about 85% of various insurance policies, at an annual percentage interest rate of 4.79% to be repaid over nine equal monthly installments of $15,976.20 starting from September 1, 2019. We repaid approximately $125,000 in principal in the nine months ended April 30, 2020.

In the nine months ended April 30, 2020 and 2019, we purchased 18,441 shares and 14,137 shares, respectively, of Class B Stock from employees for $29,072 and $30,543 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

As of September 27, 2016, we entered into a two-year loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million. On September 26, 2018, we extended this agreement for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of our eligible accounts receivable subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of our assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. We are required to pay an annual facility fee of $12,500 to Western Alliance Bank. We are also required to comply with various affirmative and negative covenants as well as maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on us not paying any dividend on our capital stock. We may terminate this agreement at any time without penalty or premium provided that we pay down any outstanding principal, accrued interest and bank expenses. At April 30, 2020, there were no amounts outstanding under the revolving credit facility and we were in compliance with all of the covenants.

As of November 16, 2016, we entered into a Foreign Exchange Agreement with Western Alliance Bank to allow us to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under our revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than nine months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over nine months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At April 30, 2020, there were $1.4 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, and no outstanding foreign exchange contracts with greater than six months tenor, which reduced the available borrowing under the revolving credit facility by $140,000.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable decreased slightly to $935,000 at April 30, 2020 from $1.13 million at July 31, 2019.

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

In the nine months ended April 30, 2020, two customers represented 31% and 28% of our revenue. In the nine months ended April 30, 2019, three customers represented 28%, 27% and 10% of our revenue. At April 30, 2020, three customers represented 37%, 32% and 11% of our accounts receivable balance, and at July 31, 2019, three customers represented 32%, 17% and 17% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At April 30, 2020, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Interim Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2020.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 8 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

The COVID-19 pandemic has disrupted and harmed, and is expected to continue to disrupt and harm, our business, financial condition and operating results. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business, financial condition and operating results and the achievement of our strategic objectives.

Our business, operations and financial performance have been negatively impacted by the COVID-19 pandemic and related public health responses and government regulations including travel bans, business closures, social distancing requirements and shelter-in-place orders. As a result, global advertising budgets have been cut negatively impacting advertising rates. Coupled with this is the inability for our employees to operate in-person from our offices. We also depend on third-party vendors for certain services which are delayed because of work stoppages. Finally, the global slowdown of economic activity has resulted in volatility in the financial markets.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to, those discussed below:

●	Declines in advertiser demand due to underlying changes or uncertainty in the business operations of our advertisers.

●	Payment delays or defaults by advertisers or business partners.

●	Public health measures and government regulation have forced us to modify our business practices by having employees work from home, and cancellation of all employee travel While most of operations can be performed remotely, there is no guarantee that we will be as effective working remotely. Furthermore, many employees have to attend to personal needs, such as childcare as a result of school closures. There is also a risk that employees may themselves contract the illness and require to take extensive sick leave. To the extent our current or future measures result in decreased productivity, harm our company culture or otherwise negatively impact our business, our financial condition and operating results may be adversely affected.

●	A likely decline in app installations and associated app usage arising from a drop in new phone sales resulting from the closure of retail businesses.

●	Product delays relating to the introduction of “Shortcastz”, renditions of the Shortz stories as podcasts, due to the closure of recording studios.

Many of the public health measures in response to the COVID-19 pandemic were implemented in March 2020, and thus have had a more limited impact on our operating results for the third quarter ended April 30, 2020. We may experience more significant challenges in the future depending on factors including a resurgence of the pandemic, business normalization, and travel restrictions. Further, the ultimate impact of the COVID-19 pandemic on our users, advertisers, employees, and on our business, operations and financial performance, depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response to local or regional economies, travel, and economic activity; the availability of government stimulus programs; general economic uncertainty in key markets and financial market volatility, including volatility in our stock price, global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

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

ZEDGE, INC.

June 12, 2020	By:	/s/ ELLIOT GIBBER
Elliot Gibber Interim Chief Executive Officer

June 12, 2020	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Financial Officer