Form 10-K
period 2020-07-31
Zedge, Inc.
filed 2020-10-28
CIK 1667313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended July 31, 2020

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-37782

Zedge, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3199071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1178 Broadway, 3rd Floor #1450, New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

(330) 577-3424

(Registrant’s Telephone Number, Including Area Code)

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B common stock, par value $0.1 per share	ZDGE	NYSE American

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $1.70 per share, as reported on the New York Stock Exchange, was approximately $11.0 million.

As of October 26, 2020, the registrant had outstanding 524,775 shares of Class A common stock and 11,769,439 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 11, 2021, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Zedge, Inc.

i

PART I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, collectively. Our fiscal year runs from August 1 through July 31. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2020 refers to the fiscal year ended July 31, 2020).

Item 1. Business

Company Overview

We offer a state-of-the-art digital publishing platform. We use this platform to power our consumer-facing mobile personalization app, called Zedge, available in the Google Play store and App Store, which offers an easy, entertaining and immersive way for end-users to engage with our rich and diverse catalogue of wallpapers, video wallpapers, ringtones, notification sounds on Android and wallpapers, video wallpapers and ringtones, on iOS. We secure our content from amateur and professional artists, and also from emerging and major brands. Artists have the ability to easily launch a virtual storefront in our Zedge app where they can market and sell their content to our user base. In fiscal 2020, we introduced a new entertainment app called “Shortz – Chat Stories by Zedge”, which is focused on serialized, short-form, fiction stories, as a beta that runs on our publishing platform.

Our Zedge app has been installed approximately 450 million times, and at July 31, 2020, boasted approximately 32 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day of the relevant period. Our Zedge app has consistently ranked as one of the most popular free apps in the Google Play store in the United States. Historically, we have not made a material investment in paid user acquisition for our Zedge app.

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

In March 2018, we launched Zedge Premium, a marketplace within our Zedge app where professional creators and brands market, distribute and sell their digital content to our consumers. Since launching Zedge Premium, we have made and continue making material investments in optimizing our Zedge app’s homepage design in order to maximize exposure to premium content with the goal of driving sales. Over time, we expect that Zedge Premium will contribute to a virtuous cycle whereby it drives new consumers into our Zedge app resulting in more artist payouts, which in turn makes the platform more attractive for artists and brands looking to expand their reach and increase their income.

In January 2019, we started offering freemium Zedge app users the ability to convert into paying subscribers for amongst other things the ability to remove unsolicited advertisements from our Zedge app. As of July 31, 2020, we had more than 504,000 active paid subscribers. In fiscal 2021, we hope to further optimize the offer based on user type, geography and price point as well as introduce new subscription enhancements like content bundles and rewards.

In December 2019, we completed the beta launch of ’Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS, focusing on users in the United States, the United Kingdom and Canada and it is now available globally.

Over the past several years, our Zedge app has experienced a continuing decline in its MAU as well as a shift in the regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of July 31, 2020, users in emerging markets represented 70% of our MAU compared to 65% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets. In the fourth quarter of fiscal 2020, users in emerging markets grew by 1.4% while users in well-developed economies declined 18.6% when compared to the same period in fiscal 2019. As of July 31, 2020, approximately 50% of our Zedge app’s user base was located in North America and Europe (including Eastern Europe) with a split of 26% and 24%, respectively, compared with 54% as of July 31, 2019 with 27% in each of North America and Europe (including Eastern Europe).

MAU growth is tightly coupled with securing new users. Historically, our relatively high ranking in the Google Play store has been one of the primary drivers for securing new users. Although still an important factor, we now also dedicate resources to growth initiatives, both organic and paid. With time, we believe that we can change our growth dynamic in well-developed markets. Aside from targeted growth initiatives, we need to continually improve the core user experience, test different mechanisms and content verticals that may spur growth and capitalize on the role that Zedge Premium artists can have on driving new users into the Zedge platform.

The COVID-19 pandemic has negatively impacted our Zedge app’s new user growth. We believe that new smartphone sales have suffered as a result of retail business closures, negatively impacting new user growth, especially in well-developed markets. Assuming the retail business rebounds from the COVID-19 pandemic, we expect that our Zedge app’s new user growth will also recover and we will benefit accordingly.

During the quarter and fiscal year ended July 31, 2020, we generated approximately 73% and 78%, respectively, of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base.

In our Zedge Premium marketplace, the content owner sets the price and the user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching a rewarded video. Alternatively, users can buy Zedge Credits via an in-app purchase. If a user purchases Zedge Credits, Google Play or App Store keeps 30% of the purchase price with the remaining 70% being paid to us. When a user purchases Zedge Premium content, the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item as a royalty and we retain the remaining 30% as our fee, which we recognize as revenue. As Zedge Premium matures and expands, we expect to also diversify our revenue source mix.

In January 2019, we started offering a subscription-based product to Android users of our Zedge app in which the payment of a monthly or annual fee would remove unsolicited ads when using our Zedge app. During the first 12 months after a customer’s sign up for the subscription-based product, Google retains up to 30% as a fee, which decreases to 15% from month 13 and beyond. As of July 31, 2020, we had more than 504,000 active paid subscribers, 89% of which had subscribed on an annual basis. During fiscal 2020, subscriptions have generated approximately $2.4 million in gross revenue.

Prior to May 31, 2019, we generated service revenue from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. The agreement with this mobile application publisher was terminated effective May 31, 2019, and we are no longer providing these services.

During fiscal 2020, we generated revenues of $9.5 million and a loss from operations of $0.4 million, compared to revenues of $8.8 million and a loss from operations of $2.9 million in fiscal 2019.

During fiscal 2020, advertisements from MoPub (owned by Twitter) represented 28.8% of our revenue, advertisements from Google represented 26.1% of our revenues and advertisements from Facebook represented 7.4% of our revenues, as compared with 28.1%, 27.9% and 5.8%, respectively, during fiscal 2019. In addition, advertisements from Ogury contributed 6.5% of our revenues during fiscal 2020, as compared with 9.8% during fiscal 2019.

Recent Developments

In December 2019, we completed the beta launch of ’Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS. Although the app is available globally, our near-term focus is on attracting users in the United States, the United Kingdom and Canada.

In January 2019, we started offering freemium Zedge app users the ability to convert into paying subscribers for the ability to remove unsolicited advertisements from our Zedge app. As of July 31, 2020, we had more than 504,000 paying subscribers.

In March 2018, we completed the launch of Zedge Premium, a section of our Zedge app where consumers are able to access a wide portfolio of professionally created content, including wallpapers, video wallpapers, exclusive ringtones, and videos created by digital artists, photographers, illustrators, musicians and audio engineers from around the world.

Our Competitive Advantage

We believe that the following competitive strengths will drive the growth of our business:

●	Large, global customer base. We benefit from our Zedge app having a large customer base. As of July 31, 2020, we had approximately 32 million MAU of which approximately 26% were in North America and 24% were in Europe (including Eastern Europe), which provide preferred monetization opportunities since these regions provide attractive demographics to advertisers. To serve a global user base, the Android version of our Zedge app is available in 14 languages. Our Zedge app’s global footprint helps us to secure a highly diverse portfolio of content addressing various customer tastes and preferences. In addition, our Zedge app’s customer base attracts advertisers seeking customers that have adequate disposable income to purchase their products and services. Our Zedge app’s large customer base is also a draw to artists and brands looking to market their content to a critical mass of users.

●	Leading global provider of mobile personalization content. We offer our Zedge app globally, enabling users to easily personalize their mobile phones with a wide variety of free, high-quality ringtones, wallpapers, notification sounds, video wallpapers and stickers. We believe that our Zedge app is well positioned for continued leadership in the personalization space.

●	High-quality product. We believe that our Zedge app provides our customers with a high-quality product and superior user experience. We prioritize our customers’ needs and believe that this focus is critical for our long-term growth and expansion. We invest significant resources in product development, design and usability of our Zedge app. We beta test product enhancements extensively and closely monitor customer feedback to ensure that we meet our Zedge app’s user needs. We believe that our Zedge app’s high user ranking validates our product-oriented focus. As of July 31, 2020, our Zedge app enjoyed a lifetime average user rating of 4.6 stars out of a maximum of 5 stars in the Google Play store.

●	Employees. We have a team of highly experienced professionals that take pride and ownership in their work product. Our diverse employee base is passionate about our Zedge app and its mission to serve as a medium for self-expression and entertainment. Our culture is founded on respect and empowerment which are critical in light of us having offices in three different countries. We strive to create an environment where our employees can be autonomous and creative.

●	Management team. We have an experienced management team that has a deep knowledge of the mobile app landscape and is highly focused on execution. Our core management team possesses a solid understanding of the mobile app industry, product design and development, operations and monetization. Collectively, our management team has proven ability in building and scaling a business and pursuing opportunity with a manageable risk profile.

●	Large and diverse content catalogue. Our Zedge app offers a large and diverse catalogue of content including wallpapers, ringtones, notification sounds and, more recently, video wallpapers and app icons. With artists and contributors spanning the globe, our Zedge app has assembled a vast array of content to meet the needs of its users.

●	Technology and infrastructure. The Zedge app has a scalable technology and infrastructure that reliably serves tens of millions of MAU. We use a combination of off-the-shelf and proprietary technologies and infrastructure solutions in the Zedge app that scale efficiently to meet the needs of its large customer base.

Our Strategy

We believe that mobile phone users enjoy personalizing their phones with mobile personalization content. Our Zedge app provide consumers, globally, with a rich array of high-quality personalization content used to express their essence, individuality, and voice in an easy, entertaining and immersive fashion. Professional artists, individual creators and brands turn to our Zedge platform for marketing and distributing their content to our consumers. Our Zedge app currently offers a rich and diverse catalogue of wallpapers, video wallpapers, ringtones, notification sounds on Android and wallpapers, video wallpapers, app icons and ringtones, on iOS. In the future, we may offer new content verticals and enhanced features in our Zedge app.

To date, our Zedge app has been installed approximately 450 million times as of July 31, 2020 and has consistently ranked in the ‘Top 100’ most popular free apps in the Google Play store in the United States. The overwhelming majority of our Zedge app’s downloads have been organic in nature without our investing in paid user-acquisition campaigns. Our Zedge app continues to serve as a low-cost user acquisition channel.

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

In fiscal 2020 we introduced the “Shortz – Chat Stories by Zedge” app, as a beta. It is our first foray in the entertainment vertical and is dedicated to offering “Chat Stories,” which are serialized, short-form fiction delivered in a text-message format. Every time the user clicks on their screen, he or she sees the next message in the episode.

Our Zedge app’s strong position as a leading platform for personalization content that consumers use to express their essence, individuality, and voice in an easy, entertaining and immersive fashion remains critical to our business. In order to maintain this position, we are concentrating our efforts on the following goals:

●	Continue growing our Zedge app’s user base, globally. We expect to continue devoting resources to grow our Zedge app’s user base by:

●	studying its users’ needs and enhancing our app to meet those needs;
●	developing and offering new features and services in the Zedge app that are relevant to new users interested in personalized digital content; and
●	expanding our Zedge app’s reach by collaborating with strategic partners.
●	Improve our Zedge app’s monetization. We will continue exploring additional monetization methods for our Zedge app, including in-app purchases, subscription models, e-commerce, new advertising products and brand sponsorships. We believe that our Zedge app’s large and expanding customer base is an attractive medium for advertisers, brands and artists and that this will result in new monetization opportunities for our Zedge app over time as well as an appealing audience to promote our new apps.
●	In March 2018, we launched Zedge Premium, a marketplace within our Zedge app where professional creators and brands market, distribute and sell their digital content to our consumers. Gross Transaction Value, or GTV, grew 50% to $728,000 in fiscal 2020 from $485,000 in fiscal 2019.
●	In January 2019, we started testing a paid subscription model of our Zedge app which removed unsolicited ads from the app. As of July 31, 2020, we had more than 504,000 active paid subscribers.
●	Ongoing product and technology investment in our Zedge app. We plan to make continued, selected investments in product feature sets and functionalities of our Zedge app in order to both maintain its userbase and attract new users and artists and position its content contributors for optimal success in achieving their marketing and sales goals. Some of these initiatives include ongoing investment in our Zedge app’s search and discovery, content recommendations, supporting new content verticals, improving our Zedge app’s self-serve platform, and connecting creators with relevant end users via our Zedge app.
●	Building our Zedge app into a best-of-breed platform for artists and creators. Our goal is to build our Zedge app into a platform that artists view as prioritizing their needs ahead of other platforms and addressing all aspects of their marketing and revenue generation goals including, but not limited to, ease in managing their virtual storefront, promotion, education, reporting and distribution.
●	Increase our marketing efforts for our Zedge app. Historically, we haven’t invested materially in marketing initiatives for our Zedge app. Going forward, we envision the need to better promote our Zedge app and to amplify our Zedge app’s value proposition to artists and individual creators. We envisage these creators and influencers and brands self-promoting their availability on our Zedge app in order to extend their reach, generating incremental income and drive more end-user traffic to our platform. Furthermore, we also plan to continue to invest in app store optimization, search, marketing automation, social marketing and community management in order to retain and expand our Zedge app’s customer base.
●	Diversify our revenue by developing and offering new apps. Historically, the vast majority of our revenue has been derived from our Zedge app. Without losing focus on our Zedge app, we plan to diversify our revenue by developing and offering new apps that will leverage our technology and management team. In December 2019, we completed the beta launch of ’Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS.
●	Selectively pursue strategic investments, partnerships and acquisitions. On a selective basis, we will look to invest in, partner with or purchase entities that can provide synergistic growth opportunities for our Zedge app and otherwise. For example, in September 2017, we closed the Freeform acquihire in order to accelerate the launch and development of Zedge Premium. We plan to leverage our understanding of the smartphone industry to pursue additional opportunities that we believe can impact our business in a materially positive fashion.

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

In January 2019, we started testing a subscription-based product on the Android version of our Zedge app, whereby users could prepay a monthly or yearly fee to remove unsolicited ads when using our Zedge app. As of July 31, 2020, we had more than 504,000 active paid subscribers.

In December 2019, we completed the beta launch of ’Shortz’, our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS, focusing on users in the United States, the United Kingdom and Canada and it is now available globally.

In August 2020, Jonathan Reich was promoted to Chief Executive Officer and Yi Tsai was promoted to Chief Financial Officer.

Our Technology

Our Zedge app is powered by a scalable distributed platform that is comprised of both open source and proprietary technologies centered on content management and discovery, web and app development, data mining and analytics, deep learning, mobile content/device compatibility, advertising and reporting. We have built a robust platform that allows us to ideate, test, and launch where warranted by the outcome and we have embraced machine learning throughout our technology stack in order to improve content recommendations and relevancy. From an end user’s perspective, our Zedge app’s platform minimizes response latency while maximizing content relevancy and discoverability. We optimize our platform by utilizing systems, algorithms and heuristics that organize our Zedge app’s content based upon real user data and that renders the content in a relevant fashion. Our infrastructure provides a fully redundant production environment in a cloud-hosted, virtual-server environment.

Competition

Our Zedge app faces competition across many different fronts including:

●	Mobile personalization products. Generally, our Zedge app competes with other developers’ mobile apps for an end-user’s screen time. More specifically, ringtones, wallpapers, notification sounds, and video are a commodity, and many smaller apps and websites offer this content both free and for a fee. We believe that our Zedge app has a competitive advantage due to its:

●	large user base;

●	“one stop shop” approach which avails customers of ringtones, wallpapers, notification sounds, video wallpapers and stickers within the same Android app;

●	modular approach that allows the customer to selectively choose what they would like to personalize without handing over the core elements of the native operating system to a third party and overwhelming the user with a myriad of complex options;

●	large content catalogue;

●	proprietary recommendation engine; and

●	market ranking and longevity.

●	Advertisers. We face significant competition for advertising spend on our Zedge app from both digital media providers and traditional media outlets, including television, radio and print, many of which have significantly more resources than us.

●	Content creators. There are many websites and mobile apps that focus on offering content creators an eco-system in which they can market and sell their digital art. Yet, we are not aware of many that as of July 31, 2020 had access to an embedded customer base with approximately 32 million MAU, which we believe makes our Zedge app more attractive to many content creators.

●	Rapid-Paced and Changing World of Mobile App Development. The mobile app eco-system changes quickly and regularly with new apps capturing massive audiences competing for consumer’s time, mindshare and money. This is an ongoing competitive threat requiring us to do our best to adapt as necessary to remain relevant and meaningful.

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

We have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India and Canada and for “Tonesync” in the European Union. We also have applied for trademark protection for “We make phones personal”, “Tattoo your phone”, “Everything You”, “Zedge, Everything, You” and “Shortz – Chat Stories by Zedge” in the United States as well as for copyright protection for our flagship app, Zedge. In addition, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com.

Employees

As of July 31, 2020, we had 37 full-time and 2 part-time employees.

Facilities

Our principal executive office was located in a leased premise comprising approximately 500 square feet of space in New York City, which lease was terminated on July 15, 2020. We have moved to a virtual office because our staffs have been working remotely because of the COVID-19 pandemic. This location housed commercial operations including sales, accounting and finance, and business development. Our Trondheim, Norway facility, with approximately 11,500 square feet of space, accommodates our product, design and technology teams and is under lease through 2021. We also lease a satellite development center in Vilnius, Lithuania. Our servers are hosted in leased data centers in different geographic locations in the United States.

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

In fiscal 2020, approximately 78% of our revenues were generated from our Zedge app selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our Zedge app’s ability to sell advertising inventory. Companies that advertise via our Zedge app may choose to utilize other advertising channels or may reduce or eliminate their marketing altogether for a variety of reasons, many of which are out of our control, including, without limitation, if the demand for mobile phone personalization industry declines or otherwise falls out of favor with advertisers or consumers.

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

We generate substantial majority of our revenue from our Zedge app selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our Zedge app’s ability to sell advertising inventory. Mobile connected devices, especially smartphones, are a relatively new advertising medium. Advertisers have historically spent a smaller portion of their advertising budgets on mobile media as compared to traditional advertising methods, such as television, newspapers, radio and billboards, or online advertising over the internet, such as placing banner ads on websites.

Future demand and market acceptance for mobile advertising is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising.

Further, our advertisers’ ability to effectively target their advertising to our user’s interests may be negatively impacted by the degree to which our privacy control measures that we have implemented or may implement in the future in connection with regulations, regulatory actions, the user experience, or otherwise, and our advertising revenue may decrease or otherwise be curtailed as a result. Changes to operating systems’ practices and policies, such as Apple’s upcoming iOS update specifically related to Identifier for Advertiser (“IDFA”) changes that may also reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners. These limitations may adversely affect our advertisers’ ability to effectively target advertisements and measure their performance, which could reduce the demand and pricing for our advertising products and harm our business. As such, our Zedge app’s current and potential advertiser clients may ultimately find mobile advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result or for other reasons.

If the market for mobile advertising deteriorates, or develops more slowly than we expect, we may not be able to increase our revenues or our revenues and profitability could decline materially.

We may not be successful in diversifying our revenue mix to reduce our significant dependence on third-party advertisers.

In fiscal 2020, approximately 78% of our revenues were generated from our Zedge app selling advertising inventory. We cannot assure you that we will be successful in diversifying our revenue mix by identifying new revenue drivers that complement our advertising-heavy business. Although we have had initial success in converting freemium users into paid subscribers, starting with zero in January 2019 and ending fiscal 2020 with more than 504,000, there is not guarantee that we will continue growing at this pace or how many of our current subscribers will remain as paying subscribers. To date, Zedge Premium has taken longer to scale than we originally anticipated, and we have not experienced the success that we anticipated by selling print-on-demand merchandise which sells at a higher price unit price than the other digital goods that we offer. We previously thought that certain marketers would embrace our platform as a critical distribution medium enabling us to secure a recurring set of advertisers willing to pay for sponsorships, but this has not yet occurred and may not occur. Finally, Android users are prone to spend less money on apps than iOS users. Even if our new initiatives are successful with our Android users, we may not able to replicate that success on iOS, especially since we have fewer iOS users.

Our revenues may fluctuate materially due to increases and decreases of new mobile device sales, over which we have no control.

Our revenue may be materially negatively impacted by a decrease or slowdown in new mobile device sales. Demand for mobile devices correlates to installs of the Zedge app and associated usage and revenue generation.

The COVID-19 pandemic has negatively impacted our Zedge app’s new user growth. We believe that new smartphone sales have suffered as a result of retail business closures, negatively impacting new user growth, especially in well-developed markets. Assuming the retail business rebounds from the COVID-19 pandemic, we expect that our Zedge app’s new user growth will also recover and we will benefit accordingly but there can no assurance of such rebound or new user growth.

If new mobile device sales decrease or slowdown, our Zedge app will experience fewer installations which will negatively impact our revenue and operations.

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

For example, in September 2019, our Zedge app was temporarily removed from Google Play because they asserted that the Zedge app violated their malicious behavior policy. As a result, prospective Android users were prevented from installing our Zedge app, freemium users were unable to convert into paying subscribers and existing users we unable to purchase Zedge Credits. Shortly after the notice was issued, two of our major advertising suppliers ceased serving advertisements to our Zedge app. In addition, Google Play sent a notification to users that had the problematic version of the app on their phone recommending that they uninstall it. We identified the source of the problem as buggy code from a long-term, third-party advertising partner’s standard technology integration in our app. We corrected the problem by removing the offensive code, releasing a new version of our app and our Zedge app was reinstated after approximately 72 hours and concurrently the two major advertising suppliers resumed purchasing our advertising inventory. We estimate the immediate financial impact of the suspension resulted in approximately $100,000 in lost revenue and a material decline in MAU with the majority of uninstalls in emerging markets.

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

Our net losses in fiscal 2020 and fiscal 2019 were $0.6 million and $3.3 million, respectively. Although our cash flow improved in the fourth quarter of fiscal 2020 and overall in fiscal 2020 as compared to fiscal 2019, we expect to incur net losses and negative cash flows in the future until the combination of revenue contributors including Zedge Premium, paid subscriptions and/or new product initiatives such as Chat Stories scale and become profitable, and may need to raise additional capital to support the continuing investment in our Zedge app, including Zedge Premium, and continue our operations.

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

We have a limited operating history as an independent company, and no current sources of financing other than the $2.0 million credit facility with Western Alliance Bank, which was amended in September 2020 for another two year-term expiring September 26, 2022. We may need to raise additional capital for operations and in order for stockholders to realize increased value on our securities. There can be no assurance that we will be able to obtain the necessary funding on commercially reasonable terms in a timely fashion or at all. Failure to receive the funding on commercially reasonable terms, or the failure to receive funding at all, could have a material adverse effect on our business, prospects, and financial condition and we may be unable to fulfill our financial obligations as they become due, which may result in voluntary or involuntary dissolution or liquidation proceeding of us and a total loss of your investment.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We have only a limited operating history upon which you can evaluate our business and prospects. Although we have experienced revenue growth in certain recent periods, our growth in fiscal 2020 was moderate and even declined in fiscal 2019. As part of the nascent mobile advertising industry, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

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

Our Zedge app’s user base is heavily weighted to smartphones running the Android operating system, which constituted approximately 94% of its MAU as of July 31, 2020, and most of our revenues for fiscal 2019. Any significant downturn in the overall demand for Android smartphones or the use of Android smartphones could significantly and adversely affect the demand for our Zedge app and would materially affect our revenues.

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

We may need to invest in paid user acquisition in order to grow our Zedge app’s customer base. However, we may not be able to secure new users for our Zedge app at scale with a positive return on investment. Even if we can secure new profitable customers for our Zedge app, these new customers may be seasonal and/or unsustainable.

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

During the past four years, we have experienced a shift in our Zedge app’s regional customer make-up with MAU increasing in the emerging markets and decreasing in the well-developed markets. In fiscal 2020, our Zedge app’s users in the emerging markets grew by 1.4% while its users in the well-developed regions declined 18.6% when compared to fiscal 2019. This shift has negatively impacted revenues because the well-developed markets command materially higher advertising rates when compared to those in the emerging markets. Although we are investing in reversing this trend, we may not be successful in this effort which may result in lower revenues and profitability.

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

We may not be able to convert freemium users into paying subscribers or maintain paying subscribers for more than a year.

Much of our growth in our Zedge’s app’s MAU since January 2019 is attributable to offering a paid subscription option which is weighted to securing annual prepaid subscriptions. In addition, approximately, 40% of annual subscribers have renewed their subscription for a second year. Depending on the success of our product, the evolution of subscriptions and items beyond our control users may opt not to convert into paying subscribers and/or paying subscribers may choose not to renew their subscriptions. Either of these would adversely impact the business.

We do not have long-term agreements with our Zedge app’s advertisers, and we may be unable to retain existing advertisers, attract new advertisers or replace departing advertisers with advertisers that can provide comparable revenues to us, in which case our business and results of operations may be materially and adversely affected.

In fiscal 2020, approximately 78% of our revenues were generated from our Zedge app selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our Zedge app’s ability to sell advertising inventory. Our success requires us to maintain and expand our Zedge app’s current advertiser relationships and to develop new relationships.

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

In addition to uncertainty about our ability to continue expanding and monetizing internationally, there are additional risks inherent in doing business internationally, including:

●	tariffs, trade barriers, customs classifications and changes in trade regulations. For example, in May 2019, the United Stated banned U.S. companies from doing business with Huawei, a major smartphone manufacturer, the result of which is that our Zedge app will not be available on new Huawei phones, and in 2020 the United States threatened to ban downloads from Tik Tok;

●	difficulties in developing, staffing, and simultaneously managing foreign operations as a result of distance, language, and cultural differences;
●	stringent local labor laws and regulations;

●	strict and unclear laws around data privacy;
●	longer payment cycles;
●	credit risk and higher levels of payment fraud;
●	profit repatriation restrictions and foreign currency exchange restrictions;
●	political or social unrest, economic instability, repression, or human rights issues;
●	geopolitical events, including natural disasters, acts of war and terrorism;
●	import or export regulations;
●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;
●	antitrust and competition regulations;
●	potentially adverse tax developments;
●	seasonal volatility in business activity and local economic conditions;
●	economic uncertainties relating to European sovereign and other debt;
●	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;
●	laws, regulations or rulings that block or limit access to our Zedge app;
●	different, uncertain or more stringent user protection, content, data protection, privacy, intellectual property and other laws; and
●	risks related to other government regulation, required compliance with local laws or lack of legal precedent.

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

In fiscal years 2019 and 2020, we did not record any contingent liabilities relating to pending litigation. When we record or revise our estimates of contingent liabilities in the future, the amount of our estimates may be inaccurate due to the inherent uncertainties relating to litigation. In addition, the outcomes of actions we institute against third parties may not be successful or favorable to us. Litigations and allegations against us may also generate negative publicity that significantly harms our reputation, which may materially and adversely affect our user base and our ability to attract publishers and advertisers. In addition to the related cost, managing and defending litigation and related indemnity obligations can significantly divert management’s and the board of directors’ attention from operating our business. We may also need to pay damages or settle the litigation with a substantial amount of cash or equity. All of these could have a material adverse impact on our business, results of operation and cash flows.

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

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, consumer protection, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us or our subsidiaries of existing laws regulating or requiring licenses for certain businesses of our Zedge app’s advertisers can be unclear. U.S. export control laws and regulations also impose requirements and restrictions on exports to certain nations and persons and on our business. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. As a replacement for the US-EU Safe Harbor framework which was invalidated by the European Court of Justice in October of 2015, the EU-U.S. Privacy Shield Framework was designed by the U.S. Department of Commerce and European Commission to provide U.S. companies with a mechanism to comply with EU data protection requirements when transferring personal data from the European Union to the United States. On July 12, 2016, the European Commission deemed the Privacy Shield Framework adequate to enable data transfers under EU law. To join the Privacy Shield Framework, we will be required to self-certify to the Department of Commerce and commit to comply with the Framework’s requirements. The U.S. Department of Commerce began accepting applications for companies to join the Privacy Shield Framework. The result of us joining the Privacy Shield Framework will likely be an increase in cost of compliance, and an increase in potential for liability for non-compliance

In addition to the actual and potential changes to laws and regulations described elsewhere in these Risk Factors, compliance with privacy and data security regulations, particularly within the EU, is likely to require ongoing investment and changes in how we operate. For example, in May 2018 the EU implemented the General Data Protection Regulation, or GDPR, whose goal is to provide a uniform standard for data protection and privacy for all individuals in the EU and European Economic Area, including both end-users and employees. GDPR compliance required us to invest a considerable amount of resources in fiscal 2018 in addition to adopting new operational procedures in order to assure ongoing compliance. Last year, California passed the California Consumer Privacy Act, or CCPA, which is a privacy law that provides consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. These rights may restrict our ability to use personal information in connection with our business operations. The CCPA also provides a private right of action for security breaches. Washington and Massachusetts have introduced privacy bills and the U.S. Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance. While we carefully consider the compliance mandates of the GDPR and CCPA, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

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

In June 2019, the European Union’s Directive on Copyright in the Digital Single Market, or the Directive, came into effect, and each of the European Union’s member states have until June 2021 to pass appropriate legislation to meet the Directive’s requirements. Directive Article 17 (draft Article 13) replaces the “mere conduit” exemption from copyright infringement from for-profit “online content sharing service providers” with a new, conditional exemption to liability. These conditions are an implementation of “effective and proportionate measures”, as claimed by service providers, to “prevent the availability of specific [unlicensed] works identified by rightsholders”, acting “expeditiously” to remove them, and demonstrating that “best efforts” have been made to prevent their future availability. The article also extends any licenses granted to content hosts to their users, as long as those users are not acting “on a commercial basis”.

Although we have invested and continue to invest in systems and resources, which are intended to ensure that we are compliant with the requirements of the GDPR. CCPA, DMCA, the Directive and other U.S. and international laws relating to, among other things, materials that infringe on copyrights and contain other objectionable content, our systems may not be sufficient or we may unintentionally err and fail to comply with these laws and regulations which could expose us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices which could materially adversely affect our business and financial results.

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

In August of 2018 we opened a development center in Vilnius, Lithuania in order to diversify our talent pool with a qualified and more affordable talent base. If we are unable to recruit and retain well qualified candidates at an attractive rate or manage them well, our business will struggle to meet its development goals and objectives. We were successful in ramping up the recruitment and hiring in fiscal 2020 and ended the fiscal year with a team of 16 engineers and designers. In August 2020, we moved to a serviced office space which provides maximum flexibility during the pandemic.

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

We regard our trademarks, service marks, patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and patent law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary right. As of July 31, 2020, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com. In addition, we have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India, and Canada and for “Tonesync” in the European Union. As discussed in the Business section, we also have applied for trademark protections for other marks in the United States as well as for copyright protection for our flagship app, Zedge.

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

Investors may suffer dilution.

We may engage in equity financing to fund our future operations and growth or acquisitions. If we raise additional funds and/or provide consideration in acquisitions by issuing equity securities, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our Class B common stock. For example, on February 5, 2020, we closed on our registered direct offering of 1,734,459 shares of our Class B common stock for gross proceeds of $2.25 million. We sold 1,657,813 shares at a purchase price of $1.28 per share which represented a 20% discount from the 10 Day Volume Weighted Average Price (VWAP) through January 31, 2020, and certain of our insiders purchased an additional 76,646 shares at a purchase price of $1.67 per share, the closing price on February 3, 2020.

Any such equity financing could occur at prices below, or well below, the then-current trading price of our Class B common stock, which would further exacerbate the ownership interests of our stockholders.

We are exposed to fluctuations in foreign currency exchange rates.

We have significant operations in Europe that are denominated in foreign currencies, primarily the Norwegian Kroner, subjecting us to foreign currency risk. The strengthening or weakening of the U.S. Dollar versus these currencies impacts the expenses generated in these foreign currencies when converted into the U.S. Dollar. In fiscal 2020 and fiscal 2019, we recorded a loss of $152,000 and $242,000, respectively, from foreign currency movements relative to the U.S. Dollar. Included in these amounts were losses from hedging activities of $218,000 and $278,000 in fiscal 2020 and fiscal 2019, respectively. While we regularly enter into transactions to hedge portions of our foreign currency exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

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

Our business, results of operation and financial condition could be adversely affected by the coronavirus COVID-19 pandemic and the restrictions put in place in connection therewith.

Our business could be adversely affected by health epidemics, including the current COVID-19 pandemic, impacting the markets and communities in which we, our partners and customers operate. The COVID-19 pandemic has caused and continues to cause significant business and financial markets disruption worldwide and there is material uncertainty about the duration of this pandemic and its impact on the ongoing effects on our business.

The COVID-19 pandemic has resulted in a dramatic increase in unemployment that could result in interfering with freemium users converting into paid subscribers or in paid subscribers renewing their subscriptions because of the impact on discretionary spend. In addition, we may experience a decline in advertising.

The COVID-19 pandemic has negatively impacted our Zedge app’s new user growth. We believe that new smartphone sales have suffered as a result of retail business closures, negatively impacting new user growth, especially in well-developed markets. Assuming the retail business rebounds from the COVID-19 pandemic, we expect that our Zedge app’s new user growth will also recover and we will benefit accordingly but there can no assurance of such rebound or new user growth

In addition, in response to the spread of COVID-19, many of our employees have had to work from home which may negatively impact productivity and innovation. More generally, the COVID-19 outbreak has adversely affected economies and financial markets globally, which could decrease technology spending and adversely affect demand for our products.

As of July 31, 2020, we had not experienced significant adverse impacts to our results of operations, financial condition, or cash flows. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

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

The trading price of the shares of our Class B common stock is may be volatile, and purchasers of our Class B common stock could incur substantial losses.

Our stock price could be volatile. The stock market in general and the market for mobile internet companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Class B common stock at or above the price paid for the shares. The market price for our Class B common stock may be influenced by many factors, including:

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

Michael Jonas is our majority stockholder, Executive Chairman, Chairman of the Board and a director, and, as of October 22, 2020, has voting power over 1,866,085 shares of our Class B common stock (which includes 524,775 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 1,341,310 shares of our Class B common stock), representing approximately 62.1% of the combined voting power of our outstanding capital stock. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

We exercised our option for the “controlled company” exemption under NYSE American stock exchange rules with respect to our Nominating Committee.

We are a “controlled company” as defined in section 801(a) of the NYSE American Company Guide because more than 50% of the combined voting power of all of our outstanding common stock is beneficially owned by a single stockholder. As a “controlled company,” we are exempt from certain NYSE American rules requiring a board of directors with a majority of independent members, a compensation committee composed entirely of independent directors and a nominating committee composed entirely of independent directors. These independence standards are intended to ensure that directors who meet those standards are free of any conflicting interest that could influence their actions as directors. We applied this “controlled company” exemption for our corporate governance practices only with respect to the requirement of a Nominating Committee and we disbanded our Nominating Committee in fiscal 2020. Accordingly, with respect to our lack of a Nominating Committee you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE American stock exchange, and if we were to apply the controlled company exemption to other independence requirements, you would not have the protection afforded by those requirements either.

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

The Securities and Exchange Commission has adopted regulations that define a “penny stock,” generally, to be an equity security that has a market price of less than $5.00 per share. The price of our Class B common stock has been less than $5.00 per share for a significant amount of the time since it started publicly trading in June 2016 and was less than $5.00 per share on October 25, 2020 and is therefore considered a “penny stock.” This designation requires any broker or dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability or willingness of brokers or dealers to buy or sell our Class B common stock, either directly or on behalf of their clients, may discourage potential shareholders from purchasing our Class B common stock, or may adversely affect the ability of shareholders to sell their shares.

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

Item 2. Properties

Our principal executive office was located in a leased premise comprising approximately 500 square feet of space in New York City, which lease was terminated on July 15, 2020. We have moved to a virtual office because our staffs have been working remotely because of the COVID-19 pandemic. This location housed commercial operations including sales, accounting and finance, and business development. Our Trondheim, Norway facility, with approximately 11,500 square feet of space, accommodates our product, design and technology teams and is under lease through 2021. We also lease a satellite development centers in Vilnius, Lithuania. Our servers are hosted in leased data centers in different geographic locations in the United States. These data centers are owned and maintained by a third-party data center provider.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class B Common Stock

Our Class B common stock is quoted on the NYSE American stock exchange under the trading symbol ZDGE. Trading commenced on the NYSE American on June 1, 2016. On October 21, 2020, the last sales price reported on the NYSE American for our Class B common stock was $1.60 per share.

On October 21, 2020, there were 310 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. As of October 22, 2020, all shares of Class A common stock are beneficially owned by Michael Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2020, and which is incorporated by reference herein.

Recent Sales of Unregistered Securities

On February 5, 2020, we closed on our registered direct offering of 1,734,459 shares of our Class B common stock for gross proceeds of $2.25 million. We sold 1,657,813 shares at a purchase price of $1.28 per share which represented a 20% discount from the 10 Day Volume Weighted Average Price (VWAP) through January 31, 2020, and certain of our insiders purchased an additional 76,646 shares at a purchase price of $1.67 per share, the closing price on February 3, 2020.

We received proceeds of approximately $12,000 from the exercise of stock options in fiscal 2020 for which we issued 86,197 shares of our Class B common stock.

We received proceeds of approximately $5,300 from the exercise of stock options in fiscal 2019 for which we issued 40,700 shares of our Class B common stock.

Issuer Repurchases of Equity Securities

On January 1, 2020, we purchased 4,327 shares of our Class B common stock from a former Freeform employee for $6,772 in connection with the vesting of restricted stock.

On September 18, 2019, we purchased 14,114 shares of our Class B common stock from former Freeform employees for $22,300 in connection with the vesting of restricted stock.

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

Overview

We offer a state-of-the-art digital publishing platform. We use this platform to power our consumer-facing mobile personalization app, called Zedge, available in the Google Play store and App Store, which offers an easy, entertaining and immersive way for end-users to engage with our rich and diverse catalogue of wallpapers, video wallpapers, ringtones, notification sounds on Android and wallpapers, video wallpapers and ringtones, on iOS. We secure our content from amateur and professional artists, and also from emerging and major brands. Artists have the ability to easily launch a virtual storefront in our Zedge app where they can market and sell their content to our user base. In fiscal 2020, we introduced a new entertainment app called “Shortz – Chat Stories by Zedge”, which is focused on serialized, short-form, fiction stories, as a beta that runs on our publishing platform.

Our Zedge app has been installed approximately 450 million times, and at July 31, 2020, boasted approximately 32 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day of the relevant period. Our Zedge app has consistently ranked as one of the most popular free apps in the Google Play store in the United States. Historically, we have not made a material investment in paid user acquisition for our Zedge app.

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

In March 2018, we launched Zedge Premium, a marketplace within our Zedge app where professional creators and brands market, distribute and sell their digital content to our consumers. Since launching Zedge Premium, we have made and continue making material investments in optimizing our Zedge app’s homepage design in order to maximize exposure to premium content with the goal of driving sales. Over time, we expect that Zedge Premium will contribute to a virtuous cycle whereby it drives new consumers into our Zedge app resulting in more artist payouts, which in turn makes the platform more attractive for artists and brands looking to expand their reach and increase their income.

In January 2019, we started offering freemium Zedge app users the ability to convert into paying subscribers for amongst other things the ability to remove unsolicited advertisements from our Zedge app. As of July 31, 2020, we had more than 504,000 active paid subscribers. In fiscal 2021, we hope to further optimize the offer based on user type, geography and price point as well as introduce new subscription enhancements like content bundles and rewards.

In December 2019, we completed the beta launch of ’Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS, focusing on users in the United States, the United Kingdom and Canada and it is now available globally.

Over the past several years, our Zedge app has experienced a continuing decline in its MAU as well as a shift in the regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of July 31, 2020, users in emerging markets represented 70% of our MAU compared to 65% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets. In the fourth quarter of fiscal 2020, users in emerging markets grew by 1.4% while users in well-developed economies declined 18.6% when compared to the same period in fiscal 2019. As of July 31, 2020, approximately 50% of our Zedge app’s user base was located in North America and Europe (including Eastern Europe) with a split of 26% and 24%, respectively, compared with 54% as of July 31, 2019 with 27% in each of North America and Europe (including Eastern Europe).

MAU growth is tightly coupled with securing new users. Historically, our relatively high ranking in the Google Play store has been one of the primary drivers for securing new users. Although still an important factor, we now also dedicate resources to growth initiatives, both organic and paid. With time, we believe that we can change our growth dynamic in well-developed markets. Aside from targeted growth initiatives, we need to continually improve the core user experience, test different mechanisms and content verticals that may spur growth and capitalize on the role that Zedge Premium artists can have on driving new users into the Zedge platform.

The COVID-19 pandemic has negatively impacted our Zedge app’s new user growth. We believe that new smartphone sales have suffered as a result of retail business closures, negatively impacting new user growth, especially in well-developed markets. Assuming the retail business rebounds from the COVID-19 pandemic, we expect that our Zedge app’s new user growth will also recover and we will benefit accordingly.

During the quarter and fiscal year ended July 31, 2020, we generated approximately 73% and 78%, respectively, of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base.

In our Zedge Premium marketplace, the content owner sets the price and the user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching a rewarded video. Alternatively, users can buy Zedge Credits via an in-app purchase. If a user purchases Zedge Credits, Google Play or App Store keeps 30% of the purchase price with the remaining 70% being paid to us. When a user purchases Zedge Premium content, the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item as a royalty and we retain the remaining 30% as our fee, which we recognize as revenue. As Zedge Premium matures and expands, we expect to also diversify our revenue source mix.

In January 2019, we started offering a subscription-based product to Android users of our Zedge app in which the payment of a monthly or annual fee would remove unsolicited ads when using our Zedge app. During the first 12 months after a customer’s sign up for the subscription-based product, Google retains up to 30% as a fee, which decreases to 15% from month 13 and beyond. As of July 31, 2020, we had more than 504,000 active paid subscribers, 89% of which had subscribed on an annual basis. During fiscal 2020, subscriptions have generated approximately $2.4 million in gross revenue.

Prior to May 31, 2019, we generated service revenue from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. The agreement with this mobile application publisher was terminated effective May 31, 2019, and we are no longer providing these services.

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

During the Application and Infrastructure Development Stage, we begin to capitalize costs when the project has been properly authorized and we determine that completion is probable. If a project is subsequently cancelled prior to placement in service, costs that have been capitalized to date will be reviewed for potential impairment. Capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Amortization, which is generally over three years, begins for each project when the code is ready for use, whether or not it is actually placed in service at that time (an exception being if the project’s functionality completely depends on the completion of another project; then, amortization begins when that other project is ready for use).

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

Revenue Recognition

On August 1, 2018, we adopted Financial Accounting Standards Board Accounting Standards Codification Topic 606, applying the modified retrospective method to those contracts not yet substantially completed as of August 1, 2018. The impact of adopting the new revenue standard was not material to our consolidated financial statements and there was no adjustment to beginning retained earnings on August 1, 2018.

We generate revenue from four sources: (1) Advertising; (2) Paid Subscriptions; (3) Zedge Premium and Other and (4) Service. The substantial majority of our revenue is generated from selling our advertising inventory (“Advertising Revenue”) to advertising networks and advertising exchanges, and through direct arrangements with advertisers. Our monthly and annual subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from our Android Zedge app although we are working on adding additional capabilities to subscriptions including offering subscriptions to iOS Zedge App users. In Zedge Premium, we retain 30% as fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium. In fiscal 2019, we also generated revenue from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher (“Service Revenue”). The contract with this publisher was terminated effective May 31, 2019.

Advertising Revenue: We generates the bulk of our revenue from selling our Zedge app’s advertising inventory to advertising networks and advertising exchanges and direct sales to advertisers. We also generate revenue from app publishers that pay us for installations of their apps.

●	Advertising Networks. An advertising network is a third-party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.

●	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.

●	Direct Sales to Advertisers. We sell advertising directly to advertisers through a contractual relationship. These relationships typically offer higher than average pricing than realized from sales via advertising networks or advertising exchanges.

●	App Installs. We earn revenue when a Zedge user installs an app offered by a publisher in the Game Channel that pays the Company a pre-negotiated fee for the installation (referred to as Cost Per Install or CPI). In October 2018, the Company replaced the Game Channel with a game wall which offers Zedge users with a mix of interactive playable ads and HTML5 games which, if installed by the user, generate revenue for Zedge. The Company discontinued game wall in the second quarter of fiscal 2020.

We recognize advertising revenue as advertisements are delivered to users through impressions, ad views or app installs (depending on the terms agreed upon with the advertiser). For in-app display ads, in-app offers, engagement advertisements and other advertisements, our performance obligation is satisfied over the life of the relevant contract (i.e., over time), with revenue being recognized as advertising units are delivered. The advertiser may compensate us on a cost-per-impression, cost-per-click, cost-per-action or cost-per-install basis.

Paid Subscription Revenue: Beginning in January 2019, we started offering monthly and annual paid subscription services sold through Google Play. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions of the subscription. Google Play processes subscription prepayment on Zedge’s behalf, and retains up to 30% as its fee. Paid subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. Both monthly and yearly subscriptions are nonrefundable after a period of 7 days. Paid subscriptions are automatically renewed at expiration unless cancelled by subscribers. The enforceable rights in monthly and yearly subscription contracts are the service period. Because of the cancellation clauses for these subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. The payment terms for subscriptions sold through Google Play is net 30 days after month-end.

Zedge Premium: Zedge Premium is our marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits (ranging from 500 credits for $0.99 to 14,000 credits for $19.99), Google Play or iTunes retains 30% of the purchase price as its fee. When a user purchases Zedge Premium content, the artist or brand receives 70% of the actual revenue (“Royalty Payment”) and the Company receives the remaining 30%, which is recognized as revenue.

Service Revenue: Through May 2019, we managed and optimized the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher. In exchange for these management and optimization services, Zedge shared a portion the advertising revenues from this publisher whose revenue is also derived from sales of advertising. The contract with this publisher was terminated effective May 31, 2019.

Gross Versus Net Revenue Recognition

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis unless we are unable to determine the amount on a gross basis, in which case we report revenue on a net basis. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer.

We generally report our advertising revenue net of amounts due to agencies and brokers because we are not the primary obligor in the relevant arrangements, we do not finalize the pricing, and we do not establish or maintain a direct relationship with the advertiser. Certain advertising arrangements that are directly between us and advertisers are recognized on a gross basis equal to the price paid to us by the customer since we are the primary obligor and we determines the price. Any third-party costs related to such direct relationships are recognized as direct cost of revenues.

We report subscription revenue gross of the fee retained by Google Play, as the subscriber is our customer in the contract and we control the service prior to the transfer to the subscriber.

Goodwill

Goodwill is deemed to have an indefinite life and is not amortized. Goodwill is reviewed annually (or more frequently under certain conditions) for impairment using a fair value approach. We perform our annual or interim goodwill impairment test by comparing the fair value of the relevant reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, we consider income tax effects from any tax-deductible goodwill on the carrying amount of our reporting unit when measuring the goodwill impairment loss, if applicable. We estimate the fair value of our reporting unit using the market approach (guideline company method).

We have the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, we may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

For our annual impairment tests in fiscal years 2020 and 2019, our estimated fair value exceeded our carrying value, therefore, no impairment charge was required. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting unit prove to be incorrect, we may be required to record impairment of goodwill in future periods and such impairment could be material.

RECENT ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

Recently issued accounting standards not yet adopted by us are more fully described in Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

COVID

The COVID-19 pandemic has resulted in public health responses including travel bans, restrictions, social distancing requirements, and shelter-in place orders, which have negatively impacted our business, operations and financial performance. While we initially experienced a significant decrease in advertising spend when the pandemic became global in March 2020, starting in the late spring advertising rates started to stabilize and subscriptions rebounded.

In light of the current operating and economic environment, the Company has shifted resources and priorities to increase focus on generating incremental revenue at the expense of delivering new product. We imposed a temporary hiring freeze and lowered our discretionary spend to preserve cash for mission critical projects. We have responded quickly and decisively to the challenges presented by the pandemic in order to ensure the continuity of our service. In light of the improvement in our revenue in fourth quarter of fiscal 2020 we have begun selectively investing in our products by hiring several software developers and consultants in Lithuania.

Given the unprecedented uncertainty and rapidly shifting market conditions of the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our future financial and operational results. Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. For example, to the extent the pandemic continues to disrupt economic activity globally, it could adversely affect our business, operations and financial results through prolonged decreases in advertising spend, credit deterioration of our customers, depressed economic activity, or declines in capital markets, including volatility of our stock price. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan. As such, given the unprecedented uncertainty around the duration and severity of the impact on market conditions and the business environment, we cannot reasonably estimate the full impacts of the COVID-19 pandemic on our operating results in the future.

Key Performance Indicators

Our results of operations discussion include disclosure of two key performance indicators - Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU). MAU is a key performance indicator that captures the number of unique users that used our Zedge app in the last thirty days of the relevant period, which is important to understanding the size of the user base for our Zedge app which is a significant driver of revenue. Changes and trends in MAU are useful for measuring the general health of our business, gauging both present and potential customers’ experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement. ARPMAU is valuable because it provides insight into how well we monetize our users and the changes and trends in ARPMAU are indications of how effective our monetization investments are.

As of July 31, 2020 MAU, was down 5.6% year over year we believe primarily due to slowing new phone sales which resulted in lower app installs and engagement which are typical user behavior patterns when they purchase a new handset. Over the past several years, we have experienced a continuing shift in the regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of July 31, 2020, users in emerging markets represented 70% of our MAU compared to 65% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets.

ARPMAU was up 50.3% for the three months ended July 31, 2020 when compared to the same period a year ago, pointing to progress we have made in generating more value from our users, particularly from subscriptions.

	Three months ended July 31,
(in millions, except ARPMAU)	2020	2019	% Change
MAU	31.9	33.8	-5.6%
Developed Markets MAU	9.6	11.8	-18.6%
Emerging Markets MAU	22.3	22.0	1.4%
Emerging Markets MAU/Total MAU	70%	65%	7.4%

ARPMAU	$0.0284	$0.0189	50.3%

RESULTS OF OPERATIONS

The following table set forth our consolidated statements of operations data for the fiscal year ended July 31, 2020 compared to the fiscal year ended July 31, 2019:

(in thousands)			Change
Fiscal year ended July 31,	2020	2019	$	%
Revenues	$9,470	$8,816	$654	7.4%
Direct cost of revenues	1,195	1,379	(184)	-13.3%
Selling, general and administrative	7,110	8,897	(1,787)	-20.1%
Depreciation and amortization	1,568	1,427	141	9. 9%
Loss from operations	(403)	(2,887)	2,484	86. 0%
Interest and other income (expense), net	11	(199)	210	105.5%
Net loss resulting from foreign exchange transactions	(152)	(242)	90	37.2%
Provision for income taxes	15	16	(1)	-6.3%
Net loss	$(559)	$(3,344)	$2,785	83. 3%

The following table sets forth the composition of our revenues for the fiscal years ended July 31, 2020 and 2019:

	Fiscal Year Ended
	July 31,		Changes	% of total revenue
	2020	2019	FY	FY’20	FY’19
	(in thousands)
Advertising revenue	$7,410	$7,939	-6.7%	78.2%	90.1%
Paid subscription revenue	1,599	155	931.6%	16.9%	1.8%
Zedge Premium and Shortz revenues	461	130	254.6%	4.9%	1.5%
Service revenue	-	592	-100.0%	0.0%	6.7%
Total Revenues	$9,470	$8,816	7.4%	100.0%	100.0%

Advertising revenue. Advertising revenue declined 6.7% in fiscal 2020 compared to fiscal 2019 primarily due to the shift in the makeup of our user base from well-developed markets that command relatively higher advertising rates to emerging markets where the rates are lower. The 5.6% decline in the overall MAU also contributed the decline in advertising revenue despite improvement in user engagement in fiscal 2020.

Paid subscription revenue. We rolled out a subscription-based product on Android in January 2019, whereby users of our Zedge app could pay a monthly or annual fee to remove unsolicited ads when using our Zedge app. In general, pricing of our monthly subscriptions is $0.99 per month and $3.99 for yearly subscription. We generated $2,406,000 and $516,000 in gross prepaid subscription sales consisting of both monthly and annual subscriptions for the fiscal years ended July 31, 2020 and 2019 respectively. We expect that from time to time the prices of our subscription in each country/region may change and we may test other plan and price variations.

The following table summarizes subscription revenue for the fiscal years ended July 31, 2020 and 2019.

	As of/Years Ended		Change
	31-Jul-20	31-Jul-19	FY’20 vs. FY’19
	(in thousands, except revenue per subscriber and percentages)
Revenues	$1,599	$155	1,444	932%
Paid net subscriber additions	370	134	236	176%
Paid subscriber at end of period	504	134	370	276%
Average paid subcribers	304	103	201	195%
Average monthly revenue per paid subscriber	$0.43	$0.41	0.02	5%

Zedge Premium. We completed the initial rollout of Zedge Premium in March 2018 to a segment of our Android user base and we expanded it to 100% of our Android user base in January 2019. In fiscal 2020, gross transaction value (the total sales volume transacting through the platform), or “GTV,” and net revenue generated from Zedge Premium were $728,000 and $459,000, respectively. In fiscal 2019, GTV and net revenue generated from Zedge Premium were $485,000 and $130,000 respectively. Net revenue includes breakage related to expired Zedge Credits.

We continue to focus on topline growth strategy by testing new monetization drivers including a variety of ad units, merchandising, coin sales as well as certain growth initiatives such as new content vertical in our app and/or new app.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Fiscal year ended July 31,		Change
(in thousands)	2020	2019	FY’20 vs. FY’19
Direct cost of revenues	$1,195	$1,379	$(184)	-13.3%
As a percentage of revenues	12.6%	15.6%

Direct cost of revenues decreased by 13.3% in fiscal 2020 to $1.2 million from $1.4 million in fiscal 2019, primarily attributable to the savings from the migration of our backend infrastructure to cloud-based providers.

As a percentage of revenue, direct cost of revenues in fiscal 2020 were 12.6% as compared to 15.6.% in fiscal 2019 due to the combination of higher revenue and lower direct costs in fiscal 2020 compared to fiscal 2019.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, recruiting fees, facilities, marketing, content acquisition costs, consulting, professional fees, software licensing (“SaaS”) and public company related expenses.

	Fiscal year ended July 31,		Change
(in thousands)	2020	2019	FY’20 vs. FY’19
Selling, general and administrative	$7,110	$8,897	$(1,787)	-20.1%
As a percentage of revenues	75.1%	100.9%

SG&A expenses decreased $1.8 million or 20.1 % in fiscal 2020 to $7.1 million from $8.9 million in fiscal 2019. These decreases were primarily attributable to a $2.1 million reduction in net compensation costs resulting from the workforce reduction plan we implemented in May 2019 and lower discretionary expenses including lower travel expenses caused by the travel ban related to COVID-19, offset by $471,000 higher sales and marketing costs related to the Google fee on subscriptions sales severance payments, a one-time payment related to copyright matters and content acquisition costs associated with the ’Shortz’ app which was launched in December 2019. As the majority of our employees are based in Norway a stronger U.S. Dollar against NOK in fiscal 2020 when compared to fiscal 2019 also contributed to the overall decline of SG&A.

Our headcount totaled 39 as of July 31, 2020 compared to 53 as of July 31, 2019, primarily resulting from the workforce reduction and organic staff attrition in Norway and the U.S., offset by 7 new hires in Lithuania during fiscal 2020 bringing total headcount in Lithuania to 16 at July 31, 2020.

SG&A expenses also included non-cash stock-based compensation expense of $402,000 and $499,000 in fiscal 2020 and 2019, respectively. We also opted to use Class B common stock to pay a portion of our Board of Directors’ compensation and to fund 401(k) matching contributions that aggregated to $90,000 and $120,000 in fiscal 2020 and 2019, respectively. See Note 12 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our stock-based compensation.

Depreciation and amortization. Depreciation and amortization expense consists mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our mobile app service.

	Fiscal year ended July 31,		Change
(in thousands)	2020	2019	FY’20 vs. FY’19
Depreciation and amortization	$1,568	$1,427	$141	9.9%
As a percentage of revenues	16.6%	16.2%

The increase in depreciation and amortization in fiscal 2020 compared to fiscal 2019 was primarily attributable to the completion of four projects with an aggregate value of $459,000 in fiscal 2020. We started amortizing these capitalized software and technology development costs once these projects were completed.

Interest and other income (expense), net. The increase in interest and other income (expenses), net in fiscal 2020 when compared to fiscal 2019 was primarily due to the impairment charges of $250,000 in investment in privately-held company recorded in July 2019. See Note 17 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our investment in privately-held company.

	Fiscal year ended July 31,		Change
(in thousands)	2020	2019	FY’20 vs. FY’19
Interest and other income (expense), net	$11	$(199)	$210	105.5%
As a percentage of revenues	0.1%	-2.3%

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of losses and gains generated from movements in Norwegian Krone, or NOK, relative to the U.S. Dollar including gains or losses from our NOK hedging activities.

	Fiscal year ended July 31,		Change
(in thousands)	2020	2019	FY’20 vs. FY’19
Net loss resulting from foreign exchange transactions	$(152)	$(242)	$90	37.2%
As a percentage of revenues	-1.6%	-2.7%

In fiscal 2020 and 2019, we incurred losses of $218,000 and $278,000, respectively, from NOK hedging activities due to U.S. Dollar’s continued climb against NOK during fiscal 2020.

Provision for income taxes. The tax expense consists of minimum state taxes based on allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiaries reside.

	Fiscal year ended July 31,		Change
(in thousands)	2020	2019	FY’20 vs. FY’19
Provision for income taxes	$15	$16	$(1)	-6.3%
As a percentage of revenues	0.2%	0.2%

As part of the Tax Cuts and Jobs Act of 2017, Global Intangible Low-Taxed Income inclusion (GILTI) and Foreign Derived Intangible Income (FDII) deduction became effective on January 1, 2018.  There was no impact to income tax expense resulting from the GILTI and FDII in light of the Company’s available NOL carry forward and its full valuation allowance.

On March 27, 2020, the CARES Act was signed into law.  The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general, from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years.  Most of these provisions are either not applicable or have no material effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES

General

At July 31, 2020, we had cash and cash equivalents of $5.1 million and working capital (current assets less current liabilities) of $3.9 million. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months ending July 31, 2021. We also maintain a revolving line of credit of up to $2.0 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the twelve months ended July 31, 2020 and 2019:

	Fiscal year ended July 31,
(in thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$2,122	$76
Investing activities	(759)	(1,740)
Financing activities	2,169	(42)
Effect of exchange rate changes on cash and cash equivalents	(30)	(93)
Increase (decrease) in cash and cash equivalents	$3,502	$(1,799)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities is also impacted by the factors impacting revenue discussed above. The change in cash provided by operating activities in fiscal 2020 compared to fiscal 2019 was primarily due to higher revenues coupled with lower costs and expenses, an increase in deferred revenues from paid subscriptions and Zedge Premium, as well as increases in certain non-cash costs and expenses items such as stock-based compensation, impairment of investment in privately-held company and depreciation and amortization which did not consume cash.

Investing Activities

Cash used in investing activities in fiscal 2020 and fiscal 2019 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

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

On June 30, 2020, TreSensa agreed to transfer substantially all of its assets to its lender in full satisfaction of its obligations under certain loan agreement dated March 27, 2020. See Note 17 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Financing Activities

On February 5, 2020, we closed a registered direct offering of 1,734,459 shares of its Class B common stock for net proceeds of $2.1 million from both new and existing investors. See Note 19 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

On April 22, 2020, we received $218,000 in proceeds from a PPP loan from Western Alliance Bank, which was administered by the Small Business Administration and established under the CARES Act, as more fully described in Note 18 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In July 2019, we obtained a loan of $140,000 to finance about 85% of various insurance policies, at an annual percentage interest rate of 4.79% to be repaid over nine equal monthly installments of $15,976.20 starting from September 1, 2019. We repaid this loan in full as of July 31, 2020. Effective August 1, 2020, we obtained a loan of $181,462 to pay for our insurance policies, repayable in nine equal installments of $20,491 starting from September 1, 2020 which represented a 3.89% annual percentage interest rate.

We received proceeds of $11,571 from the exercise of stock options in fiscal 2020 in connection with which we issued 86,197 shares of our Class B common stock. We received proceeds of $5,291 from the exercise of stock options in fiscal 2019 in connection with which we issued 40,700 shares of our Class B common stock.

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two years term which was extended for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At July 31, 2020, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants. On September 25, 2020, this agreement was extended for another two-year term at substantially comparable terms except for the minimum interest rate which was reduced from 5.0% to 3.5%, and the facility was reduced from $2.5 million to $2.0 million at the Company’s request.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At July 31, 2020, there were $2.6 million of outstanding foreign exchange contracts under the credit facility, which reduced the available borrowing under the revolving credit facility by $269,000, see Note 4 to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable were $1.4 million and $1.1 million at July 31, 2020 and 2019 respectively. Our cash collections in fiscal 2020 and fiscal 2019 were $9.2 million and $9.4 million, respectively.

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

In the fiscal year ended July 31, 2020, two customers represented 29% and 26% of the Company’s revenue, and in the fiscal year ended July 31,2019, three customers represented 28%, 28% and 10% of the Company’s revenue. At July 31, 2020, two customers represented 35% and 32% of the Company’s accounts receivable balance and at July 31, 2019, three customers represented 32%, 17% and 17% of the Company’s accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Smaller reporting companies are not required to provide the information required by this item.

OFF-BALANCE SHEET ARRANGEMENTS

At July 31, 2020, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2020.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2020. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of July 31, 2020. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

PART III

Item 10. Directors and Executive Officers of the Registrant, and Corporate Governance

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Jonathan Reich – Chief Executive Officer and President

Yi Tsai – Chief Financial Officer and Treasurer

Michael Jonas –Executive Chairman

Directors

Michael Jonas, Chairman of the Board

Howard Jonas, Vice Chairman of the Board

Mark Ghermezian

Elliot Gibber

Paul Packer

Gregory Suess

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2020, and which is incorporated by reference herein.

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

Item 11. Executive Compensation

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2020, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2020, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2020, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2020, and which is incorporated by reference herein.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits

3.1(1)	Third Amended and Restated Certificate of Incorporation of Zedge, Inc.

3.2(2)	Second Amended and Restated By-Laws of Zedge, Inc.

10.1(3)	2016 Stock Option and Incentive Plan, as Amended and Restated

10.2(1)	Transition Services Agreement

10.3(1)	Tax Separation Agreement

10.4(4)	Google Services Agreement between Zedge, Inc. and Google, Inc., dated June 18, 2014

10.5(4)	Marketplace for Premier Publishers Agreement between Zedge, Inc. and MoPub, Inc., dated February 20, 2013

10.6(5)	Zedge Holdings, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated on November 1, 2011

10.7(1)	Form of ISO Stock Option Agreement

10.8(1)	Form of Nonqualified Stock Option Agreement

10.9(1)	Form of Restricted Stock Agreement

21.01*	Subsidiaries of the Registrant

23.01*	Consent of Mayer Hoffman McCann CPAs, The New York Practice of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed June 1, 2016.

(2)	Incorporated by reference to Form 10-K, filed October 28, 2019

(3)	Incorporated by reference to the Schedule 14A, filed November 21, 2019.

(4)	Incorporated by reference to Form 10-12G/A, filed April 25, 2016.

(5)	Incorporated by reference to Form 10-12G/A, filed May 20, 2016.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEDGE, INC.

By:	/s/ Jonathan Reich
Jonathan Reich Chief Executive Officer

Date: October 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Jonathan Reich	Chief Executive Officer	October 28, 2020
Jonathan Reich	(Principal Executive Officer)

/s/ Yi Tsai	Chief Financial Officer	October 28, 2020
Yi Tsai	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Michael Jonas	Director	October 28, 2020
Michael Jonas

/s/ Howard S. Jonas	Director	October 28, 2020
Howard S. Jonas

/s/ Mark Ghermezian	Director	October 28, 2020
Mark Ghermezian

/s/ Elliot Gibber	Director	October 28, 2020
Elliot Gibber

/s/ Paul Packer	Director	October 28, 2020
Paul Packer

/s/ Gregory Suess	Director	October 28, 2020
Gregory Suess

Zedge, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zedge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zedge, Inc. (the “Company”) as of July 31, 2020 and 2019, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases effective August 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) under the modified retrospective method.

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

New York, New York

October 28, 2020

ZEDGE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value

July 31,	2020	2019
Assets
Current assets:
Cash and cash equivalents	$5,111	$1,609
Trade accounts receivable, net of allowance for doubtful accounts of $0 at July 31, 2020 and 2019	1,407	1,133
Prepaid expenses	123	380
Other current assets	113	103
Total current assets	6,754	3,225
Property and equipment, net	2,584	3,396
Goodwill	2,196	2,266
Other assets	471	120
Total assets	$12,005	$9,007
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$290	$217
Insurance premium loan payable	-	141
Accrued expenses and other current liabilities	1,210	1,172
Deferred revenues	1,338	517
Total current liabilities	2,838	2,047
Loans Payable	218	-
Other liabilities	64	-
Total liabilities	3,120	2,047
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at July 31, 2020 and 2019	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 11,789 shares issued and 11,749 shares outstanding at July 31, 2020, and 9,876 shares issued and 9,854 outstanding at July 31, 2019	118	99
Additional paid-in capital	25,725	23,131
Accumulated other comprehensive loss	(1,085)	(985)
Accumulated deficit	(15,802)	(15,243)
Treasury stock, 40 shares at July 31, 2020 and 22 shares at July 31, 2019, at cost	(76)	(47)

Total stockholders’ equity	8,885	6,960
Total liabilities and stockholders’ equity	$12,005	$9,007

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

Year ended July 31,	2020	2019
Revenues	$9,470	$8,816
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	1,195	1,379
Selling, general and administrative	7,110	8,897
Depreciation and amortization	1,568	1,427
Loss from operations	(403)	(2,887)
Interest and other income (expense), net	11	(199)
Net loss resulting from foreign exchange transactions	(152)	(242)
Loss before income taxes	(544)	(3,328)
Provision for income taxes	15	16
Net loss	(559)	(3,344)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(100)	(283)
Total other comprehensive loss	(100)	(283)
Total comprehensive loss	$(659)	$(3,627)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.05)	$(0.33)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	11,126	10,083

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Accumulated
					Additional	Other			Total
	Class A Common Stock		Class B Common Stock		Paid-in	Comprehensive	Accumulated	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2018	525	$5	9,786	$98	$22,508	$(702)	$(11,899)	$-	$10,010
Exercise of stock options	-	-	41	-	5	-	-	-	5
Stock-based compensation	-	-	30	1	570	-	-	-	571
Stock issued for matching contributions to the 401(k) Plan	-	-	19	-	48	-	-	-	48
Purchase of treasury stock	-	-	-	-	-	-	-	(47)	(47)
Foreign currency translation adjustment	-	-	-	-	-	(283)	-	-	(283)
Net loss	-	-	-	-	-	-	(3,344)	-	(3,344)
Balance – July 31, 2019	525	5	9,876	99	23,131	(985)	(15,243)	(47)	6,960
Net proceeds from sales of Class B Common Stock	-	-	1,734	17	2,092	-	-	-	2,109

Exercise of stock options	-	-	86	1	11	-	-	-	12
Stock-based compensation	-	-	66	1	450	-	-	-	451
Stock issued for matching contributions to the 401(k) Plan			26	-	41	-	-	-	41

Purchase of treasury stock	-	-	-	-	-	-	-	(29)	(29)
Foreign currency translation adjustment	-	-	-	-	-	(100)	-	-	(100)
Net loss	-	-	-	-	-	-	(559)	-	(559)
Balance – July 31, 2020	525	$5	11,788	$118	$25,725	$(1,085)	$(15,802)	$(76)	$8,885

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended July 31,	2020	2019
Operating activities
Net loss	$(559)	$(3,344)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,568	1,427
Impairment of investment in privately-held company	-	250
Loss on disposal of furniture and fixtures	-	3
Stock-based compensation	492	619
Change in assets and liabilities:
Trade accounts receivable	(274)	644
Prepaid expenses and other current assets	247	277
Other assets	(55)	5
Trade accounts payable and accrued expenses	(118)	(311)
Deferred revenue	821	506
Net cash provided by operating activities	2,122	76
Investing activities
Capitalized software and technology development costs and purchase of equipment	(759)	(1,490)
Investment in privately-held company	-	(250)
Net cash used in investing activities	(759)	(1,740)
Financing activities
Proceeds from sales of Class B Common Stock	2,250	-
Payment of issuance costs	(141)	-
Proceeds from PPP loan payable	218	-
Repayment of insurance premium loan payable	(141)	-
Proceeds from exercise of stock options	12	5
Purchase of treasury stock in connection with restricted stock vesting	(29)	(47)
Net cash provided by (used in) financing activities	2,169	(42)
Effect of exchange rate changes on cash and cash equivalents	(30)	(93)
Net increase (decrease) in cash and cash equivalents	3,502	(1,799)
Cash and cash equivalents at beginning of year	1,609	3,408
Cash and cash equivalents at end of year	$5,111	$1,609
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$1	$1
Cash payments made for interest expenses	$3	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note payable issued for insurance premium financing	$-	$141

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Zedge, Inc. (the “Company”) offers a state-of-the-art digital publishing platform. The Company use this platform to power its consumer-facing mobile personalization app, called Zedge, available in the Google Play store and iTunes, which offers an easy, entertaining and immersive way for end-users to engage with its rich and diverse catalogue of wallpapers, stickers, ringtones, notification sounds and video wallpapers. The Company is evolving by developing new, entertainment-focused apps, that will run on its publishing platform. The Company secures its content from artists, both amateurs and professionals as well as emerging and major brands. Artists have the ability to easily launch a virtual storefront in the Zedge app where they can market and sell their content to the Company’s user base. Zedge app has been installed approximately 450 million times, boasts approximately 32 million monthly active users, or MAU, and has consistently averaged in the ‘Top 100’ most popular free apps in the Google Play store in the United States. The Company conducts business as a single operating segment.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2020 refers to the fiscal year ended July 31, 2020).

The Spin-Off

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent public company through a pro rata distribution of the Company’s common stock held by IDT to IDT’s stockholders (the “Spin-Off”).

COVID-19 Impact on Financial and Operational Results

The COVID-19 pandemic has caused, and continues to cause, widespread economic disruption impacting the Company in a number of ways, most notably, with a significant decrease in global advertising spend and a decline in mobile handset sales. However, the Company lacks clarity about how the pandemic will influence its future financial and operational results.

In light of the uncertainty brough about by the pandemic-impacted operating and economic environment, the Company initially shifted resources and priorities to increase focus on generating incremental revenue at the expense of delivering new product. The Company imposed a temporary hiring freeze and lowered its discretionary spend to preserve cash for mission critical projects. The Company has responded quickly and decisively to the challenges presented by the pandemic in order to ensure the continuity of its service. More recently we have selectively started investing in our products by hiring several software developers and consultants in Lithuania.

As of July 31, 2020, the Company had $5.1 million of cash and cash equivalents. The Company has developed contingency plans to preserve liquidity if such actions may be determined to be necessary due to worsening conditions, including related to an increase in impacts from the COVID-19 pandemic or if the effects of the pandemic last longer than currently anticipated. At the current time, the Company does not believe taking such actions is prudent nor, does it expect to need to take such action based on its current forecasts. The Company believes that its existing cash and cash equivalents, together with cash generated by operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future when accounting for the ill effects of the COVID-19 pandemic.

The Company considered the impacts of the COVID-19 pandemic on its significant estimates and judgments used in applying its accounting policies in the fiscal year ended July 31, 2020. In light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to its estimates and judgments could result in a meaningful impact to its financial statements in future periods. Of the more significant items subject to a greater degree of uncertainty during this time include estimates of revenue collectability and credit losses related to accounts receivable.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

On August 1, 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, applying the modified retrospective method to those contracts not yet substantially completed as of August 1, 2018. The impact of adopting the new revenue standard was not material to the Company’s consolidated financial statements and there was no adjustment to beginning retained earnings on August 1, 2018.

The Company generates revenue from four sources: (1) Advertising; (2) Paid Subscriptions; (3) Zedge Premium and Others and (4) Service. The substantial majority of the Company’s revenue is generated from selling its advertising inventory (“Advertising Revenue”) to advertising networks, advertising exchanges, and direct arrangements with advertisers. The Company’s monthly and yearly subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from its Android Zedge app although the Company is working on adding additional capabilities to subscriptions including offering subscriptions to iOS Zedge App users. In Zedge Premium, the Company retains 30% as fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium. In fiscal 2019 the Company also generated revenue from managing and optimizing the advertising inventory of a third-party mobile application publisher, as well as overseeing the billing, collections and reporting related to advertising for this publisher (“Service Revenue”). The contract with this publisher was terminated effective May 31, 2019.

Advertising Revenue: The Company generates the bulk of its revenue from selling its Zedge app’s advertising inventory to advertising networks and advertising exchanges and direct sales to advertisers. The Company also generate revenue from app publishers that pay the Company for installations of their app.

●	Advertising Networks. An advertising network is a third-party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.

●	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.

●	Direct Sales to Advertisers. The Company sell advertising directly to advertisers through a contractual relationship. These relationships typically offer higher than average pricing than realized from sales via advertising networks or advertising exchanges.

●	App Installs. The Company earns revenue when a Zedge user installs an app offered by a publisher in the Game Channel that pays the Company a pre-negotiated fee for the installation (referred to as Cost Per Install or CPI). In October 2018, the Company replaced the Game Channel with a game wall which offers Zedge users with a mix of interactive playable ads and HTML5 games which, if installed by the user, generate revenue for Zedge. The Company discontinued game wall in the second quarter of fiscal 2020.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognize advertising revenue as advertisements are delivered to users through impressions, ad views or app installs (depending on the terms agreed upon with the advertiser). For in-app display ads, in-app offers, engagement advertisements and other advertisements, The Company’s performance obligation is satisfied over the life of the relevant contract (i.e., over time), with revenue being recognized as advertising units are delivered. The advertiser may compensate the Company on a cost-per-impression, cost-per-click, cost-per-action or cost-per-install basis.

Paid Subscription Revenue: Beginning in January 2019, the Company started offering monthly and yearly paid subscription services sold through Google Play. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play processes subscription prepayment on Zedge’s behalf, and retains up to 30% as its fee. Paid subscription revenue is a series type performance obligation and is recognized net of sales tax amounts collected from subscribers. Both monthly and yearly subscriptions are nonrefundable after a period of 7 days. Paid subscriptions are automatically renewed at expiration unless cancelled by subscribers. The enforceable rights in monthly and yearly subscription contracts are the service period. Because of the cancellation clauses for these subscriptions, the duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. The payment terms for subscriptions sold through Google Play is net 30 days after month-end.

Zedge Premium: Zedge Premium is the Company’s marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, the Company’s closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits (ranging from 500 credits for $0.99 to 14,000 credits for $19.99), Google Play or iTunes retains 30% of the purchase price as its fee. When a user purchases Zedge Premium content, the artist or brand receives 70% of the actual revenue (“Royalty Payment”) and the Company receives the remaining 30%, which is recognized as revenue.

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

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis unless the Company is unable to determine the amount on a gross basis, in which case the Company reports revenue on a net basis. The determination of whether the Company act as a principal or an agent in a transaction is based on an evaluation of whether the Company control the good or service prior to transfer to the customer.

The Company generally reports its advertising revenue net of amounts due to agencies and brokers because the Company is not the primary obligor in the relevant arrangements, the Company does not finalize the pricing, and the Company does not establish or maintain a direct relationship with the advertiser. Certain advertising arrangements that are directly between us and advertisers are recognized on a gross basis equal to the price paid to us by the customer since the Company is the primary obligor and the Company determines the price. Any third-party costs related to such direct relationships are recognized as direct cost of revenues.

The Company reports subscription revenue gross of the fee retained by Google Play, as the subscriber is the Company’s customer in the contract and the Company controls the service prior to the transfer to the subscriber.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances. In the fiscal year ended July 31, 2020, two customers represented 29% and 26% of the Company’s revenue, and in the fiscal year ended July 31,2019, three customers represented 28%, 28% and 10% of the Company’s revenue. At July 31, 2020, two customers represented 35% and 32% of the Company’s accounts receivable balance and at July 31, 2019, three customers represented 32%, 17% and 17% of the Company’s accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s estimated fair value exceeded its carrying value in Step 1 of the Company’s annual impairment tests as of May 1st for the fiscal years ended July 31, 2020 and 2019. The Company concluded that no goodwill impairment existed in the fiscal years ended July 31, 2020 and 2019. The Company uses the market approach (guideline company method) for its Step 1 analysis.

Investment in Privately-Held Company

The Company’s investment in privately-held company is a non-marketable equity security without readily determinable fair value. On August 1, 2018, the Company adopted a new accounting standard and adjusts the carrying value of its non-marketable equity securities to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in interest and other income (expense), net in the consolidated statements of comprehensive loss.

The Company periodically evaluates the carrying value of the investment in a privately-held company, when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investment to assess whether impairment losses shall be recorded using Level 3 inputs. This investment includes the Company’s holdings in a privately-held company that is not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the private company, the amount of cash that the privately-held company has on-hand, the ability to obtain additional financing and overall market conditions in which the private company operates or based on the price observed from the most recent completed financing.

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Fiscal Year Ended July 31,
(in thousands)	2020	2019
	(in thousands)
Basic weighted-average number of shares	11,126	10,083
Effect of dilutive securities:
Stock options	-	-
Non-vested restricted Class B common stock	-	-
Deferred stock units	-	-
Diluted weighted-average number of shares	11,126	10,083

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following shares were excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive:

Fiscal Year Ended July 31,
(in thousands)	2020	2019
Stock options	1,227	1,231
Non-vested restricted Class B common stock	105	195
Deferred stock units	61	-
Shares excluded from the calculation of diluted earnings per share	1,393	1,426

For both fiscal 2020 and fiscal 2019, the diluted earnings per share equals basic earnings per share because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock and deferred stock units would have been anti-dilutive.

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

Derivative Instruments – Foreign Exchange Forward Contracts

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, primarily the U.S. Dollar – Norwegian Krone (“NOK”) exchange rate and Euro (“EUR”). The Company’s risk management policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate exposure. Foreign currency derivative activities are subject to the management, direction and control of the executive management. Foreign exchange forward contracts are recognized on the consolidated balance sheet at their fair value in “Other current assets” or “Accrued expenses and other current liabilities”, and changes in fair value are recognized in “Net loss resulting from foreign exchange transactions” in the consolidated statements of comprehensive loss.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Functional Currency

The U.S. Dollar is the Company’s functional currency. The functional currencies for the Company’s subsidiaries that operate outside of the United States are NOK for Zedge Europe AS and EUR for Zedge Lithuania UAB which is a wholly-owned subsidiary of Zedge Europe AS, which are the currencies of the primary economic environments in which they primarily expend cash. The Company translates assets and liabilities denominated in foreign currencies to U.S. Dollars at the exchange rate in effect as of the financial statement date, and translates accounts from the statements of comprehensive loss using the weighted average exchange rate for the period. Gains or losses resulting from foreign currency translations are recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses including gains and losses from currency exchange rate changes related to intercompany receivables and payables are reported in “Net loss resulting from foreign exchange transactions” in the accompanying consolidated statements of comprehensive loss.

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

Leases

The Company leases office spaces and equipment in multiple locations under non-cancelable lease agreements. The leases are reviewed for classification as operating and capital leases. For operating leases, rent is recognized on a straight-line basis over the lease period. For capital leases, the Company records the leased asset with a corresponding liability. Payments are recorded as reductions to the liability with an appropriate interest charge recorded based on the then-outstanding remaining liability. Upon adoption of Accounting Standards Update (“ASU”) 2016-02 —Leases on August 1, 2019, the Company recognized additional operating liabilities and corresponding right-of-use assets based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. See “Recently Adopted Accounting Standard” below and Note 10 for additional information on the impact of ASU 2016-02 —Leases.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02 —Leases (Topic 842), and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, which require a reporting entity to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for operating leases to increase the transparency and comparability.

The Company adopted this standard in the first quarter of fiscal 2020, effective as of August 1, 2019, using the modified retrospective approach. The adoption of Topic 842 had a material impact on the Company’s consolidated balance sheets, but did not impact its consolidated statements of comprehensive loss, consolidated statements of stockholders’ equity, or consolidated statements of cash flows. There was no adjustment to beginning retained earnings on August 1, 2019. The Company elected the short-term lease recognition exemption for all leases that qualify. Accordingly, the Company did not recognize ROU assets or lease liabilities for leases that qualify, including leases for existing short-term leases in effect at transition and continue to recognize those lease payments as expenses on the Company’s consolidated statements of comprehensive loss on a straight-line basis over the lease term. The Company elected the practical expedient to not separate lease and non-lease components for all its leases. Upon adoption, the Company recognized new ROU assets and lease obligations on the Consolidated Balance Sheet for its operating leases of $538,000 and $512,000, respectively. See Note 10 – Lease for further details.

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on August 1, 2020. The Company does not expect that the new standard will have a significant impact on its consolidated financial statements.

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

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for the Company in the first quarter of fiscal 2022 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Note 2—Revenue

Disaggregation of Revenue

The following table summarizes revenue by type of monetization mechanisms of the Zedge app for the periods presented:

	Fiscal Year Ended
	July 31,
	2020	2019
	(in thousands)
Advertising revenue	$7,410	$7,939
Paid subscription revenue	1,599	155
Zedge Premium and Shortz revenues	461	130
Service revenue	-	592
Total Revenues	$9,470	$8,816

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Balances

Deferred revenues

The Company records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users redeem Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of July 31, 2020, and 2019, the Company’s deferred revenue balance related to Zedge Premium was approximately $169,000 and $155,000, respectively.

The Company also records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of July 31, 2020, the Company’s deferred revenue balance related to subscriptions was approximately $1,169,000, representing approximately 504,000 active subscribers. As of July 31, 2019, the Company’s deferred revenue balance related to paid subscriptions was approximately $362,000, representing approximately 134,000 active subscribers which was recognized during fiscal 2020.

Total deferred revenues increased $821,000 from $517,000 at July 31, 2019 to $1,338,000 at July 31, 2020, primarily due to the Company’s new revenue streams from subscriptions and Zedge Premium as discussed above.

Significant Judgments

The advertising networks and advertising exchanges to which we sell our inventory track and report the impressions and installs to Zedge and Zedge recognizes revenues based on these reports. The networks and exchanges base their payments off of those reports and Zedge independently compares the data to each of the client sites to validate the imported data and identify any differences. The number of impressions and installs delivered by the advertising networks and advertising exchanges is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

Practical Expedients

The Company expenses the fees retained by Google Play related to the subscriptions revenue when incurred because the duration of the contracts for which the Company pay commissions are less than one year. These costs are included in the selling, general and administrative expenses of the Consolidated Statements of Comprehensive Loss.

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
July 31, 2020
Assets:
Foreign exchange forward contracts	$-	$10	$-	$10

Liabilities:
Foreign exchange forward contracts	$-	$-	$-	$-

July 31, 2019
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$38	$-	$38

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Other Financial Instruments

The Company’s other financial instruments at July 31, 2020 and 2019 included trade accounts receivable, trade accounts payable, insurance premium and other loan payable. The carrying amounts of the trade accounts receivable, trade accounts payable, insurance premium and other loan payable approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar to NOK and EUR exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 15). The Company does not apply hedge accounting to these contracts; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at July 31, 2020 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Aug-20	$350,000	3,216,324
Sep-20	200,000	1,819,629
Oct-20	200,000	1,819,409
Nov-20	200,000	1,819,209
Dec-20	200,000	1,819,109
Jan-21	200,000	1,818,709
Feb-21	200,000	1,818,509

Total	$1,550,000	14,130,898

Settlement Date	U.S. Dollar Amount	EUR Amount
Sep-20	175,000	149,557
Oct-20	175,000	149,455
Nov-20	175,000	149,365
Dec-20	175,000	149,276
Jan-21	175,000	149,111
Feb-21	175,000	149,009

	$1,050,000	895,773

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

July 31, (in thousands)		2020	2019
Assets and Liabilities Derivatives:	Balance Sheet Location

Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$10	$-
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$-	$38

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effects of derivative instruments on the consolidated statements of comprehensive loss were as follows:

Amount of Loss Recognized on Derivatives Year ended July 31, (in thousands)		2020	2019
Derivatives not designated or not qualifying as hedging instruments	Location of Loss Recognized on Derivatives
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$(218)	$(278)

Note 5—Property and Equipment

Property and equipment consisted of the following:

July 31,
(in thousands)	2020	2019
Capitalized software and technology development costs	$7,246	$9,555
Other	324	310
	7,570	9,865
Less accumulated depreciation and amortization	(4,986)	(6,469)
Total	$2,584	$3,396

Depreciation and amortization expense pertaining to property and equipment was $1.6 million and $1.4 million for the fiscal years ended July 31, 2020 and 2019, respectively.

Note 6—Goodwill

The Company’s goodwill related to an acquisition made in a prior period and is carried on the balance sheet of Zedge Europe AS.

The table below reconciles the change in the carrying amount of goodwill for the period from July 31, 2018 to July 31, 2020:

(in thousands)

Balance at July 31, 2018	$2,447
Foreign currency translation adjustments	(181)
Balance at July 31, 2019	2,266
Foreign currency translation adjustments	(70)
Balance at July 31, 2020	$2,196

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

July 31,
(in thousands)	2020	2019
Accrued vacation	$392	$503
Accrued payroll taxes	274	183
Accrued payroll and bonuses	132	235
Operating lease liability	232	-
Derivative liability	-	38
Accrued professional fees	-	57
Due to artists	136	56
Other	44	100
Total accrued expenses and other current liabilities	$1,210	$1,172

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

Note 10— Leases

At the inception of certain arrangements, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Operating leases are included in other assets, accrued expenses and other current liabilities, and other liabilities on the Company’s Consolidated Balance Sheets. The Company does not have any finance leases.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company currently leases 11,578 square feet of office space for its technology development center located in Trondheim, Norway, under a noncancelable lease that expires in 2021. The Company uses these facilities to accommodate its product, design and technology team. Additionally, the Company also has or had short-term leases for its offices in 1) New York City (which lease was terminated on July 15, 2020), 2) Vilnius, Lithuania, a satellite development center and 3) Bodo, Norway that meet short-term lease criteria and are not recognized on the Consolidated Balance Sheets. Most leases include one or more options to renew, and the exercise of these options is at the Company’s sole discretion. The Company determined that its options to renew would not be reasonably certain in determining the expected lease term, and therefore are not included as part of its ROU assets and lease liabilities.

In calculating the present value of the lease payments, the Company has elected to utilize its estimated incremental borrowing rate based on the remaining lease term and not the original lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

The elements of lease expense were as follows (in thousands):

Fiscal Year Ended
July 31, 2020
Operating lease cost	$227
Other lease cost, net (1)	143
Total lease cost	$370

(1)	Other lease cost, net includes short-term lease costs and variable lease costs, which are immaterial.

Rental expense under operating leases was $354,000 for the years ended July 31, 2019.

The following table presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet (in thousands):

Operating leases:	As of July 31, 2020
Other assets	$317
Other current liabilities	$232
Other liabilities	64
Total operating lease liabilities	$296

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of July 31, 2020:

As of July 31, 2020
Weighted average remaining lease term:
Operating leases	1.42 years
Weighted average discount rate:
Operating leases	5.00%

Supplemental cash flow information related to leases was as follows (in thousands):

Fiscal Year Ended July 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating leases	$225

Future minimum lease payments under non-cancelable leases for the years ending July 31, 2021 and 2022 are as follows (in thousands):

Operating Leases
2021	243
2022	66
Total future minimum lease payments	309
Less imputed interest	13
Total	$296

As of July 31, 2020, the Company did not have any leases that have not yet commenced that create significant rights and obligations.

Note 11—Income Taxes

The components of loss before income taxes are as follows:

Fiscal year ended July 31, (in thousands)	2020	2019
Domestic	$(630)	$(3,199)
Foreign	86	(129)
Loss before income taxes	$(544)	$(3,328)

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision for income taxes consisted of the following:

Fiscal year ended July 31, (in thousands)	2020	2019
Current:
Foreign	$14	$15
Federal	-	-
State	1	1
Total current expense	15	16
Deferred:
Foreign	-	-
Federal	-	-
State	-	-
Total deferred expense	-	-
Provision for income taxes	$15	$16

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows:

Fiscal year ended July 31, (in thousands)	2020	2019
U.S federal income tax (benefit) at statutory rate	$(114)	$(699)
State tax (net of federal benefit)	29	(449)
Change in valuation allowance	13	1,147
Foreign tax rate differential	(6)	7
Stock based compensation and employement credits	-	(3)
Other	93	13
Provision for income taxes	$15	$16

On March 27, 2020, the CARES Act was signed into law.  The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general, from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years.  Most of these provisions are either not applicable or have no material effect on the Company.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

July 31, (in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$1,783	$1,616
Reserves and accruals	185	370
Stock-based compensation	242	211
Net deferred tax assets	2,210	2,197
Less valuation allowance	(2,210)	(2,197)
Total deferred tax assets	$-	$-

At July 31, 2020, the Company had available U.S. federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $5.6 million and $5.9 million, respectively, to offset future taxable income. Approximately $3.3 million federal NOLs can be carried forward indefinitely but it is limited to 80% of future taxable income. The federal and state NOL carryforwards will begin to expire in 2036. As of July 31, 2020, the Company has available NOL carryforwards of approximately $433,000 to offset future foreign taxable income.

Due to its history of losses, the Company believes that it is more-likely-than-not that substantially all of the deferred tax assets will not be realized. Therefore, the Company has a full valuation allowance on all U.S. and foreign deferred tax assets. The change in the valuation allowance is as follows:

Fiscal year ended July 31, (in thousand)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2020
Reserves deducted from deferred income taxes, net:
Valuation allowance	$2,197	$13	$-	$2,210
2019
Reserves deducted from deferred income taxes, net:
Valuation allowance	$1,050	$1,147	$-	$2,197

At July 31, 2020 and 2019, the Company did not have any unrecognized tax benefits and did not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date. In the fiscal years ended July 31, 2020 and 2019, the Company recorded no interest and penalties on income taxes. At July 31, 2020 and 2019, there was no accrued interest included in income taxes payable.

The Company currently remains subject to examinations of its U.S. tax returns as follows: U.S. federal tax returns for fiscal 2017 to fiscal 2019, state and local tax returns generally for fiscal 2017 to fiscal 2019 and foreign tax returns generally for fiscal 2018 to fiscal 2019.

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development Credits

As of July 31, 2020 and 2019, the balance of the Company’s receivable from Norway’s SkatteFUNN government program designed to stimulate research and development in Norwegian trade and industry was $0 and $35,000, respectively, which was included in “Other current assets” in the consolidated balance sheet. The Company has not worked on SkatteFUNN approved projects since January 2018.

Note 12—Stock-Based Compensation

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

In November 2019, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 230,000 shares to an aggregate of 1,271,000 shares. This amendment was ratified by the Company’s stockholders during Annual Meeting held on January 13, 2020. At July 31, 2020, there were 262,000 shares of the Company’s Class B common stock available for awards under the 2016 Incentive Plan.

Pursuant to the 2016 Incentive Plan, the option exercise price for all stock option awards that are designated as “Incentive Stock Options” must not be less than the Fair Market Value of the shares of Class B Common Stock covered by the option award on the date of grant. In general, Fair Market Value means the closing sale price per share of Class B Common Stock on the exchange on which the Class B Common Stock is principally traded for the last preceding date on which there was a sale of Class B Common Stock on such exchange.

In the fiscal years ended July 31, 2020 and 2019 there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

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

In fiscal years 2020 and 2019, the Compensation Committee approved equity grants of options to purchase 207,996 and 27,493 shares respectively of the Company’s Class B common stock to various executives, consultants and employees, vesting mostly over a three-year period. Unrecognized compensation expense related to these grants were $265,000 and $33,000 in fiscal 2020 and 2019 respectively based on the estimated fair value of the options on the grant dates.

In fiscal 2020, the Company received proceeds of $11,571 from the exercise of stock options for which the Company issued 86,197 shares of its Class B common stock. In fiscal 2019, the Company received proceeds of $5,291 from the exercise of stock options for which the Company issued 40,700 shares of its Class B common stock.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company cancelled or forfeited options grants of 126,000 shares and 69,000 shares in fiscal 2020 and fiscal 2019 respectively primarily due to employee resignations or layoffs.

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

The Company used the following weighted average assumptions in its BSM pricing model:

Fiscal year ended July 31,	2020	2019
Expected term	6.0 years	6.0 years
Volatility	82.9%	73.8%
Risk free interest rate	1.6%	2.7%
Dividends	—	—

The following represents option activity for the fiscal years ended July 31, 2020 and 2019, including options granted prior to the spin-off on June 1, 2016 and options granted under the 2016 Incentive Plan adopted on June 2, 2016:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2018	1,314	$1.58	7.40	$2,055
Granted	27	1.80
Exercised	(41)	0.13
Cancelled / forfeited	(69)	1.99
Outstanding at July 31, 2019	1,231	$1.60	6.32	$642
Granted	208	1.82
Exercised	(86)	0.13
Cancelled / forfeited	(126)	1.35
Outstanding at July 31, 2020	1,227	$1.76	5.95	$402
Exercisable at July 31, 2020	1,000	$1.75	5.20	$396

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the periods indicated:

July 31, (in thousands except per share amounts)	2020	2019
Weighted average grant date fair value of options granted	$1.28	$1.19
Intrinsic value of options exercised	109	66
Fair value of awards vested	197	252

At July 31, 2020, there was $217,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

In fiscal 2020, the Company granted 30,534 restricted shares of its Class B common stock, which vested over a six-month period, to its interim Chief Executive Officer at a grant date fair value of $1.97 per share. The Company also granted 1,411 restricted shares of its Class B common stock, which vested over three year, to Chairman of the Board at a grant date fair value of $1.97 per share.

In fiscal 2020, the Company granted 34,066 restricted shares of its Class B common stock, which vested immediately, to its non-employee Board of Directors at an average grant date fair value of $1.41 per share. In fiscal 2019, the Company granted 30,558 restricted shares of its Class B common stock, which vested immediately, to its non-employee Board of Directors at an average grant date fair value of $2.33 per share. These shares were awarded pursuant to the non-employee Board of Director’s semi-annual grant.

At July 31, 2020, there were 105,128 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2020, there was $132,000 of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 0.9 years.

The following represents restricted shares activity for the fiscal years ended July 31, 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock award as of July 31, 2018	301,506	$2.28
Granted	-	-
Vested	(106,131)	2.30
Forfeited	-	-
Non-vested stock award as of July 31, 2019	195,375	2.33
Granted	31,945	1.97
Vested	(122,192)	2.26
Forfeited	-	-
Non-vested stock award as of July 31, 2020	105,128	$2.30

Deferred Stock Units

In fiscal 2020, the Compensation Committee approved the grant of 92,544 Deferred Stock Units (DSUs) to 13 of its non-executive employees based in Norway and Lithuania. Each DSU represents a right to receive one share of Class B Common Stock. The DSUs primarily vest over a four-year period from grant. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $144,000 based on the estimated fair value of the DSUs on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. At July 31, 2020, unrecognized compensation expense related to unvested DSUs was an aggregate of $69,000 which is expected to be recognized over a weighted-average period of 3.0 years.

The following represents restricted shares activity for the fiscal years ended July 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested DSU award as of July 31, 2019	-	$-
Granted	92,544	1.55
Vested	-	-
Forfeited	(32,000)	1.54
Non-vested DSU award as of July 31, 2020	60,544	$1.56

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13—Related Party Transactions

Following the Spin-Off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement (“TSA”). In fiscal 2020 the Company was charged by IDT a total of $107,000 for legal services. In addition, the Company charged IDT $148,000 for consulting services provided to IDT by a Zedge employee.  As of July 31, 2020, IDT owed the Company $39,000.

The activities between the Company and IDT were as follows:

Fiscal years ended July 31, (in thousands)	2020	2019
Balance at beginning of year	$-	$1
Legal services provided by IDT	107	117
Consulting services provided to IDT	(148)	(96)
Cash payments received from IDT	14	4
Cash payments made to IDT	(12)	(26)
Due (from) to IDT*	$(39)	$-

*	Due from IDT is included in other current assets. Due to IDT is included in accrued expenses and other current liabilities.

In the fiscal years ended July 31, 2020 and 2019, the Company paid $143,000 and $171,000, respectively, to Braze Inc. (formerly “Appboy, Inc.”) for use of its customer relationship management and lifecycle marketing platform. The former Chief Executive Officer and Co-Founder of Braze, Inc. is a member of the Company’s Board of Directors.

In the fiscal years ended July 31, 2020 and 2019, the Company paid $35,000 and $57,500, respectively, to Activist Artists Management, LLC pursuant to certain referral agreement. A member of the Company’s Board of Directors owns 33.4% of Activist Artist with which the Company entered into an amended retainer agreement on August 1, 2020, pursuant to which the Company pays Activist Artists $3,750 per month, plus possible commissions.

Note 14—Business Segment and Geographic Information

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

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
July 31, 2020	$2,513	$542	$3,055
July 31, 2019	$3,304	$212	$3,516

Total assets:
July 31, 2020	$7,730	$4,275	$12,005
July 31, 2019	$5,508	$3,499	$9,007

Note 15—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two years term which was extended for another two years term expiring September 26, 2020. Advances under this facility may not exceed the lesser of $2.5 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. The outstanding principal amount bears interest per annum at the greater of 5.0% or the prime rate plus 1.25%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2020. The Company is required to pay an annual facility fee of $12,500 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At July 31, 2020, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants. On September 25, 2020, this agreement was extended for another two-year term at substantially comparable terms except for the minimum interest rate which was reduced from 5.0% to 3.5%, and the facility was reduced from $2.5 million to $2.0 million at the Company’s request.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At July 31, 2020, there were $2.6 million of outstanding foreign exchange contracts under the credit facility, which reduced the available borrowing under the revolving credit facility by $269,000 see Note 4 above.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16—Defined Contribution Plan

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

The Company’s cost for matching contributions to the Plan were $41,000 and $48,000 for the fiscal years ended July 31, 2020 and 2019, respectively. In lieu of making cash contributions, the Company opted to contribute 26,193 shares and 19,479 shares of the Company’s Class B common stock to the Plan for fiscal 2020 and fiscal 2019, respectively.

Note 17— Investment in Privately-Held Company

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

The Company periodically evaluates the carrying value of the investments in privately-held company when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investments to assess whether impairment losses shall be recorded using Level 3 inputs. These investments include the Company’s holdings in privately-held company that are not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the privately-held company, the amount of cash that the privately-held company have on-hand, the ability to obtain additional financing and overall market conditions in which the privately-held company operate or based on the price observed from the most recent completed financing round.

TreSensa has incurred quarterly operating losses for several consecutive quarters which was funded in large part through short-term borrowings.  The Company recorded an impairment charges of $250,000 in July 2019 which was included in interest and other income (expense), net in the consolidated statements of comprehensive loss, and reduced the carrying value of the Company’s non-marketable equity securities to $0 as of July 31, 2020.

On June 30, 2020, TreSensa agreed to transfer substantially all of its assets to its lender in full satisfaction of its obligations under certain loan agreement dated March 27, 2020.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18—Loans Payable

On July 16, 2019, the Company obtained a loan of $140,000 to pay for its insurance coverages, repayable in nine equal installments of $15,976 starting from September 1, 2019 which represented a 4.79% annual percentage interest rate.

Effective August 1, 2020, the Company obtained a loan of $181,462 to pay for its insurance coverages, repayable in nine equal installments of $20,491 starting from September 1, 2020 which represented a 3.89% annual percentage interest rate.

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

The Company believes it qualified for a PPP loan and applied for and received a $218,000 loan from Western Alliance Bank, a loan servicer and the Company’s lender (see Note 15), on April 22, 2020. The Company is using these proceeds primarily for payroll purposes for U.S. employees during the covered period provided under the PPP (which was extended to 24 weeks) and therefore expects that most of this loan will be forgiven. Any portion of the loan that is not forgiven will be due two years after inception of the loan.

Note 19—Sales of Class B Common Stock

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