Form 10-K/A
period 2020-07-31
Zedge, Inc.
filed 2020-12-09
CIK 1667313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended July 31, 2020

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-37782

Zedge, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3199071
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1178 Broadway, 3rd Floor #1450, New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

(330) 577-3424

(Registrant’s Telephone Number, Including Area Code)

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B common stock, par value $0.01 per share	ZDGE	NYSE American

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

As of December 7, 2020, the registrant had outstanding 524,775 shares of Class A common stock and 11,947,512 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 11, 2021, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

ZEDGE, INC.

Explanatory Note

Zedge, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended July 31, 2020 (the “Form 10-K”), filed with the Securities and Exchange Commission on October 28, 2020 (the “Original Filing Date”), solely to furnish Exhibit 4.2 to the Form 10-K in accordance with Item 601(b)(4) of Regulation S-K. Exhibit 4.2 provides a description of each class of securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934.

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits

3.1(1)	Third Amended and Restated Certificate of Incorporation of Zedge, Inc.

3.2(2)	Second Amended and Restated By-Laws of Zedge, Inc.

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1(3)	2016 Stock Option and Incentive Plan, as Amended and Restated

10.2(1)	Transition Services Agreement

10.3(1)	Tax Separation Agreement

10.4(4)	Google Services Agreement between Zedge, Inc. and Google, Inc., dated June 18, 2014

10.5(4)	Marketplace for Premier Publishers Agreement between Zedge, Inc. and MoPub, Inc., dated February 20, 2013

10.6(5)	Zedge Holdings, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated on November 1, 2011

10.7(1)	Form of ISO Stock Option Agreement

10.8(1)	Form of Nonqualified Stock Option Agreement

10.9(1)	Form of Restricted Stock Agreement

21.01(6)	Subsidiaries of the Registrant

23.01(6)	Consent of Mayer Hoffman McCann CPAs, The New York Practice of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm

31.01(6)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02(6)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01(6)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02(6)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(6)	XBRL Instance Document

101.SCH(6)	XBRL Taxonomy Extension Schema Document

101.CAL(6)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(6)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(6)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(6)	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed June 1, 2016.

(2)	Incorporated by reference to Form 10-K, filed October 28, 2019

(3)	Incorporated by reference to the Schedule 14A, filed November 21, 2019.

(4)	Incorporated by reference to Form 10-12G/A, filed April 25, 2016.

(5)	Incorporated by reference to Form 10-12G/A, filed May 20, 2016.

(6)	Incorporated by reference to Form 10-K, filed October 28, 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEDGE, INC.

By:	/s/ Jonathan Reich
Jonathan Reich
Chief Executive Officer

Date: December 9, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Jonathan Reich	Chief Executive Officer	December 9, 2020
Jonathan Reich	(Principal Executive Officer)

/s/ Yi Tsai	Chief Financial Officer	December 9, 2020
Yi Tsai	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Michael Jonas	Director	December 9, 2020
Michael Jonas

/s/ Howard S. Jonas	Director	December 9, 2020
Howard S. Jonas

/s/ Mark Ghermezian	Director	December 9, 2020
Mark Ghermezian

/s/ Elliot Gibber	Director	December 9, 2020
Elliot Gibber

/s/ Paul Packer	Director	December 9, 2020
Paul Packer

/s/ Gregory Suess	Director	December 9, 2020
Gregory Suess

4