Form 10-Q
period 2020-10-31
Zedge, Inc.
filed 2020-12-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

As of December 10, 2020, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	11,999,012 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	October 31, 2020	July 31, 2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$6,252	$5,111
Trade accounts receivable, net of allowance for doubtful accounts of $0 at October 31, 2020 and July 31, 2020	1,961	1,407
Prepaid expenses	261	123
Other current assets	76	113
Total current assets	8,550	6,754
Property and equipment, net	2,436	2,584
Goodwill	2,091	2,196
Other assets	390	471
Total assets	$13,467	$12,005

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$365	$290
Insurance premium loan payable	142	-
Accrued expenses and other current liabilities	1,198	1,210
Deferred revenues	1,559	1,338
Total current liabilities	3,264	2,838
Loans Payable	218	218
Other liabilities	3	64
Total liabilities	3,485	3,120

Commitments and contingencies (Notes 8 and 11)

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at October 31, 2020 and July 31, 2020	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 11,827 shares issued and 11,769 shares outstanding at October 31, 2020, and 11,789 shares issued and 11,749 outstanding at July 31, 2020	118	118
Additional paid-in capital	25,962	25,725
Accumulated other comprehensive loss	(1,244)	(1,085)
Accumulated deficit	(14,757)	(15,802)
Treasury stock, 58 shares at October 31, 2020 and 40 shares at July 31, 2020, at cost	(102)	(76)
Total stockholders’ equity	9,982	8,885
Total liabilities and stockholders’ equity	$13,467	$12,005

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	October 31,
	2020	2019
Revenues	$3,762	$2,033

Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	304	328
Selling, general and administrative	2,006	1,945
Depreciation and amortization	359	505

Income (loss) from operations	1,093	(745)
Interest and other income (expense), net	1	-
Net loss resulting from foreign exchange transactions	(41)	(56)

Income (loss) before income taxes	1,053	(801)
Provision for income taxes	8	-

Net Income (loss)	1,045	(801)

Other comprehensive loss:
Changes in foreign currency translation adjustment	(159)	(143)
Total other comprehensive loss	(159)	(143)
Total comprehensive income (loss)	$886	$(944)

Income (loss) per share attributable to Zedge, Inc. common stockholders:
Basic	$0.09	$(0.08)
Diluted	$0.08	$(0.08)

Weighted-average number of shares used in calculation of income (loss) per share:
Basic	12,191	10,196
Diluted	12,496	10,196

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2020	525	$5	11,788	$118	$25,725	$(1,085)	$(15,802)	$(76)	$8,885

Stock-based compensation	-	-	39	-	237	-	-	-	237

Purchase of treasury stock	-	-	-	-	-	-	-	(26)	(26)

Foreign currency translation adjustment	-	-	-	-	-	(159)	-	-	(159)

Net Income	-	-	-	-	-	-	1,045	-	1,045

Balance -October 31, 2020	525	$5	11,827	$118	$25,962	$(1,244)	$(14,757)	$(102)	$9,982

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2019	525	$5	9,876	$99	$23,131	$(985)	$(15,243)	$(47)	$6,960

Stock-based compensation	-	-	-	-	98	-	-	-	98

Purchase of treasury stock	-	-	-	-	-	-	-	(22)	(22)

Foreign currency translation adjustment	-	-	-	-	-	(143)	-	-	(143)

Net loss	-	-	-	-	-	-	(801)	-	(801)

Balance – October 31, 2019	525	$5	9,876	$99	$23,229	$(1,128)	$(16,044)	$(69)	$6,092

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended October 31,
	2020	2019
Operating activities
Net income (loss)	$1,045	$(801)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	359	505
Stock-based compensation	237	98
Change in assets and liabilities:
Trade accounts receivable	(554)	68
Prepaid expenses and other current assets	80	207
Other assets	19	(13)
Trade accounts payable and accrued expenses	80	192
Deferred revenue	221	96
Net cash provided by operating activities	1,487	352

Investing activities
Capitalized software and technology development costs and purchase of equipment	(215)	(213)
Net cash used in investing activities	(215)	(213)

Financing activities
Repayment of insurance premium loan payable	(40)	(31)
Purchase of treasury stock in connection with restricted stock vesting	(26)	(22)

Net cash used in financing activities	(66)	(53)
Effect of exchange rate changes on cash and cash equivalents	(65)	(36)

Net increase in cash and cash equivalents	1,141	50
Cash and cash equivalents at beginning of period	5,111	1,609
Cash and cash equivalents at end of period	$6,252	$1,659

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest expenses	$1	$1

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note payable issued for insurance premium financing	$181	$-

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Recently Adopted Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiary, Zedge Europe AS (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021 or any other period. The balance sheet at July 31, 2020 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2021 refers to the fiscal year ending July 31, 2021).

COVID-19 Impacts on Financial and Operational Results

The COVID-19 pandemic has caused widespread economic disruption impacting the Company in a number of ways, most notably, with a significant decrease in global advertising spend in the third quarter of fiscal 2020, followed by a rebound in the following two consecutive quarters. The Company expects the extent of the impact on its financial and operational results will continue to depend on the duration and severity of the economic disruption caused by the COVID-19 pandemic, including demand for new phones sales worldwide which drives the new installs of the Company’s flagship app.

As of October 31, 2020, the Company had $6.3 million of cash and cash equivalents. The Company has developed certain contingency plans to preserve liquidity if such actions become necessary due to worsening economic conditions, including those related to the COVID-19 pandemic. At the current time, the Company does not believe taking such actions would be prudent nor, does it expect to need to take such actions based on its current forecasts. The Company believes that its existing cash and cash equivalents, together with cash generated by operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future when accounting for the ill effects of the COVID-19 pandemic.

The Company considered the impacts of the COVID-19 pandemic on its significant estimates and judgments used in applying its accounting policies in the three months ended October 31, 2020. In light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to its estimates and judgments could result in a meaningful impact to its financial statements in future periods.

Recently Adopted Accounting Pronouncements

In June 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The Company adopted this new accounting standard on August 1, 2020, and the adoption did not have a material impact on the Company’s financial statements and related disclosures.

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company adopted this new accounting standard on August 1, 2020, and the adoption did not have a material impact on the Company’s financial statements and related disclosures.

In August 2018, the FASB issued Accounting Standard Update No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this new accounting standard on August 1, 2020, using the prospective method, and the adoption did not have a material impact on the Company’s financial statements and related disclosures.

Note 2—Revenue

Disaggregation of Revenue

The following table summarizes revenue by type of monetization mechanisms of the Zedge app for the periods presented:

	Three Months Ended
	October 31,
	2020	2019

	(in thousands)
Advertising revenue	$2,986	$1,667
Paid subscription revenue	650	207
Other revenues	126	159
Total Revenues	$3,762	$2,033

Contract Balances

Deferred revenues

The Company records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of October 31, 2020, and July 31, 2020, the Company’s deferred revenue balance related to Zedge Premium was approximately $177,000 and $169,000, respectively.

The Company also records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of October 31, 2020, the Company’s deferred revenue balance related to paid subscriptions was approximately $1,382,000, representing approximately 609,000 active subscribers. As of July 31, 2020, the Company’s deferred revenue balance related to paid subscriptions was approximately $1,169,000, representing approximately 504,000 active subscribers. The amount of revenue recognized in the three months ended October 31, 2020 that was included in the deferred balance at July 31, 2020 was $429,000.

Total deferred revenues increased $221,000 from $1,338,000 at July 31, 2020 to $1,559,000 at October 31, 2020, primarily attributed to new paid subscriptions sold in the three months ended October 31, 2020.

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

Practical Expedients

The Company expenses the fees retained by Google Play related to subscription revenue when incurred as marketing expense because the duration of the contracts for which the Company pays commissions are less than one year. These costs are included in the selling, general and administrative expenses of the Consolidated Statements of Comprehensive Income (Loss).

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)		Level 3 (3)	Total
	(in thousands)
October 31, 2020
Assets:
Foreign exchange forward contracts	$-		$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-		$41	$-	$41

July 31, 2020
Assets:
Foreign exchange forward contracts	$-		$10	$-	$10

Liabilities:
Foreign exchange forward contracts	$-	$		$-	$-

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at October 31, 2020 and July 31, 2020 included trade accounts receivable, trade accounts payable, and loans payable. The carrying amounts of the trade accounts receivable, trade accounts payable, and loan payables approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar (USD) to Norwegian Kroner (NOK) and USD to Euro (EUR) exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 9). The Company does not apply hedge accounting to these contracts, and therefore the changes in fair value are recorded in consolidated statements of comprehensive loss. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at October 31, 2020, are as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Nov-20	200,000	1,819,209
Dec-20	200,000	1,819,109
Jan-21	200,000	1,818,709
Feb-21	200,000	1,818,509
Total	$800,000	7,275,536

Settlement Date	U.S. Dollar Amount	EUR Amount
Nov-20	175,000	149,365
Dec-20	175,000	149,276
Jan-21	175,000	149,111
Feb-21	175,000	149,009
	$700,000	596,761

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		October 31,	July 31,
		2020	2020

Assets and Liabilities Derivatives:	Balance Sheet Location	(in thousands)
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$-	$10
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$41	$-

The effects of derivative instruments on the consolidated statements of comprehensive income (loss) were as follows:

		Amount of Loss Recognized on Derivatives
		Three Months Ended
		October 31,
Amount of Loss Recognized on Derivatives		(in thousands)
Derivatives not designated or not qualifying as hedging instruments	Location of Loss Recognized on Derivatives	2020	2019
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$(41)	$(74)

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	October 31,	July 31,
	2020	2020

	(in thousands)
Accrued vacation	$414	$392
Accrued payroll taxes	223	274
Accrued payroll and bonuses	33	132
Operating lease liability	227	232
Derivative liability	41	-
Accrued professional fees	29	-
Due to artists	159	136
Other	72	44
Total accrued expenses and other current liabilities	$1,198	$1,210

Note 6—Stock-Based Compensation

2016 Stock Option and Incentive Plan

On November 7, 2019, the Company’s Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 230,000 shares, to an aggregate of 1,271,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 13, 2020. At October 31, 2020, there were 162,000 shares of Class B Stock available for awards under the 2016 Incentive Plan.

On November 18, 2020, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 250,000 shares to an aggregate of 1,521,000 shares. This amendment is subject to ratification by the Company’s stockholders during the Annual Meeting of Stockholders to be held on January 11, 2021.

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

Stock Options

In the three months ended October 31, 2020, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase an aggregate of 90,849 shares of Class B Stock to twenty individuals including company executives, employees and consultants. Options with respect to 30,000 shares vested upon grant with the remaining options with respect to 60,849 shares vesting over a three-year period. Grant date fair value related to the 30,000 vested options was $32,000 which was expensed immediately. Unrecognized compensation expense related to the 60,849 options grants was an aggregate of $64,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

On October 19, 2020, the Compensation Committee extended the expiration date of options to purchase approximately 182,000 shares of the Company’s Class B Common Stock held by one of the Company’s executive officers, from October 31, 2021 to May 31, 2026. Such options are fully vested and were granted under the Company’s 2008 Stock Option and Incentive Plan. The options have an exercise price of $1.73 per share. Compensation expense related to this modification was $78,000 and was fully expensed on the modification date.

At October 31, 2020, unrecognized compensation expense related to unvested stock options was an aggregate of $255,000.

Deferred Stock Units

On August 28, 2019, the Compensation Committee approved the grant of 90,000 Deferred Stock Units (DSUs) to 11 of its non-executive employees based in Norway and Lithuania. Each DSU represents a right to receive one share of Class B Common Stock upon vesting. The DSUs vest over a four-year period from August 1, 2019. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $139,000 based on the estimated fair value of the DSUs on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. At October 31, 2020, unrecognized compensation expense related to unvested DSUs was an aggregate of $54,000.

In the three months ended October 31, 2020, the Company purchased 5,625 shares of Class B Stock from various employees for $8,000 to satisfy tax withholding obligations in connection with the vesting of DSUs.

Restricted Stock Awards

On October 19, 2020, the Compensation Committee approved a grant of 10,619 restricted shares of Class B Common Stock to each of Mr. Elliot Gibber and Mr. Howard Jonas which vest immediately. These shares had an aggregate grant date fair value of $30,000 and have been fully amortized accordingly.

At October 31, 2020, unrecognized compensation expense related to unvested restricted stock awards was an aggregate of $88,000.

In the three months ended October 31, 2020 and 2019, the Company purchased 12,005 shares and 14,114 shares respectively of Class B Stock from former Freeform employees for $18,000 and $22,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Basic weighted-average number of shares	12,191	10,196
Effect of dilutive securities:
Stock options	292	-
Non-vested restricted Class B common stock	11	-
Deferred stock units	2	-
Diluted weighted-average number of shares	12,496	10,196

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Stock options	917	1,231
Non-vested restricted Class B common stock	34	154
Deferred stock units	-	90
Shares excluded from the calculation of diluted earnings per share	951	1,475

For the three months ended October 31, 2019, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during that period and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive.

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

Note 9—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two year term which was extended twice for another two years term expiring September 26, 2022. At the Company’s request in September 2020, advances under this facility have been reduced to the lesser of $2.0 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2022. The Company is required to pay an annual facility fee of $10,000 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At October 31, 2020, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than nine months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At October 31, 2020, there were $1.5 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, which reduced the available borrowing under the revolving credit facility by $150,000.

Note 10—Business Segment and Geographic Information

The Company is a leading app developer focusing on mobile phone personalization and entertainment. “Zedge Wallpapers and Ringtones,” the Company’s flagship app, is a hub for self-expression used by millions for mobile phone personalization, social content and fandom art. The app enables consumers to showcase who they are, what they like, and amplify their persona. Zedge Premium, the Company’s in-app marketplace, enables content creators, ranging the gamut from world class celebrities to emerging artists, to display their talent and sell their content to our users. “Shortz – Chat Stories by Zedge” offers serialized, short-form fiction stories delivered as text-messaging conversations and soon to be available as mini-podcasts. The Company’s apps run on its flexible and proven state-of-the-art digital publishing platform. The Company conducts business as a single operating segment.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
October 31, 2020	$2,355	$470	$2,825
July 31, 2020	$2,513	$542	$3,055

Total assets:
October 31, 2020	$9,444	$4,023	$13,467
July 31, 2020	$7,730	$4,275	$12,005

Note 11— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $250,000 and $317,000 at October 31, 2020 and July 31, 2020, respectively.

Future lease payments under operating leases as of October 31, 2020 were as follows (in thousands):

Operating Leases
2021	$176
2022	62
Total future minimum lease payments	238
Less imputed interest	8
Total	$230

Reconciliation of lease liabilities as shown in the consolidated balance sheets
Operating lease liabilities, short-term	$227
Other liabilities	3
Total lease liabilities	$230

There were no material changes in the Company’s operating and finance leases in the three months ended October 31, 2020, as compared to the disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Note 12—Provision for Income taxes

At July 31, 2020, the Company had available U.S. federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $5.6 million and $5.9 million, respectively, to offset future taxable income, the Company also had available NOL carryforwards of approximately $433,000 to offset future foreign taxable income. The Company expects to utilize these NOL carryforwards to offset the taxable income for the three months ended October 31, 2020 and for the fiscal year ending July 31, 2021, and reduced its effective tax rate to 0% for those periods. The tax expense consists of minimum state taxes based on allocated net worth and certain income taxes payable in foreign jurisdictions where the Company’s subsidiary resides.

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

Note 13—Recently Issued Accounting Standards Not Yet Adopted

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for the Company in the first quarter of fiscal 2022 on a prospective basis, and early adoption is permitted. The Company will adopt the new standard effective August 1, 2021 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

With the exception of the accounting standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended October 31, 2020 that are of significance or potential significance to the Company.

Note 14—Loans Payable

On August 1, 2020, the Company obtained a loan of $181,000 to pay for certain insurance coverage, repayable in nine equal installments of $20,490 starting from September 1, 2020 which represented a 3.89% annual percentage interest rate.

On July 16, 2019, the Company obtained a loan of $140,000 to pay for certain insurance coverage, repayable in nine equal installments of $15,976 starting from September 1, 2019 which represented a 4.79% annual percentage interest rate.

The Company obtained a loan under the Paycheck Protection Program (PPP) of the CARES Act in the amount of $218,000 from Western Alliance Bank, a loan servicer and the Company’s lender (see Note 9), on April 22, 2020. The Company used these proceeds in full for payroll purposes for U.S. employees during the covered period provided under the PPP and therefore expects that all or most of this loan will be forgiven. Any portion of the loan that is not forgiven will be due two years after inception of the loan. The loan has a 1% fixed interest rate and does not require collateral or personal guarantees.

The Company submitted the PPP Loan Forgiveness Application Form 3508EZ on November 25, 2020.

Note 15—Sales of Class B Common Stock

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

The Company filed a Form S-3 on November 30, 2020 which became effective on December 4, 2020 to facilitate additional capital raising. On November 30, 2020, the Company engaged National Securities Corp. and H.C. Wainwright & Co, LLC (the “Sales Agents”) to act as the Company’s exclusive co-Sales Agents in connection with the Company’s “at-the-market” offering of shares of the Company’s Class B common stock up to $5 million.

The Company filed a Prospectus Supplement on December 9, 2020 and contemporaneously entered into an At Market Issuance Sales Agreement with the Sales Agents (the “ATM Sales Agreement”), pursuant to which sales will be made only upon instructions by the Company to the Sales Agents, and the Company cannot provide any assurances that it will issue any shares pursuant to the ATM Sales Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Overview

Zedge is a leading app developer focusing on mobile phone personalization and entertainment. “Zedge Wallpapers and Ringtones” our flagship app is all about personal identity. We’re the hub for self-expression used by millions for mobile phone personalization, social content and fandom art. Our app enables consumers to showcase who they are, what they like, and amplify their persona. Zedge Premium, our marketplace, enables content creators, ranging the gamut from world class celebrities to emerging artists, to display their talent and sell their content to our users. “Shortz – Chat Stories by Zedge” offers serialized, short-form fiction stories delivered as text-messaging conversations and soon to be available as mini-podcasts. Our apps run on our flexible and proven state-of-the-art digital publishing platform.

Our Zedge app has been installed approximately 465 million times, and at October 31, 2020, boasted approximately 32.4 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day of the relevant period. Our Zedge app has consistently ranked as one of the most popular free apps in the Google Play store in the United States. Historically, we have not made a material investment in paid user acquisition for our Zedge app.

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

In January 2019, we started offering freemium Zedge app users the ability to convert into paying subscribers for amongst other things the ability to remove unsolicited advertisements from our Zedge app. As of October 31, 2020, we had approximately 609,000 active paid subscribers. In fiscal 2021, we hope to further optimize the offer based on user type, geography and price point as well as introduce new subscription enhancements like content bundles and rewards.

In December 2019, we completed the beta launch of ’Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS, focusing on users in the United States, the United Kingdom and Canada and it is now available globally.

Over the past several years, our Zedge app has experienced a decline in its MAU, with modest increases in certain periods, as well as a shift in the regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of October 31, 2020, users in emerging markets represented 72% of our MAU compared to 66% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets. In the first quarter of fiscal 2021, users in emerging markets grew by 17.8% while users in well-developed economies declined 8.0% when compared to the same period in fiscal 2020. As of October 31, 2020, approximately 48% of our Zedge app’s user base was located in North America and Europe (including Eastern Europe) with a split of 23% and 25%, respectively, compared with 53% as of October 31, 2019 evenly split between North America and Europe (including Eastern Europe).

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

The COVID-19 pandemic has impacted our Zedge app’s new user growth. We believe that new smartphone sales have suffered as a result of retail business closures, negatively impacting new user growth, especially in well-developed markets. Assuming the retail business rebounds from the COVID-19 pandemic, we expect that our Zedge app’s new user growth will also recover and we will benefit accordingly. We believes, that, due to restrictions on social activities related to the pandemic, users may increase engagement with our Zedge app which may bode well for new user growth partially offsetting the negative impacts discussed.

During the quarters ended October 31, 2020 and 2019, we generated approximately 79% and 82%, respectively, of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base.

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

In January 2019, we started offering a subscription-based product to Android users of our Zedge app in which the payment of a monthly or annual fee would remove unsolicited ads when using our Zedge app. During the first 12 months after a customer’s sign up for the subscription-based product, Google retains up to 30% as a fee, which decreases to 15% from month 13 and beyond. As of October 31, 2020, we had approximately 609,000 active paid subscribers, 90% of which had subscribed on an annual basis. Since inception in January 2019, subscriptions have generated approximately $3.8 million in gross revenue.

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

Recently Issued Accounting Standards Not Yet Adopted

Recently issued accounting standards not yet adopted by us are more fully described in Note 13 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

COVID-19

The COVID-19 pandemic has resulted in public health responses including travel bans, restrictions, social distancing requirements, and shelter-in place orders, which have negatively impacted our business, operations and financial performance. While we saw a significant decrease in advertising spend when the pandemic became global in March, our daily advertising revenue has experienced a strong recovery since July 2020.

We responded quickly and decisively to the challenges presented by the pandemic in order to ensure the long-term continuity of our service. Initially, we shifted resources and priorities and focused on streamlining our back-end infrastructure and specifically redesigning our content management system in order to better control costs while simultaneously establishing a scalable foundation for new growth initiatives, even at the expense of new product initiatives. At the outset of the pandemic, we instituted a hiring freeze which has subsequently been relaxed and we are starting to invest in new products, features, and enhancements.

Given the unprecedented uncertainty and rapidly shifting market conditions of the business environment, we cannot reasonably estimate the full impact of the COVID-19 pandemic on our future financial and operational results. At this point it is unclear whether variables including the economy, unemployment, retail sales, and advertising budgets, or capital markets, including volatility of our stock price will impact our business. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and there may be developments outside our control requiring us to adjust our operating plan.

Key Performance Indicators

Our presentation of our results of operations includes disclosure of two key performance indicators - Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU). MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day period, which is important to understanding the size of the user base for the Company’s Zedge app which is a driver of revenue. Changes and trends in MAU are useful for measuring the general health of our business, gauging both present and potential customers’ experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement. ARPMAU is valuable because it provides insight into how well we monetize our users and, changes and trends in ARPMAU are indications of how effective our monetization investments are.

MAU increased 9.1% in the first quarter of fiscal 2021 when compared to the same period a year ago and increased slightly on a sequential basis. Over the past several years, we have experienced a continuing shift in our regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of October 31, 2020, users in emerging markets represented 72% of our MAU compared to 66% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets. However, ARPMAU for the three months ended October 31, 2020 was up 73.3% when compared to the same period a year ago, pointing to progress we have made in extracting more value from our users, particularly from paid subscriptions sales and improvement in ad optimization. For the same reasons, ARPMAU also increased 28.2% on a sequential basis.

	Three Months Ended
	October 31,		%
(in millions, except ARPMAU)	2020	2019	Change
MAU	32.4	29.7	9.1%
Developed Markets MAU	9.2	10.0	-8.0%
Emerging Markets MAU	23.2	19.7	17.8%
Emerging Markets MAU/Total MAU	72%	66%	8.0%
ARPMAU	$0.0364	$0.021	73.3%

	Three Months Ended
	October 31,	July 31,	%
(in millions, except ARPMAU)	2020	2020	Change
MAU	32.4	31.9	1.6%
Developed Markets MAU	9.2	9.6	-4.2%
Emerging Markets MAU	23.2	22.3	4.0%
Emerging Markets MAU/Total MAU	72%	70%	2.4%
ARPMAU	$0.0364	$0.0284	28.2%

Results of Operations

Three Months Ended October 31, 2020 Compared to Three Months Ended October 31, 2019

	Three months ended October 31,		Change
	2020	2019	$	%

	(in thousands)
Revenues	$3,762	$2,033	$1,729	85.0%
Direct cost of revenues	304	328	(24)	-7.3%
Selling, general and administrative	2,006	1,945	61	3.1%
Depreciation and amortization	359	505	(146)	-28.9%
Income (loss) from operations	1,093	(745)	1,838	nm
Interest and other income (expense), net	1	-	1	nm
Net loss resulting from foreign exchange transactions	(41)	(56)	15	26.8%
Provision for income taxes	8	-	8	nm
Net Income (loss)	$1,045	$(801)	$1,846	nm

nm—not measurable

Revenues

The following table sets forth the composition of our revenues for the three months ended October 31, 2020 and 2019:

	Three Months Ended October 31,			% of total Revenue
	2020	2019	Changes	Q1’21	Q1’20
	(in thousands)
Advertising revenue	$2,986	$1,667	79.1%	79.4%	82.0%
Paid subscription revenue	650	207	214.0%	17.3%	10.2%
Other revenues	126	159	-20.8%	3.3%	7.8%
Total Revenues	$3,762	$2,033	85.0%	100.0%	100.0%

Advertising revenue. Advertising revenue increased 79.1% in the three months ended October 31, 2020 compared to the same period in fiscal 2020 primarily due to improvement in our ad optimizations and higher advertising rates.

Paid subscription revenue. We rolled out a subscription-based product on Android in January 2019, whereby users of our Zedge app could pay a monthly or annual fee to remove unsolicited ads when using our Zedge app. We employ a regional pricing strategy in order to improve conversions. The U.S. constitutes our largest subscriber base and we generally charge $0.99 per month and $4.99 per year. We generated $862,000 and $342,000 in gross prepaid subscription sales consisting of both monthly and annual subscriptions for the three months ended October 31, 2020 and 2019, respectively. We expect that from time to time the prices of our subscription in each country/region may change and we may test other plan and price variations.

Revenue from Shortz and Zedge Premium are included under Other Revenue, and those offerings constitute potential growth drivers in the quarters to come.

The following table summarizes subscription revenue for the three months ended October 31, 2020 and 2019.

	As of Three Months Ended		Change
	October 31, 2020	October 31, 2019	Q1’21 vs. Q1’20
	(in thousands, except revenue per subscriber and percentages)
Revenues	$650	$207	$443	214%
Paid net subscriber additions	105	66	40	60%
Paid subscriber at end of period	609	200	410	205%
Average paid subscribers	554	165	389	236%
Average monthly revenue per paid subscriber	$0.39	$0.42	$-0.03	-7%

Zedge Premium. We completed the initial rollout of Zedge Premium in March 2018 to a segment of our Android user base and we expanded it to 100% of our Android user base in January 2019. In the three months ended October 31, 2020, gross transaction value (the total sales volume transacting through the platform), or “GTV,” and net revenue generated from Zedge Premium were $208,000 and $125,000, respectively. In the three months ended October 31, 2019, GTV and net revenue generated from Zedge Premium were $192,000 and $159,000, respectively. Net revenue includes breakage related to expired Zedge Credits.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended October 31,		Change
(in thousands)	2020	2019	Q1’21 vs. Q1’20
Direct cost of revenues	$304	$328	$(24)	-7.3%
As a percentage of revenues	8.1%	16.1%

Direct cost of revenues decreased by $24,000 or 7.3% in the three months ended October 31, 2020 when compared to the same period in fiscal 2020, primarily attributable to the migration of our backend infrastructure to cloud-based providers.

As a percentage of revenue, direct cost of revenues in three months ended October 31, 2020 declined to 8.1% from 16.1% in the same period in fiscal 2020, primarily due to the combination of significantly higher revenue and lower direct costs.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, recruiting fees, facilities, marketing, content acquisition costs, consulting, professional fees, software licensing (“SaaS”) and public company related expenses.

	Three Months Ended October 31,		Change
(in thousands)	2020	2019	Q1’21 vs. Q1’20
Selling, general and administrative	$2,006	$1,945	$61	3.1%
As a percentage of revenues	53.3%	95.7%

SG&A expenses increased by $61,000 or 3.1% in the three months ended October 31, 2020 compared to the same period in fiscal 2020. This increase was primarily attributable to higher stock-based compensation (see discussion below), higher professional fees and higher marketing costs associated with the approximately 26% average fee we pay to Google for each subscriber, offset by reductions in net compensation costs and discretionary expenses.

As a percentage of revenue, SG&A expenses declined to 53.3% in the three months ended October 31, 2020 from 95.7% in the same period in fiscal 2020, primarily resulting from 85% year over year revenue growth.

Our headcount totaled 42 as of October 31, 2020 compared to 45 as of October 31, 2019 with the majority of our employees now based in Lithuania.

SG&A expenses also included stock-based compensation expense which was $237,000 and $98,000 for the three months ended October 31, 2020 and 2019, respectively. This increase was primarily related to the extension of the expiration date of options to purchase approximately182,000 shares of Class B Common Stock held by one of our executive officers, from October 31, 2021 to May 31, 2026 and certain other equity grants as more fully described in Note 6 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended October 31,		Change
(in thousands)	2020	2019	Q1’21 vs. Q1’20
Depreciation and amortization	$359	$505	$(146)	-28.9%
As a percentage of revenues	9.5%	24.8%

The comparison of depreciation and amortization expenses in any given periods can be attributed to the number of projects being amortized during those periods, as we removed fully amortized projects and added newly completed projects in the amortization pool.

Interest and other income (expense), net. The increase in interest and other income (expenses), net in the three months ended October 31, 2020 when compared to the same period in fiscal 2020 was primarily due to the increase in our cash and cash equivalents position during the period.

	Three Months Ended October 31,		Change
(in thousands)	2020	2019	Q1’21 vs. Q1’20
Interest and other income (expense), net	$1	$-	$1	nm
As a percentage of revenues	0.0%	0.0%

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended October 31,		Change
(in thousands)	2020	2019	Q1’21 vs. Q1’20
Net loss resulting from foreign exchange transactions	$(41)	$(56)	$15	26.8%
As a percentage of revenues	-1.1%	-2.8%

In the three months ended October 31, 2020 and 2019, we incurred losses of $41,000 and $74,000, respectively, from NOK and EUR hedging activities due to U.S. Dollar’s strength during these periods.

Provision for income taxes. The tax expense consists of minimum state taxes based on allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiary resides.

	Three Months Ended October 31,		Change
(in thousands)	2020	2019	Q1’21 vs. Q1’20
Provision for income taxes	$8	$-	$8	nm
As a percentage of revenues	0.2%	0.0%

At July 31, 2020, we had available U.S. federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $5.6 million and $5.9 million, respectively, to offset future taxable income, we also had available NOL carryforwards of approximately $433,000 to offset future foreign taxable income. We expect to utilize these NOL carryforwards to offset the taxable income for the three months ended October 31, 2020 and for the fiscal year ending July 31, 2021, and reduced its effective tax rate to 0% for those periods.

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

Liquidity and Capital Resources

General

At October 31, 2020, we had cash and cash equivalents of $6.3 million and working capital (current assets less current liabilities) of $5.3 million, compared to $5.1 million and $3.9 million, respectively at July 31, 2020. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months ending October 31, 2021. We also maintain a revolving line of credit of up to $2.0 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the three months ended October 31, 2020 and 2019:

	Three Months Ended October 31,
(in thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$1,487	$352
Investing activities	(215)	(213)
Financing activities	(66)	(53)
Effect of exchange rate changes on cash and cash equivalents	(65)	(36)
Increase in cash and cash equivalents	$1,141	$50

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the three months ended October 31, 2020 was $1.1 million higher when compared to the same period a year ago, primarily attributable to the higher revenues generated from our service offerings, including primarily advertising and paid subscription revenue.

Investing Activities

Cash used in investing activities in the three months ended October 31, 2020 and 2019 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

In August 2020, we obtained a loan of $181,000 to finance about 82% of various insurance policies, at an annual percentage interest rate of 3.89% to be repaid over nine equal monthly installments of $20,490 starting from September 1, 2020. We repaid approximately $40,000 in principal in the three months ended October 31, 2020.

In August 2019, we obtained a loan of $140,000 to finance about 85% of our directors’ and officers’ and Techguard insurance policies, at an annual percentage interest rate of 4.79% to be repaid over nine equal monthly installments of $15,976 starting from September 1, 2019. We repaid approximately $31,000 in principal in three months ended October 31, 2019.

In the three months ended October 31, 2020 and 2019, we purchased 17,630 shares and 14,114 shares, respectively, of Class B Stock from employees for $25,571 and $22,300 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

We maintain a credit facility of up to $2.0 million provided by Western Alliance Bank which is more fully described in Note 9 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $554,000 to $1.96 million at October 31, 2020 from $1.41 million at July 31, 2020, primarily due to higher revenue in the current period.

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

In the three months ended October 31, 2020, three customers represented 25%, 20% and 12% of our revenue. In the three months ended October 31, 2019, the same three customers represented 30%, 25% and 13% of our revenue. At October 31, 2020, three customers represented 35%, 28% and 10% of our accounts receivable balance, and at July 31, 2020, two customers represented 35% and 32% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At October 31, 2020, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 8 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no other material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

ZEDGE, INC.

December 14, 2020	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

December 14, 2020	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer