Form 10-Q
period 2021-01-31
Zedge, Inc.
filed 2021-03-16
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 10, 2021, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	12,994,533 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	January 31,	July 31,
	2021	2020
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$13,608	$5,111
Trade accounts receivable, net of allowance for doubtful accounts of $0 at January 31, 2021 and July 31, 2020	2,908	1,407
Prepaid expenses	195	123
Other current assets	66	113
Total current assets	16,777	6,754
Property and equipment, net	2,308	2,584
Goodwill	2,329	2,196
Other assets	371	471
Total assets	$21,785	$12,005

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$275	$290
Insurance premium loan payable	81	-
Accrued expenses and other current liabilities	1,541	1,210
Deferred revenues	1,712	1,338
Total current liabilities	3,609	2,838
Loans Payable	218	218
Other liabilities	-	64
Total liabilities	3,827	3,120

Commitments and contingencies (Notes 8 and 11)

Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at January 31, 2021 and July 31, 2020	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 12,916 shares issued and 12,858 shares outstanding at January 31, 2021, and 11,788 shares issued and 11,749 shares outstanding at July 31, 2020	129	118
Additional paid-in capital	31,284	25,725
Accumulated other comprehensive loss	(879)	(1,085)
Accumulated deficit	(12,479)	(15,802)
Treasury stock, 58 shares at January 31, 2021 and 40 shares at July 31, 2020, at cost	(102)	(76)
Total stockholders’ equity	17,958	8,885
Total liabilities and stockholders’ equity	$21,785	$12,005

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
Revenues	$5,314	$2,644	$9,076	$4,677

Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	313	308	617	636
Selling, general and administrative	2,159	1,894	4,165	3,839
Depreciation and amortization	324	363	683	868

Income (loss) from operations	2,518	79	3,611	(666)
Interest and other income, net	5	5	5	5
Net gain (loss) resulting from foreign exchange transactions	74	17	34	(39)

Income (loss) before income taxes	2,597	101	3,650	(700)
Provision for income taxes	319	1	327	1

Net Income (loss)	2,278	100	3,323	(701)

Other comprehensive income (loss):
Changes in foreign currency translation adjustment	365	(8)	206	(151)
Total other comprehensive income (loss)	365	(8)	206	(151)
Total comprehensive income (loss)	$2,643	$92	$3,529	$(852)

Income (loss) per share attributable to Zedge, Inc. common stockholders:
Basic	$0.18	$0.01	$0.27	$(0.07)
Diluted	$0.17	$0.01	$0.26	$(0.07)

Weighted-average number of shares used in calculation of income (loss) per share:
Basic	12,633	10,229	12,412	10,212
Diluted	13,431	10,615	12,949	10,212

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2020	525	$5	11,788	$118	$25,725	$(1,085)	$(15,802)	$(76)	$8,885
Stock-based compensation	-	-	39	-	237	-	-	-	237
Purchase of treasury stock	-	-	-	-	-	-	-	(26)	(26)
Foreign currency translation adjustment	-	-	-	-	-	(159)	-	-	(159)
Net Income	-	-	-	-	-	-	1,045	-	1,045
Balance -October 31, 2020	525	5	11,827	118	25,962	(1,244)	(14,757)	(102)	9,982
Exercise of stock options	-	-	312	3	393	-	-	-	396
Stock-based compensation	-	-	8	-	113	-	-	-	113
Stock issued for matching contributions to the 401(k) Plan	-	-	7	-	39	-	-	-	39
Proceeds from sales of Class B Common Stock	-	-	762	8	4,777	-	-	-	4,785
Foreign currency translation adjustment	-	-	-	-	-	365	-	-	365
Net income	-	-	-	-	-	-	2,278	-	2,278
Balance – Jan. 31, 2021	525	$5	12,916	$129	$31,284	$(879)	$(12,479)	$(102)	$17,958

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2019	525	$5	9,876	$99	$23,131	$(985)	$(15,243)	$(47)	$6,960
Stock-based compensation	-	-	-	-	98	-	-	-	98
Purchase of treasury stock	-	-	-	-	-	-	-	(22)	(22)
Foreign currency translation adjustment	-	-	-	-	-	(143)	-	-	(143)
Net loss	-	-	-	-	-	-	(801)	-	(801)
Balance – Oct. 31, 2019	525	5	9,876	99	23,229	(1,128)	(16,044)	(69)	6,092
Exercise of stock options	-	-	30	-	4	-	-	-	4
Stock-based compensation	-	-	48	1	156	-	-	-	157
Purchase of treasury stock	-	-	-	-	-	-	-	(7)	(7)
Stock issued for matching contributions to the 401(k) Plan	-	-	26	-	41	-	-	-	41
Proceeds from sales of Class B Common Stock	-	-	-	-	275	-	-	-	275
Foreign currency translation adjustment	-	-	-	-	-	(8)	-	-	(8)
Net income	-	-	-	-	-	-	100	-	100
Balance – Jan. 31, 2020	525	$5	9,980	$100	$23,705	$(1,136)	$(15,944)	$(76)	$6,654

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2021	2020

Operating activities
Net income (loss)	$3,323	$(701)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	683	868
Stock-based compensation	389	296
Change in assets and liabilities:
Trade accounts receivable	(1,500)	102
Prepaid expenses and other current assets	156	243
Other assets	36	(13)
Trade accounts payable and accrued expenses	299	(208)
Deferred revenue	375	338
Net cash provided by operating activities	3,761	925

Investing activities
Capitalized software and technology development costs and purchase of equipment	(401)	(417)
Net cash used in investing activities	(401)	(417)

Financing activities
Proceeds from sales of Class B Common Stock	5,000	275
Payment of issuance costs	(215)	-
Repayment of insurance premium loan payable	(100)	(78)
Proceeds from exercise of stock options	396	4
Purchase of treasury stock in connection with restricted stock vesting	(26)	(29)

Net cash provided by financing activities	5,055	172
Effect of exchange rate changes on cash and cash equivalents	82	(37)

Net increase in cash and cash equivalents	8,497	643
Cash and cash equivalents at beginning of period	5,111	1,609
Cash and cash equivalents at end of period	$13,608	$2,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$1	$1
Cash payments made for interest expenses	$2	$2

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note payable issued for insurance premium financing	$181	$-

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Recently Adopted Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiary, Zedge Europe AS (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021 or any other period. The balance sheet at July 31, 2020 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2021 refers to the fiscal year ending July 31, 2021).

COVID-19 Impacts on Financial and Operational Results

The COVID-19 pandemic has caused widespread economic disruption impacting the Company in a number of ways, most notably, with a significant decrease in global advertising spend in the third quarter of fiscal 2020, followed by a rebound in the following three consecutive quarters. The Company expects the extent of the impact on its financial and operational results will continue to depend on the duration and severity of the economic disruption caused by the COVID-19 pandemic, including demand for new phones sales worldwide - a driver of new installs of the Company’s flagship app.

As of January 31, 2021, the Company had $13.6 million of cash and cash equivalents, including a net of $4.8 million raised from the previously announced “at-the-market” offering of shares of the Company’s Class B common stock (see Note 15). The Company has developed certain contingency plans to preserve liquidity if such actions become necessary due to worsening economic conditions, including those related to the COVID-19 pandemic. At the current time, the Company does not believe taking such actions would be prudent nor, does it expect to need to take such actions based on its current forecasts. The Company believes that its existing cash and cash equivalents, together with cash generated by operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future when accounting for the ill effects of the COVID-19 pandemic.

The Company considered the impacts of the COVID-19 pandemic on its significant estimates and judgments used in applying its accounting policies in the six months ended January 31, 2021. In light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to its estimates and judgments could result in a meaningful impact to its financial statements in future periods.

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

Note 2—Revenue

Disaggregation of Revenue

The following table summarizes revenue by type of monetization mechanisms of the Zedge app for the periods presented:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Advertising revenue	$4,399	$2,260	$7,385	$3,927
Paid subscription revenue	809	323	1,459	530
Other revenues	106	61	232	220
Total Revenues	$5,314	$2,644	$9,076	$4,677

Contract Balances

Deferred revenues

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of January 31, 2021, the Company’s deferred revenue balance related to paid subscriptions was approximately $1,515,000, representing approximately 711,000 active subscribers including those under the account hold implemented by Google Play on November 1, 2020. Account hold is a subscription state that begins when a user's form of payment fails and the three-day grace period has ended without payment resolution. The account hold period lasts for up to 30 days. As of July 31, 2020, the Company’s deferred revenue balance related to paid subscriptions was approximately $1,169,000, representing approximately 504,000 active subscribers. The amount of revenue recognized in the six months ended January 31, 2021 that was included in the deferred balance at July 31, 2020 was $816,000.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of January 31, 2021, and July 31, 2020, the Company’s deferred revenue balance related to Zedge Premium was approximately $197,000 and $169,000, respectively.

Total deferred revenues increased $374,000 from $1,338,000 at July 31, 2020 to $1,712,000 at January 31, 2021, primarily attributed to new paid subscriptions sold in the six months ended January 31, 2021.

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

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2021
Assets:
Foreign exchange forward contracts	$-	$8	$-	$8
Liabilities:
Foreign exchange forward contracts	$-	$-	$-	$-
July 31, 2020
Assets:
Foreign exchange forward contracts	$-	$10	$-	$10
Liabilities:
Foreign exchange forward contracts	$-	$-	$-	$-

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at January 31, 2021 and July 31, 2020 included trade accounts receivable, trade accounts payable, and loans payable. The carrying amounts of the trade accounts receivable, trade accounts payable, and loan payables approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar (USD) to Norwegian Kroner (NOK) and USD to Euro (EUR) exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 9). The Company does not apply hedge accounting to these contracts, and therefore the changes in fair value are recorded in consolidated statements of comprehensive income (loss). By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at January 31, 2021, are as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Feb-21	200,000	1,818,509
Mar-21	200,000	1,693,583
Apr-21	200,000	1,693,903
May-21	200,000	1,694,083
Total	$800,000	6,900,078

Settlement Date	U.S. Dollar Amount	EUR Amount
Feb-21	175,000	149,009
Mar-21	200,000	163,480
Apr-21	200,000	163,360
May-21	200,000	163,253
	$775,000	639,102

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		January 31, 2021	July 31, 2020
Assets and Liabilities Derivatives:	Balance Sheet Location	(in thousands)
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$8	$10

The effects of derivative instruments on the consolidated statements of comprehensive income (loss) were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended January 31,		Six Months Ended January 31,
Amount of Gain (Loss) Recognized on Derivatives		(in thousands)		(in thousands)
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2021	2020	2021	2020
Foreign exchange forward contracts	Net gain (loss) resulting from foreign exchange transactions	$92	$20	51	$(54)

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31, 2021	July 31, 2020
	(in thousands)
Accrued vacation	$482	$392
Accrued income taxes	325	-
Accrued payroll taxes	304	274
Operating lease liability	193	232
Due to artists	185	136
Accrued payroll and bonuses	32	132
Other	20	44
Total accrued expenses and other current liabilities	$1,541	$1,210

Note 6—Stock-Based Compensation

2016 Stock Option and Incentive Plan

On November 18, 2020, the Company’s Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 250,000 shares to an aggregate of 1,521,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 11, 2021. At January 31, 2021, there were 358,000 shares of Class B Stock available for awards under the 2016 Incentive Plan.

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

Stock Options

During the three months ended October 31, 2020, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase an aggregate of 90,849 shares of Class B Stock to various individuals including company executives, employees and consultants. Options with respect to 30,000 shares vested upon grant with the remaining options with respect to 60,849 shares vesting over a three-year period. Grant date fair value related to the 30,000 vested options was $32,000 which was expensed immediately. Unrecognized compensation expense related to the 60,649 options grants was an aggregate of $64,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

In October 2020, the Compensation Committee extended the expiration date of options to purchase approximately 182,000 shares of the Company’s Class B Common Stock held by one of the Company’s executive officers, from October 31, 2021 to May 31, 2026. Such options are fully vested and were granted under the Company’s 2008 Stock Option and Incentive Plan. The options have an exercise price of $1.73 per share. Compensation expense related to this modification was $78,000 and was fully expensed on the modification date.

In December 2020 and January 2021, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase an aggregate of 37,000 shares of Class B Stock to four individuals including company executives and employees, vesting over a three-year period with respect to 15,000 options grants with the remaining 22,000 options grants vesting over a four-year period. Unrecognized compensation expense related to the 37,000 options grants was an aggregate of $141,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

On November 7, 2019 and January 13, 2020, the Compensation Committee approved equity grants of options to purchase an aggregate of 180,996 shares of Class B Stock to four employees and one consultant. The options vest over a three-year period. Unrecognized compensation expense related to these grants was an aggregate of $242,000 based on the estimated fair value of the options on the grant dates. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

In the six months ended January 31, 2021 and 2020, the Company issued 312,287 shares and 29,917 shares respectively of Class B Stock and received $396,000 and $4,000 respectively, in connection with options exercised during the period.

At January 31, 2021, unrecognized compensation expense related to unvested stock options was an aggregate of $364,000.

Deferred Stock Units

In August 2019, the Compensation Committee approved the grant of 90,000 Deferred Stock Units (DSUs) to 11 of its non-executive employees based in Norway and Lithuania. Each DSU represents a right to receive one share of Class B Common Stock upon vesting. The DSUs vest over a four-year period from August 1, 2019. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $139,000 based on the estimated fair value of the DSUs on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. At January 31, 2021, unrecognized compensation expense related to unvested DSUs was an aggregate of $49,000.

In the six months ended January 31, 2021, the Company purchased 5,625 shares of Class B Stock from various employees for $8,000 to satisfy tax withholding obligations in connection with the vesting of DSUs.

Restricted Stock Awards

In November 2020, the Compensation Committee and the Corporate Governance Committee of our Board of Directors approved a grant of 92,593 restricted shares of the Company’s Class B Common Stock to our Executive Chairman Michael Jonas. Mr. Jonas agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2021 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2021 budget. The grant was made at that time because the milestones previously set were achieved. These shares shall vest in equal amounts on February 7, 2022, 2023 and 2024.These shares had an aggregate grant date fair value of $350,000 which is being amortized on a straight-line basis over the vesting period.

In October 2020, the Compensation Committee approved a grant of 10,619 restricted shares of Class B Common Stock to each of Mr. Elliot Gibber and Mr. Howard Jonas which vest immediately. These shares had an aggregate grant date fair value of $30,000 and have been fully amortized accordingly.

On November 7, 2019, the Compensation Committee approved a grant of 30,534 restricted shares of Class B Common Stock to Mr. Elliot Gibber, our Interim Chief Executive Officer in respect of his service in that capacity through the end of Fiscal 2020 (or such shorter period as he shall serve in that capacity). The grant vested on February 7, 2020 and May 7, 2020. These shares had an aggregate grant date fair value of $60,000 which was amortized on a straight-line basis over the vesting period. At January 31, 2020, unrecognized compensation expense related to unvested restricted stock was an aggregate of $30,000.

At January 31, 2021, unrecognized compensation expense related to unvested restricted stock awards was an aggregate of $376,000.

In the six months ended January 31, 2021 and 2020, the Company purchased 12,005 shares and 18,441 shares respectively of Class B Stock from certain employees for $18,000 and $29,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Basic weighted-average number of shares	12,633	10,229	12,412	10,212
Effect of dilutive securities:
Stock options	698	371	472	-
Non-vested restricted Class B common stock	73	3	44	-
Deferred stock units	27	12	21	-
Diluted weighted-average number of shares	13,431	10,615	12,949	10,212

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Stock options	14	937	215	1,330
Non-vested restricted Class B common stock	-	141	-	172
Deferred stock units	-	-	-	93
Shares excluded from the calculation of diluted earnings per share	14	1,078	215	1,595

For the six months ended January 31, 2020, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during that period and the impact of the assumed exercise of stock options and vesting of restricted stock and DSUs would have been anti-dilutive.

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

Note 9—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two-year term which was extended twice for another two two-year term expiring September 26, 2022. At the Company’s request in September 2020, advances under this facility have been reduced to the lesser of $2.0 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2022. The Company is required to pay an annual facility fee of $10,000 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At January 31, 2021 and July 31, 2020, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At January 31, 2021, there were $1.58 million of outstanding foreign exchange contracts with less than six months tenor under the credit facility, which reduced the available borrowing under the revolving credit facility by $157,500.

Note 10—Business Segment and Geographic Information

The Company is a leading app developer focusing on mobile phone personalization and entertainment. “Zedge Wallpapers and Ringtones,” the Company’s flagship app, is a hub for self-expression used by millions for mobile phone personalization, social content and fandom art. The app enables consumers to showcase who they are, what they like, and amplify their persona. Zedge Premium, the Company’s in-app marketplace, enables content creators, ranging the gamut from world class celebrities to emerging artists, to display their talent and sell their content to the Company’s flagship app users. “Shortz – Chat Stories by Zedge” offers serialized, short-form fiction stories delivered as text-messaging conversations and soon to be available as mini-podcasts. The Company conducts business as a single operating segment.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
January 31, 2021	$2,231	$448	$2,679
July 31, 2020	$2,513	$542	$3,055

Total assets:
January 31, 2021	$17,229	$4,556	$21,785
July 31, 2020	$7,730	$4,275	$12,005

Note 11— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $220,000 and $317,000 at January 31, 2021 and July 31, 2020, respectively.

There were no material changes in the Company's operating and finance leases in the six months ended January 31, 2021, as compared to the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Note 12—Provision for Income taxes

At July 31, 2020, the Company had available U.S. federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $5.6 million and $5.9 million, respectively, to offset future taxable income, the Company also had available NOL carryforwards of approximately $433,000 to offset future foreign taxable income. The Company expects to utilize these NOL carryforwards to offset the taxable income for the six months ended January 31, 2021 and for the fiscal year ending July 31, 2021, and reduced its effective tax rate to 7.9% for those periods. The tax expense consists of federal and state taxes based on taxable income and allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiaries reside.

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

With the exception of the accounting standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended January 31, 2021 that are of significance or potential significance to the Company.

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

The Company submitted the PPP Loan Forgiveness Application Form 3508EZ on November 25, 2020.

Note 15—Sales of Class B Common Stock

The Company filed with the SEC a Registration Statement on Form S-3 (the “Form S-3”) on November 30, 2020 which became effective on December 4, 2020 to facilitate capital raising. The Registration Statement registered the issuance and sale by the Company of Class B common stock or related securities for gross proceeds to the Company of up to $20 million. On November 30, 2020, the Company engaged National Securities Corp. and H.C. Wainwright & Co, LLC (the “Sales Agents”) to act as the Company’s exclusive co-Sales Agents in connection with the Company’s “at-the-market” offering of shares of the Company’s Class B common stock up to $5 million. The Company filed a Prospectus Supplement (supplementing the Prospectus included in the Form S-3) on December 9, 2020 and contemporaneously entered into an At The Market Offering Agreement with the Sales Agents (the “ATM Sales Agreement”), pursuant to which the Company sold 761,906 shares at an average price of $6.5625 per share for total proceeds of $5 million as of January 28, 2021. In connection with this offering, the Company incurred a total issuance costs of $215,000. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes.

On February 5, 2020, the Company closed on its registered direct offering of 1,734,459 shares of its Class B common stock for gross proceeds of $2.25 million. The Company sold 1,657,813 shares at a purchase price of $1.28 per share which represented a 20% discount from the 10 Day Volume Weighted Average Price (VWAP) through January 31, 2020, and certain Company insiders purchased an additional 76,646 shares at a purchase price of $1.67 per share, the closing price on February 3, 2020. In connection with this offering, the Company incurred a total issuance costs of $141,000. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes.

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

Overview

Zedge is a leading app developer focusing on mobile phone personalization and entertainment. “Zedge Wallpapers and Ringtones” our flagship app is all about personal identity. We’re the hub for self-expression used by millions for mobile phone personalization, social content and fandom art. Our app enables consumers to showcase who they are, what they like, and amplify their persona. Zedge Premium, our marketplace, enables content creators, ranging the gamut from world class celebrities to emerging artists, to display their talent and sell their content to our users. “Shortz – Chat Stories by Zedge,” which has been launched in beta, offers serialized, short-form fiction stories delivered as text-messaging conversations and more recently as mini-podcasts.

Our Zedge app has been installed approximately 482 million times, and at January 31, 2021, boasted approximately 35.4 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day of the relevant period. Our Zedge app has consistently ranked as one of the most popular free apps in the Google Play store in the United States. Historically, we have not made a material investment in paid user acquisition for our Zedge app.

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

In January 2019, we started offering freemium Zedge app users the ability to convert into paying subscribers for amongst other things the ability to remove unsolicited advertisements from our Zedge app. As of January 31, 2021, we had approximately 711,000 active subscribers. In fiscal 2021, we hope to further optimize the offer based on user type, geography and price point as well as introduce new subscription enhancements like content bundles and rewards.

In December 2019, we completed the beta launch of ’Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS, focusing on users in the United States, the United Kingdom and Canada and it is now available globally.

Over the past several years, our Zedge app has experienced a decline in its MAU, with modest increases in certain periods, as well as a shift in the regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of January 31, 2021, users in emerging markets represented 73% of our MAU compared to 67% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets. In the second quarter of fiscal 2021, users in emerging markets grew by 12.6% while users in well-developed economies declined 15.9% when compared to the same period in fiscal 2020. As of January 31, 2021, approximately 45% of our Zedge app’s user base was located in North America and Europe (including Eastern Europe) with a split of 22% and 23%, respectively, compared with 53% as of January 31, 2020 with a split of 26% and 27%, respectively.

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

The COVID-19 pandemic has impacted our Zedge app’s new user growth. According to Gartner, a leading research and advisory company, new smartphone sales declined 10.5% in calendar year 2020 as a result of the pandemic, negatively impacting new user growth, especially in well-developed markets. Gartner forecasts and smartphone sales are expected to rebound in 2021. Mature Asia Pacific, Western Europe, and Latin America are expected to exhibit the strongest growth between 2020 and 2021 which we expect will bode well for our business.

During the quarters ended January 31, 2021 and 2020, we generated approximately 83% and 85%, respectively, of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base.

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

In January 2019, we started offering a subscription-based product to Android users of our Zedge app in which the payment of a monthly or annual fee would remove unsolicited ads when using our Zedge app. During the first 12 months after a customer’s sign up for the subscription-based product, Google retains up to 30% as a fee, which decreases to 15% from month 13 and beyond. As of January 31, 2021, we had approximately 711,000 active subscribers, 90% of which had subscribed on an annual basis. Since inception in January 2019, subscriptions have generated approximately $4.7 million in gross revenue.

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

We responded quickly and decisively to the challenges presented by the pandemic in order to ensure the long-term continuity of our service. Initially, we shifted resources and priorities and focused on streamlining our back-end infrastructure and specifically redesigning our content management system in order to better control costs while simultaneously establishing a scalable foundation for new growth initiatives, even at the expense of new product initiatives. At the outset of the pandemic, we instituted a hiring freeze which has subsequently been relaxed and we are starting to invest in new products, features, and enhancements. We expect to grow headcount by between 15% to 20% in calendar 2021, mostly in engineering, product and design to execute on our product development roadmap.

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

The risks related to the COVID-19 pandemic on our business are further described in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended July 31, 2020, as filed with the SEC.

Key Performance Indicators

The presentation of our results of operations includes disclosure of two key performance indicators - Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU). MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day period, which is important to understanding the size of the user base for the Company’s Zedge app which is a driver of revenue. Changes and trends in MAU are useful for measuring the general health of our business, gauging both present and potential customers’ experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement. ARPMAU is valuable because it provides insight into how well we monetize our users and, changes and trends in ARPMAU are indications of how effective our monetization investments are.

MAU increased 3.2% in the second quarter of fiscal 2021 when compared to the same period a year ago and increased 9.3% on a sequential basis. Over the past several years, we have experienced a continuing shift in our regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of January 31, 2021, users in emerging markets represented 73% of our MAU compared to 67% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets. However, ARPMAU for the three months ended January 31, 2021 was up 87.8% when compared to the same period a year ago, pointing to progress we have made in extracting more value from our users, particularly from paid subscriptions sales and improvement in ad optimization. For the same reasons, ARPMAU also increased 35.2% on a sequential basis.

	Three Months Ended
	January 31,
(in millions, except ARPMAU)	2021	2020	% Change
MAU	35.4	34.3	3.2%
Developed Markets MAU	9.5	11.3	-15.9%
Emerging Markets MAU	25.9	23.0	12.6%
Emerging Markets MAU/Total MAU	73%	67%	9.1%

ARPMAU	$0.0492	$0.0262	87.8%

	Three Months Ended
	January 31,	October 31,
(in millions, except ARPMAU)	2021	2020	% Change
MAU	35.4	32.4	9.3%
Developed Markets MAU	9.5	9.2	3.3%
Emerging Markets MAU	25.9	23.2	11.6%
Emerging Markets MAU/Total MAU	73%	72%	2.2%

ARPMAU	$0.0492	$0.0364	35.2%

Results of Operations

Three and Six Months Ended January 31, 2021 Compared to Three and Six Months Ended January 31, 2020

	Three months ended				Six Months Ended
	January 31,		Change		January 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Revenues	$5,314	$2,644	$2,670	101%	$9,076	$4,677	$4,399	94%
Direct cost of revenues	313	308	5	2%	617	636	(19)	-3%
Selling, general and administrative	2,159	1,894	265	14%	4,165	3,839	326	8%
Depreciation and amortization	324	363	(39)	-11%	683	868	(185)	-21%

Income (loss) from operations	2,518	79	2,439	3087%	3,611	(666)	4,277	nm
Interest and other income, net	5	5	-	0%	5	5	-	0%
Net gain (loss) resulting from foreign exchange transactions	74	17	57	335%	34	(39)	73	nm
Provision for income taxes	319	1	318	31800%	327	1	326	32600%

Net Income (loss)	$2,278	$100	$2,178	2178%	$3,323	$(701)	$4,024	nm

nm—not measurable

Revenues

The following table sets forth the composition of our revenues for the three and six months ended January 31, 2021 and 2020:

	Three Months Ended		Six Months Ended
	January 31,		January 31,		Changes
	2021	2020	2021	2020	Three Months	Six Months
	(in thousands)		(in thousands)
Advertising revenue	$4,399	$2,260	$7,385	$3,927	95%	88%
Paid subscription revenue	809	323	1,459	530	150%	175%
Other revenues	106	61	232	220	74%	5%
Total Revenues	$5,314	$2,644	$9,076	$4,677	101%	94%

Advertising revenue. Advertising revenue increased 95% and 88% in the three and six months ended January 31, 2021, respectively, compared to the three and six months ended January 31, 2020, primarily due to improvement in our ad optimizations and higher advertising rates.

Paid subscription revenue. We rolled out a subscription-based product on Android in January 2019, whereby users of our Zedge app could pay a monthly or annual fee to remove unsolicited ads when using our Zedge app. We employ a regional pricing strategy in order to improve conversions. The U.S. constitutes our largest subscriber base and we generally charge $0.99 per month and $4.99 per year. We generated $954,000 and $1,816,000 in gross prepaid subscription in the three and six months ended January 31, 2021, respectively, compared to $496,000 and $838,000 in the three and six months ended January 31, 2020. We expect that from time to time the prices of our subscription in each country/region may change and we may test other plan and price variations.

The following table summarizes subscription revenue for the three and six months ended January 31, 2021 and 2020.

	Three Months Ended			Six Months Ended
	January 31,			January 31,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except revenue per subscriber and percentages)
Revenues	$809	$323	150%	$1,459	$530	$175%
Active subscriptions net additions	102	98	3%	207	164	26%
Active subscriptions at end of period	711	298	139%	711	298	139%
Average active subscriptions	669	248	170%	612	206	196%
Average monthly revenue per active subscription	$0.40	$0.43	-7%	$0.40	$0.43	$-7%

Zedge Premium. We completed the initial rollout of Zedge Premium in March 2018 to a segment of our Android user base and we expanded it to 100% of our Android user base in January 2019. In the three and six months ended January 31, 2021, gross transaction value (the total sales volume transacting through the platform), or “GTV,” generated from Zedge Premium were $211,000 and $419,000, respectively, compared to $197,000 and $389,000 in the three and six months ended January 31, 2020. In the three and six months ended January 31, 2021 net revenue generated from Zedge Premium were $103,000 and $228,000, respectively, compared to $61,000 and $220,000 in the three and six months ended January 31, 2020.

Revenue from Zedge Premium, as well as revenues generated by Shortz, are reported under Other Revenues, and those offerings constitute potential growth drivers in the quarters to come.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended			Six Months Ended
	January 31,			January 31,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Direct cost of revenues	$313	$308	1.6%	$617	$636	-3.0%
As a percentage of revenues	5.9%	11.6%		6.8%	13.6%

Direct cost of revenues increased 1.6% and decreased 3% in the three and six months ended January 31, 2021, respectively, compared to three and six months ended January 31, 2020. The 1.6% increase in the three months ended January 31, 2021 can be attributed to a billing error in fiscal 2020 where certain charges were not billed by one of our vendors. The 3% decrease was primarily attributable to the migration of our backend infrastructure to cloud-based providers, offset by the increase in revenues.

As a percentage of revenue, direct cost of revenues in three and six months ended January 31, 2021 were 5.9% and 6.8%, respectively, compared to 11.6% and 13.6% in the three and six months ended January 31, 2020, primarily due to significantly higher revenue in the current periods and the fixed nature of many of our direct cost of revenues.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, recruiting fees, facilities, marketing, content acquisition costs, consulting, professional fees, software licensing (“SaaS”) and public company related expenses.

	Three Months Ended			Six Months Ended
	January 31,			January 31,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Selling, general and administrative	$2,159	$1,894	14.0%	$4,165	$3,839	8.5%
As a percentage of revenues	40.6%	71.6%		45.9%	82.1%

SG&A expense increased 14.0% and 8.5% in the three and six months ended January 31, 2021, respectively, compared to three and six months ended January 31, 2020. This increase was primarily attributable to higher compensation costs resulting from additional headcount, higher professional fees and higher marketing costs associated with the approximately 23.9% average fee we pay to Google for subscription sales, offset by reductions in discretionary expenses.

As a percentage of revenue, SG&A expense in the three and six months ended January 31, 2021 were 40.6% and 45.9%, respectively, compared to 71.6% and 82.1% in the three and six months ended January 31, 2020, primarily due to significantly higher revenue in the current periods.

Our headcount totaled 46 as of January 31, 2021 compared to 39 as of January 31, 2020 with the majority of our employees currently based in Lithuania.

SG&A expense also included stock-based compensation expense which were $152,000 and $389,000 for the three and six months ended January 31, 2021, respectively, compared to $198,000 and $296,000 for the three and six months ended January 31, 2020. Stock-based compensation includes equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401(k) matching contributions. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 6 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service. We start amortizing these capitalized software and technology development costs once these projects were completed.

	Three Months Ended			Six Months Ended
	January 31,			January 31,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Depreciation and amortization	$324	$363	-10.7%	$683	$868	-21.3%
As a percentage of revenues	6.1%	13.7%		7.5%	18.6%

The comparison of depreciation and amortization expenses in any given periods can be attributed to the number of projects being amortized during those periods, as we removed fully amortized projects and added newly completed projects in the amortization pool.

Interest and other income, net. Interest and other income, net in the three and six months ended January 31, 2021 remained flat when compared to the same periods in fiscal 2020.

	Three Months Ended			Six Months Ended
	January 31,			January 31,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Interest and other income, net	$5	$5	0.0%	$5	$5	0.0%
As a percentage of revenues	0.1%	0.2%		0.1%	0.1%

Net gain (loss) resulting from foreign exchange transactions. Net gain (loss) resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended			Six Months Ended
	January 31,			January 31,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Net gain (loss) resulting from foreign exchange transactions	$74	$17	335.3%	$34	$(39)	nm
As a percentage of revenues	1.4%	0.6%		0.4%	-0.8%

In the three and six months ended January 31, 2021, we realized gains of $92,000 and $51,000, respectively, from NOK and EUR hedging activities, compared to gains of $20,000 and losses of $54,000 in the three and six months ended January 31, 2020.

Provision for income taxes. The tax expense consists of federal and state taxes based on taxable income and allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiaries reside.

	Three Months Ended			Six Months Ended
	January 31,			January 31,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Provision for income taxes	$319	$1	nm	$327	$1	nm
As a percentage of revenues	6.0%	0.0%		3.6%	0.0%

At July 31, 2020, we had available U.S. federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $5.6 million and $5.9 million, respectively, to offset future taxable income, we also had available NOL carryforwards of approximately $433,000 to offset future foreign taxable income. We expect to utilize these NOL carryforwards to offset the taxable income for the six months ended January 31, 2021 and for the fiscal year ending July 31, 2021, and reduced its effective tax rate to 7.9% for those periods.

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

Liquidity and Capital Resources

General

At January 31, 2021, we had cash and cash equivalents of $13.6 million and working capital (current assets less current liabilities) of $13.2 million, compared to $5.1 million and $3.9 million, respectively at July 31, 2020. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months period ending January 31, 2022. We also maintain a revolving line of credit of up to $2.0 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the six months ended January 31, 2021 and 2020:

	Six Months Ended
	January 31,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$3,761	$925
Investing activities	(401)	(417)
Financing activities	5,055	172
Effect of exchange rate changes on cash and cash equivalents	82	(37)
Increase in cash and cash equivalents	$8,497	$643

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the six months ended January 31, 2021 was $2.8 million higher when compared to the same period a year ago, primarily attributable to the higher revenues generated from our service offerings, including primarily advertising and paid subscription revenue.

Investing Activities

Cash used in investing activities in the six months ended January 31, 2021 and 2020 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

We filed with the SEC a Registration Statement on Form S-3 on November 30, 2020 which became effective on December 4, 2020 to facilitate capital raising. The Registration Statement registered the issuance and sale by the Company of Class B common stock or related securities for gross proceeds to the Company of up to $20 million. On November 30, 2020, we engaged National Securities Corp. and H.C. Wainwright & Co, LLC (the “Sales Agents”) to act as our exclusive co-Sales Agents in connection with the Company’s “at-the-market” offering of shares of the Company’s Class B common stock up to $5 million. We filed a Prospectus Supplement on December 9, 2020 and contemporaneously entered into an At The Market Offering Agreement with the Sales Agents, pursuant to which we sold 761,906 shares at an average price of $6.5625 per share for total proceeds of $5 million as of January 28, 2021. In connection with this offering, we incurred a total issuance costs of $215,000. We intend to use the net proceeds from this offering for working capital and other general corporate purposes.

In August 2020, we obtained a loan of $181,000 to finance about 82% of our directors and officers’ liability and cyber liability insurance policies, at an annual percentage interest rate of 3.89% to be repaid over nine equal monthly installments of $20,490 starting from September 1, 2020. We repaid approximately $100,000 in principal in the six months ended January 31, 2021.

In August 2019, we obtained a loan of $140,000 to finance about 85% of our directors and officers’ liability and cyber liability insurance policies, at an annual percentage interest rate of 4.79% to be repaid over nine equal monthly installments of $15,976 starting from September 1, 2019. We repaid approximately $78,000 in principal in the six months ended January 31, 2020.

In the six months ended January 31, 2021 and 2020, we issued 312,287 shares and 29,917 shares respectively of Class B Stock and received $396,000 and $4,000 respectively, in connection with options exercised during the period.

In the six months ended January 31, 2021 and 2020, we purchased 17,630 shares and 18,441shares, respectively, of Class B Stock from employees for $26,000 and $29,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

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

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $1.50 million to $2.91 million at January 31, 2021 from $1.41 million at July 31, 2020, primarily due to higher revenue in the six months ended January 31, 2021.

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

In the six months ended January 31, 2021, three customers represented 31%, 22% and 12% of our revenue. In the six months ended January 31, 2020, two customers represented 33% and 30% of our revenue. At January 31, 2021, two customers represented 47% and 22% of our accounts receivable balance, and at July 31, 2020, two customers represented 35% and 32% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At January 31, 2021, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2021.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZEDGE, INC.

March 16, 2021	By:	/s/ JONATHAN REICH
Jonathan Reich
Chief Executive Officer

March 16, 2021	By:	/s/ YI TSAI
Yi Tsai
Chief Financial Officer