Form 10-Q
period 2021-04-30
Zedge, Inc.
filed 2021-06-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of June 10, 2021, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	13,661,766 shares outstanding

ZEDGE, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	April 30,	July 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$24,915	$5,111
Trade accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2021 and July 31, 2020	2,743	1,407
Prepaid expenses	175	123
Other current assets	72	113
Total current assets	27,905	6,754
Property and equipment, net	2,166	2,584
Goodwill	2,412	2,196
Other assets	561	471
Total assets	$33,044	$12,005
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$337	$290
Insurance premium loan payable	20	-
Accrued expenses and other current liabilities	2,824	1,210
Deferred revenues	1,824	1,338
Total current liabilities	5,005	2,838
Loans Payable	218	218
Other liabilities	179	64
Total liabilities	5,402	3,120
Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at April 30, 2021 and July 31, 2020	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 13,683 shares issued and 13,625 shares outstanding at April 30, 2021, and 11,788 shares issued and 11,749 shares outstanding at July 31, 2020	137	118
Additional paid-in capital	38,899	25,725
Accumulated other comprehensive loss	(750)	(1,085)
Accumulated deficit	(10,547)	(15,802)
Treasury stock, 58 shares at April 30, 2021 and 40 shares at July 31, 2020, at cost	(102)	(76)
Total stockholders’ equity	27,642	8,885
Total liabilities and stockholders’ equity	$33,044	$12,005

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
Revenues	$5,252	$2,079	$14,328	$6,756
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	290	289	907	925
Selling, general and administrative	2,694	1,569	6,859	5,408
Depreciation and amortization	289	348	972	1,216
Income (loss) from operations	1,979	(127)	5,590	(793)
Interest and other income, net	9	2	14	7
Net gain (loss) resulting from foreign exchange transactions	(12)	(200)	21	(239)
Income (loss) before income taxes	1,976	(325)	5,625	(1,025)
Provision for income taxes	44	-	370	1
Net Income (loss)	1,932	(325)	5,255	(1,026)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	129	(333)	335	(484)
Total other comprehensive income (loss)	129	(333)	335	(484)
Total comprehensive income (loss)	$2,061	$(658)	$5,590	$(1,510)
Income (loss) per share attributable to Zedge, Inc. common stockholders:
Basic	$0.14	$(0.03)	$0.42	$(0.10)
Diluted	$0.13	$(0.03)	$0.39	$(0.10)
Weighted-average number of shares used in calculation of income (loss) per share:
Basic	13,676	11,979	12,531	10,793
Diluted	14,570	11,979	13,323	10,793

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2020	525	$5	11,788	$118	$25,725	$(1,085)	$(15,802)	$(76)	$8,885
Stock-based compensation	-	-	39	-	237	-	-	-	237
Purchase of treasury stock	-	-	-	-	-	-	-	(26)	(26)
Foreign currency translation adjustment	-	-	-	-	-	(159)	-	-	(159)
Net Income	-	-	-	-	-	-	1,045	-	1,045
Balance -Oct. 31, 2020	525	5	11,827	118	25,962	(1,244)	(14,757)	(102)	9,982
Exercise of stock options	-	-	312	3	393	-	-	-	396
Stock-based compensation	-	-	8	-	113	-	-	-	113
Stock issued for matching contributions to the 401(k) Plan	-	-	7	-	39	-	-	-	39
Proceeds from sales of Class B Common Stock	-	-	762	8	4,777	-	-	-	4,785
Foreign currency translation adjustment	-	-	-	-	-	365	-	-	365
Net income	-	-	-	-	-	-	2,278	-	2,278
Balance – Jan. 31, 2021	525	5	12,916	129	31,284	(879)	(12,479)	(102)	17,958
Exercise of stock options	-	-	185	2	421	-	-	-	423
Stock-based compensation	-	-	93	1	98	-	-	-	99
Proceeds from sales of Class B Common Stock	-	-	489	5	7,096	-	-	-	7,101
Foreign currency translation adjustment	-	-	-	-	-	129	-	-	129
Net income	-	-	-	-	-	-	1,932	-	1,932
Balance – Apr. 30, 2021	525	$5	13,683	$137	$38,899	$(750)	$(10,547)	$(102)	$27,642

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2019	525	$5	9,876	$99	$23,131	$(985)	$(15,243)	$(47)	$6,960
Stock-based compensation	-	-	-	-	98	-	-	-	98
Purchase of treasury stock	-	-	-	-	-	-	-	(22)	(22)
Foreign currency translation adjustment	-	-	-	-	-	(143)	-	-	(143)
Net loss	-	-	-	-	-	-	(801)	-	(801)
Balance – Oct. 31, 2019	525	5	9,876	99	23,229	(1,128)	(16,044)	(69)	6,092
Exercise of stock options	-	-	30	-	4	-	-	-	4
Stock-based compensation	-	-	48	1	156	-	-	-	157
Purchase of treasury stock	-	-	-	-	-	-	-	(7)	(7)
Stock issued for matching contributions to the 401(k) Plan	-	-	26	-	41	-	-	-	41
Proceeds from sales of Class B Common Stock	-	-	-	-	275	-	-	-	275
Foreign currency translation adjustment	-	-	-	-	-	(8)	-	-	(8)
Net income	-	-	-	-	-	-	100	-	100
Balance – Jan. 31, 2020	525	5	9,980	100	23,705	(1,136)	(15,944)	(76)	6,654
Net proceeds from sales of Class B Common Stock	-	-	1,735	17	1,817	-	-	-	1,834
Stock-based compensation	-	-	-	-	102	-	-	-	102
Foreign currency translation adjustment	-	-	-	-	-	(333)	-	-	(333)
Net loss	-	-	-	-	-	-	(325)	-	(325)
Balance sheet-Apr. 30, 2020	525	$5	11,715	$117	$25,624	$(1,469)	$(16,269)	$(76)	$7,932

Tied out to balance sheet-April 30, 2020		5		117	25,624	(1,469)	(16,269)	(76)	7,932

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2021	2020

Operating activities
Net income (loss)	$5,255	$(1,026)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	972	1,216
Stock-based compensation	488	397
Change in assets and liabilities:
Trade accounts receivable	(1,336)	198
Prepaid expenses and other current assets	171	259
Other assets	75	24
Trade accounts payable and accrued expenses	1,626	(37)
Deferred revenue	486	552
Net cash provided by operating activities	7,737	1,583
Investing activities
Capitalized software and technology development costs and purchase of equipment	(543)	(613)
Investment in private company	(50)	-
Net cash used in investing activities	(593)	(613)
Financing activities
Proceeds from sales of Class B Common Stock	12,355	2,250
Payment of issuance costs	(469)	(141)
Proceeds from PPP loan payable	-	218
Repayment of insurance premium loan payable	(161)	(125)
Proceeds from exercise of stock options	819	4
Purchase of treasury stock in connection with restricted stock and deferred stock units vesting	(26)	(29)
Net cash provided by financing activities	12,518	2,177
Effect of exchange rate changes on cash and cash equivalents	142	(126)
Net increase in cash and cash equivalents	19,804	3,021
Cash and cash equivalents at beginning of period	5,111	1,609
Cash and cash equivalents at end of period	$24,915	$4,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$1	$3
Cash payments made for interest expenses	$2	$1
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note payable issued for insurance premium financing	$181	$-

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Recently Adopted Accounting Pronouncements

Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiary, Zedge Europe AS (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021 or any other period. The balance sheet at July 31, 2020 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2021 refers to the fiscal year ending July 31, 2021).

COVID-19 Impacts on Financial and Operational Results

The COVID-19 pandemic has caused widespread economic disruption impacting the Company in a number of ways, most notably, with a significant decrease in global advertising spend in the third quarter of fiscal 2020, followed by a rebound in the following four consecutive quarters. The Company expects the extent of the impact on its financial and operational results will continue to depend on the duration and severity of the economic disruption caused by the COVID-19 pandemic, including demand for new phones sales worldwide - a driver of new installs of the Company’s flagship app.

As of April 30, 2021, the Company had $24.9 million of cash and cash equivalents, including a net of $11.9 million raised from the previously announced “at-the-market” offering of shares of the Company’s Class B common stock (see Note 15). The Company has developed certain contingency plans to preserve liquidity if such actions become necessary due to worsening economic conditions, including those related to the COVID-19 pandemic. At the current time, the Company does not believe taking such actions would be prudent nor, does it expect to need to take such actions based on its current forecasts. The Company believes that its existing cash and cash equivalents, together with cash generated by operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future when accounting for the ill effects of the COVID-19 pandemic.

The Company considered the impacts of the COVID-19 pandemic on its significant estimates and judgments used in applying its accounting policies in the nine months ended April 30, 2021. In light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to its estimates and judgments could result in a meaningful impact to its financial statements in future periods.

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

Note 2—Revenue

Disaggregation of Revenue

The following table summarizes revenue by type of monetization mechanisms of the Zedge app for the periods presented:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Advertising revenue	$4,227	$1,501	$11,612	$5,428
Paid subscription revenue	899	455	2,358	985
Other revenues	126	123	358	343
Total Revenues	$5,252	$2,079	$14,328	$6,756

Contract Balances

Deferred revenues

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of April 30, 2021, the Company’s deferred revenue balance related to paid subscriptions was approximately $1,607,000, representing approximately 753,000 active subscribers including those under the account hold designation implemented by Google Play on November 1, 2020. Account hold is a subscription state that begins when a user's form of payment fails and the three-day grace period has ended without payment resolution. The account hold period lasts for up to 30 days. As of July 31, 2020, the Company’s deferred revenue balance related to paid subscriptions was approximately $1,169,000, representing approximately 504,000 active subscribers. The amount of revenue recognized in the nine months ended April 30, 2021 that was included in the deferred balance at July 31, 2020 was $1,078,000.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of April 30, 2021, and July 31, 2020, the Company’s deferred revenue balance related to Zedge Premium was approximately $217,000 and $169,000, respectively.

Total deferred revenues increased $486,000 from $1,338,000 at July 31, 2020 to $1,824,000 at April 30, 2021, primarily attributed to new paid subscriptions and renewals sold in the nine months ended April 30, 2021.

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
April 30, 2021
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

Fair Value of Other Financial Instruments

The Company’s other financial instruments at April 30, 2021 and July 31, 2020 included trade accounts receivable, trade accounts payable, and loans payable. The carrying amounts of the trade accounts receivable, trade accounts payable, and loan payables approximated fair value due to their short-term nature.

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

The outstanding contracts at April 30, 2021, are as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
May-21	200,000	1,694,083
Jun-21	200,000	1,683,155
Jul-21	200,000	1,683,215
Aug-21	200,000	1,683,215
Sep-21	200,000	1,683,275
Oct-21	200,000	1,683,515
Nov-21	200,000	1,683,755

Total	$1,400,000	11,794,213

Settlement Date	U.S. Dollar Amount	EUR Amount
May-21	200,000	163,253
Jun-21	250,000	207,164
Jul-21	250,000	207,010
Aug-21	250,000	206,873
Sep-21	250,000	206,753
Oct-21	250,000	206,616
Nov-21	250,000	206,463

	$1,700,000	1,404,132

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		April 30 2021	July 31, 2020
Assets and Liabilities Derivatives:	Balance Sheet Location	(in thousands)
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$10	$10

The effects of derivative instruments on the consolidated statements of comprehensive income (loss) were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Nine Months Ended
		April 30,		April 30,
Amount of Gain (Loss) Recognized on Derivatives		(in thousands)		(in thousands)
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2021	2020	2021	2020
Foreign exchange forward contracts	Net gain (loss) resulting from foreign exchange transactions	$16	$(273)	67	$(327)

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 30,	July 31,
	2021	2020
	(in thousands)
Accrued vacation	$565	$392
Accrued income taxes	364	-
Accrued payroll taxes	459	274
Accrued payroll and bonuses	457	132
Withholding taxes payable (option exercise gains)	560	-
Operating lease liability	89	232
Due to artists	224	136
Other	106	44
Total accrued expenses and other current liabilities	$2,824	$1,210

Note 6—Stock-Based Compensation

2016 Stock Option and Incentive Plan

On November 18, 2020, the Company’s Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 250,000 shares to an aggregate of 1,521,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 11, 2021. At April 30, 2021, there were 233,000 shares of Class B Stock available for awards under the 2016 Incentive Plan.

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

Stock Options

In August and October 2020, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase an aggregate of 90,849 shares of Class B Stock to various individuals including company executives, employees and consultants. Options with respect to 30,000 shares vested upon grant with the remaining options with respect to 60,849 shares vesting over a three-year period. Grant date fair value related to the 30,000 vested options was $32,000 which was expensed immediately. Unrecognized compensation expense related to the 60,649 options grants was an aggregate of $64,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

Also in October 2020, the Compensation Committee extended the expiration date of options to purchase approximately 182,000 shares of the Company’s Class B Common Stock held by one of the Company’s executive officers, from October 31, 2021 to May 31, 2026. Such options are fully vested and were granted under the Company’s 2008 Stock Option and Incentive Plan. The options have an exercise price of $1.73 per share. Compensation expense related to this modification was $78,000 and was fully expensed on the modification date.

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

In March 2021, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase an aggregate of 42,000 shares of Class B Stock to eight of its non-executive employees based in Lithuania and one consultant, vesting over a four-year period. Unrecognized compensation expense related to the 42,000 options grants was an aggregate of $316,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

In November 2019 and January 2020, the Compensation Committee approved equity grants of options to purchase an aggregate of 180,996 shares of Class B Stock to four employees and one consultant. The options vest over a three-year period. Unrecognized compensation expense related to these grants was an aggregate of $242,000 based on the estimated fair value of the options on the grant dates. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

In the nine months ended April 30, 2021 and 2020, the Company issued 497,252 shares and 29,917 shares respectively of Class B Stock and received $819,000 and $4,000 respectively, in connection with options exercised during the period.

At April 30, 2021, unrecognized compensation expense related to unvested stock options was an aggregate of $622,000.

Deferred Stock Units

In August 2019, the Compensation Committee approved the grant of 90,000 Deferred Stock Units (DSUs) to 11 of its non-executive employees based in Norway and Lithuania. Each DSU represents a right to receive one share of Class B Common Stock upon vesting. The DSUs vest over a four-year period from August 1, 2019. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $139,000 based on the estimated fair value of the DSUs on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. At April 30, 2021, unrecognized compensation expense related to unvested DSUs was an aggregate of $44,000.

In the nine months ended April 30, 2021, the Company purchased 5,625 shares of Class B Stock from various employees for $8,000 to satisfy tax withholding obligations in connection with the vesting of DSUs.

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

At April 30, 2021, unrecognized compensation expense related to unvested restricted stock awards was an aggregate of $332,000.

In the nine months ended April 30, 2021 and 2020, the Company purchased 12,005 shares and 18,441 shares respectively of Class B Stock from certain employees for $18,000 and $29,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Basic weighted-average number of shares	13,676	11,979	12,531	10,793
Effect of dilutive securities:
Stock options	762	-	715	-
Non-vested restricted Class B common stock	98	-	48	-
Deferred stock units	34	-	29	-
Diluted weighted-average number of shares	14,570	11,979	13,323	10,793

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	24	1,326	25	1,326
Non-vested restricted Class B common stock	-	120	-	120
Deferred stock units	-	69	-	69
Shares excluded from the calculation of diluted earnings per share	24	1,515	25	1,515

For the nine months ended April 30, 2020, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during that period and the impact of the assumed exercise of stock options and vesting of restricted stock and DSUs would have been anti-dilutive.

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

Note 9—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two-year term which was extended twice for another two two-year term expiring September 26, 2022. At the Company’s request in September 2020, advances under this facility have been reduced to the lesser of $2.0 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2022. The Company is required to pay an annual facility fee of $10,000 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At April 30, 2021 and July 31, 2020, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At April 30, 2021, there were $3.1 million of outstanding foreign exchange contracts with the majority being less than six months tenor under the credit facility, which reduced the available borrowing under the revolving credit facility by $321,250.

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

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
April 30, 2021	$2,082	$594	$2,676
July 31, 2020	$2,513	$542	$3,055

Total assets:
April 30, 2021	$27,108	$5,936	$33,044
July 31, 2020	$7,730	$4,275	$12,005

Note 11— Operating Leases

The Company has operating leases primarily for office space. Effective April 1, 2021, the Company moved its main office in Trondheim, Norway with 11,600 square feet of office space to a 4,900 square feet facility. There were nine months left on the lease agreement for the old office space and the Company recognized $14,000 gain as a result of the lease termination. As of March 31, 2021 the Company recorded $281,000 in the right-of-use assets and the same amount for the lease liabilities for the new lease which has a three years term.

The following table presents the lease-related assets and liabilities for the new lease recorded on the Consolidated Balance Sheet (in thousands) as of April 30, 2021:

Operating leases:	As of April 30, 2021
Other assets	$283

Other current liabilities	$89
Other liabilities	179
Total operating lease liabilities	$268

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of April 30, 2021:

As of April 30, 2021
Weighted average remaining lease term:
Operating leases	2.92 years
Weighted average discount rate:
Operating leases	1.00%

Future minimum lease payments under non-cancellable leases at April 30, 2021 are as follows (in thousands):

Years ending July 31,	Operating Leases
Remainder of 2021	$23
2022	94
2023	102
2024	53
Total future minimum lease payments	272
Less imputed interest	4
Total	$268

There were no other material changes in the Company's operating and finance leases in the nine months ended April 30, 2021, as compared to the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Note 12—Provision for Income taxes

At July 31, 2020, the Company had available U.S. federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $5.6 million and $5.9 million, respectively, to offset future taxable income, the Company also had available NOL carryforwards of approximately $433,000 to offset future foreign taxable income. The Company expects to utilize these NOL carryforwards to offset the taxable income for the nine months ended April 30, 2021 and for the fiscal year ending July 31, 2021, and reduce its effective tax rate to 6.6% for those periods. The tax expense consists of federal and state taxes based on taxable income and allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiaries reside.

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

With the exception of the accounting standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended April 30, 2021 that are of significance or potential significance to the Company.

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

The Company submitted the PPP Loan Forgiveness Application Form 3508EZ on November 25, 2020. On May 21, 2021, the Company was notified that such application for the loan forgiveness has been approved and the loan, including accrued interest, has been deemed satisfied in full by the Small Business Administration to Western Alliance Bank. The Company will record a gain of forgiveness of debt in the 4th quarter of fiscal 2021.

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

On March 16, 2021, the Company filed a prospectus supplement with the SEC which contemplates the sale, for a gross aggregate sale price of up to $10,000,000, of shares of the Company’s Class B common stock, from time to time in “at the market offerings” pursuant to an At Market Issuance Sales Agreement with National Securities Corporation and Maxim Group LLC (the “New Sales Agents”), dated as of March 16, 2021 (the “New ATM Sales Agreement”), pursuant to which the Company sold 489,303 shares at an average price of $15.0334 per share for total proceeds of $7.4 million as of April 30, 2021. In connection with this offering, the Company incurred a total issuance costs of $254,000. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes.

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

Our Zedge app has been installed approximately 497 million times, and at April 30, 2021, boasted approximately 34.5 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the previous 30-day of the relevant period. Our Zedge app has consistently ranked as one of the most popular free apps in the Google Play store in the United States. Historically, we have not made a material investment in paid user acquisition for our Zedge app.

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

In January 2019, we started offering paid subscriptions which, amongst other things, removed unsolicited advertisements from our Zedge app. As of April 30, 2021, we had approximately 753,000 active subscribers. Beginning in fiscal 2021, we hope to further optimize the offer based on user type, geography and price point as well as introduce new subscription enhancements like content bundles and rewards.

In December 2019, we completed the beta launch of ‘Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS, focusing on users in the United States, the United Kingdom and Canada and it is now available globally.

Over the past several years, our Zedge app has experienced a decline in its MAU, with modest increases in certain periods, as well as a shift in the regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of April 30, 2021, users in emerging markets represented 74% of our MAU compared to 69% a year prior. This shift impacts our business because emerging markets do not monetize as well as well-developed markets due to lower eCPMs and lower monthly and annual subscription rates in these regions coupled with lower priced subscriptions SKUs (Stock Keeping Unit). In the third quarter of fiscal 2021, users in emerging markets grew by 29.3% while users in well-developed economies declined 1.2% when compared to the same period in fiscal 2020. As of April 30, 2021, approximately 43% of our Zedge app’s user base was located in North America and Europe (including Eastern Europe) with a split of 21% and 22%, respectively, compared with 51% as of April 30, 2020 with a split of 25% and 26%, respectively.

MAU growth is tightly coupled with securing new users. Historically, our relatively high ranking in the Google Play store has been one of the primary drivers new user acquisition. Although still an important factor, we now also dedicate resources to growth initiatives, both organic and paid. With time, we believe that we can change our growth dynamic in well-developed markets. Aside from targeted growth initiatives, we need to continually improve the core user experience, test different mechanisms and content verticals that may spur growth and capitalize on the role that Zedge Premium artists can have on driving new users into the Zedge platform.

The COVID-19 pandemic has impacted our Zedge app’s new user growth. According to Gartner, a leading research and advisory company, new smartphone sales declined 10.5% in calendar year 2020 as a result of the pandemic, negatively impacting new user growth, especially in well-developed markets. Gartner forecasts smartphone sales are expected to rebound in 2021 and there have been reports of a partial recovery, with sales still below 2019 levels.

During the quarters ended April 30, 2021 and 2020, we generated approximately 80% and 72%, respectively, of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base.

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

In January 2019, we started offering paid subscriptions which amongst other things removed unsolicited advertisements from our Zedge app. During the first 12 months after a customer’s sign up for the subscription-based product, Google retains up to 30% as a fee, which decreases to 15% from month 13 and beyond. As of April 30, 2021, we had approximately 753,000 active subscribers, 90% of which had subscribed on an annual basis. Since inception in January 2019, subscriptions have generated approximately $5.7 million in gross revenue.

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

COVID-19

The COVID-19 pandemic has resulted in public health responses including travel bans, restrictions, social distancing requirements, and shelter-in place orders, which have negatively impacted our business, operations and financial performance. While we saw a significant decrease in advertising spend when the pandemic became global in March 2020, our daily advertising revenue has experienced a strong recovery since July 2020 through April 2021.

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

MAU increased 19.8% in the third quarter of fiscal 2021 when compared to the same period a year ago and decreased 2.6% on a sequential basis. Over the past several years, we have experienced a continuing shift in our regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of April 30, 2021, users in emerging markets represented 74% of our MAU compared to 69% a year prior. This shift impacts our business because emerging markets do not monetize as well as well-developed markets due to lower eCPMs and lower monthly and annual subscription rates in these regions coupled with lower priced subscriptions SKUs. However, ARPMAU for the three months ended April 30, 2021 was up 121% when compared to the same period a year ago, pointing to progress we have made in extracting more value from our users, particularly from paid subscriptions sales and improvement in ad optimization. ARPMAU decreased slightly on a sequential basis.

	Three Months Ended
	April 30,
(in millions, except ARPMAU)	2021	2020	% Change
MAU	34.5	28.8	19.8%
Developed Markets MAU	8.9	9.0	-1.2%
Emerging Markets MAU	25.6	19.8	29.3%
Emerging Markets MAU/Total MAU	74%	69%	7.9%

ARPMAU	$0.0485	$0.0220	120.5%

	Three Months Ended
	April 30,	January 31,
(in millions, except ARPMAU)	2021	2021	% Change
MAU	34.5	35.4	-2.6%
Developed Markets MAU	8.9	9.5	-6.4%
Emerging Markets MAU	25.6	25.9	-1.2%
Emerging Markets MAU/Total MAU	74%	73%	1.4%

ARPMAU	$0.0485	$0.0492	-1.4%

Results of Operations

Three and Nine months Ended April 30, 2021 Compared to Three and Nine months Ended April 30, 2020

	Three months ended April 30,		Change		Nine Months Ended April 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Revenues	$5,252	$2,079	$3,173	153%	$14,328	$6,756	$7,572	112%
Direct cost of revenues	290	289	1	0%	907	925	(18)	-2%
Selling, general and administrative	2,694	1,569	1,125	72%	6,859	5,408	1,451	27%
Depreciation and amortization	289	348	(59)	-17%	972	1,216	(244)	-20%
Income (loss) from operations	1,979	(127)	2,106	nm	5,590	(793)	6,383	nm
Interest and other income, net	9	2	7	350%	14	7	7	100%
Net gain (loss) resulting from foreign exchange transactions	(12)	(200)	188	-94%	21	(239)	260	nm
Provision for income taxes	44	-	44	nm	370	1	369	nm

Net Income (loss)	$1,932	$(325)	$2,257	nm	$5,255	$(1,026)	$6,281	nm

nm	—	not measurable

Revenues

The following table sets forth the composition of our revenues for the three and nine months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		Nine Months Ended April 30,		Changes
	2021	2020	2021	2020	Three Months	Nine Months
	(in thousands)		(in thousands)
Advertising revenue	$4,227	$1,501	$11,612	$5,428	182%	114%
Paid subscription revenue	899	455	2,358	985	98%	139%
Other revenues	126	123	358	343	2%	4%
Total Revenues	$5,252	$2,079	$14,328	$6,756	153%	112%

Advertising revenue. Advertising revenue increased 182% and 114% in the three and nine months ended April 30, 2021, respectively, compared to the three and nine months ended April 30, 2020, primarily due to improvement in our ad optimizations and higher advertising rates.

Paid subscription revenue. We rolled out a subscription-based product on Android in January 2019, whereby users of our Zedge app could pay a monthly or annual fee to remove unsolicited ads when using our Zedge app. We employ a regional pricing strategy in order to improve conversions. The U.S. constitutes our largest subscriber base and we generally charge $0.99 per month or $4.99 per year. We generated $990,000 and $2,806,000 in gross prepaid subscription in the three and nine months ended April 30, 2021, respectively, compared to $684,000 and $1,522,000 in the three and nine months ended April 30, 2020. We expect that, based on research and testing we undertake, from time to time, the prices of our subscription in each country/region may change and we may test other plan and price variations.

The following table summarizes subscription revenue for the three and nine months ended April 30, 2021 and 2020.

	Three Months Ended			Nine Months Ended
	April 30,			April 30,
	2021	2020	% Change	2021	2020	% Change
	(in thousands, except revenue per subscriber and percentages)
Revenues	$899	$455	98%	$2,358	$985	$139%
Active subscriptions net additions	42	101	-58%	249	266	-6%
Active subscriptions at end of period	753	399	89%	753	399	89%
Average active subscriptions	734	348	111%	652	254	157%
Average monthly revenue per active subscription	$0.41	$0.44	-6%	$0.40	$0.43	$-7%

Zedge Premium. We completed the initial rollout of Zedge Premium in March 2018 to a segment of our Android user base and we expanded it to 100% of our Android user base in January 2019. In the three and nine months ended April 30, 2021, gross transaction value (the total sales volume transacting through the platform), or “GTV,” generated from Zedge Premium were $252,000 and $671,000, respectively, compared to $150,000 and $539,000 in the three and nine months ended April 30, 2020. In the three and nine months ended April 30, 2021 net revenue generated from Zedge Premium were $124,000 and $352,000, respectively, compared to $123,000 and $343,000 in the three and nine months ended April 30, 2020.

Revenue from Zedge Premium, as well as revenues generated by Shortz, are reported under Other Revenues, and those offerings constitute potential growth drivers in the quarters to come.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended			Nine Months Ended
	April 30,			April 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Direct cost of revenues	$290	$289	0.3%	$907	$925	-1.9%
As a percentage of revenues	5.5%	13.9%		6.3%	13.7%

Direct cost of revenues increased 0.3% and decreased 1.9% in the three and nine months ended April 30, 2021, respectively, compared to three and nine months ended April 30, 2020.

As a percentage of revenue, direct cost of revenues in three and nine months ended April 30, 2021 were 5.5% and 6.3%, respectively, compared to 13.9% and 13.7% in the three and nine months ended April 30, 2020, primarily due to significantly higher revenue in the current periods and the fixed nature of many of our direct cost of revenues.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, recruiting fees, facilities, marketing, content acquisition costs, consulting, professional fees, software licensing (“SaaS”) and public company related expenses.

	Three Months Ended			Nine Months Ended
	April 30,			April 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Selling, general and administrative	$2,694	$1,569	71.7%	$6,859	$5,408	26.8%
As a percentage of revenues	51.3%	75.5%		47.9%	80.0%

SG&A expense increased 71.7% and 26.8% in the three and nine months ended April 30, 2021, respectively, compared to three and nine months ended April 30, 2020. This increase was primarily attributable to higher compensation costs resulting from additional headcount and bonus accrual, higher payroll taxes resulting from option exercise activities as discussed below, higher professional fees and higher marketing costs associated with the approximately 23.4% average fee we pay to Google for subscription sales, offset by reductions in discretionary expenses. Norwegian NOK declined significantly to a historical low following the outbreak of Covid-19 in the three months ended April 30, 2020, as a result, SG&A expenses related to our Norwegian operations for that period were lower when expressed in US dollar term and contributed in part to the overall year over year increases in our SG&A expenses.

As a percentage of revenue, SG&A expense in the three and nine months ended April 30, 2021 were 51.3% and 47.9%, respectively, compared to 75.5% and 80.0% in the three and nine months ended April 30, 2020, primarily due to significantly higher revenue in the current periods.

Our headcount totaled 52 as of April 30, 2021 compared to 39 as of April 30, 2020 with the majority of our employees currently based in Lithuania.

SG&A expense also included stock-based compensation expense which was $98,000 and $487,000 for the three and nine months ended April 30, 2021, respectively, compared to $102,000 and $397,000 for the three and nine months ended April 30, 2020. Stock-based compensation includes equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401(k) matching contributions. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 6 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Holders exercised option to purchase 312,287 and 497,252 shares of Class B common stock, respectively, in the three and nine months ended April 30, 2021 as compared to 0 and 29,917 shares in the three and nine months ended April 30, 2020. In connection with these option exercises and the resulting net gains, we incurred approximately $258,000 and $382,000 in payroll taxes in the three and nine months ended April 30, 2021 as compared to $0 and $6,000 in the three and nine months ended April 30, 2020.

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

	Three Months Ended			Nine Months Ended
	April 30,			April 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Depreciation and amortization	$289	$348	-17.0%	$972	$1,216	-20.1%
As a percentage of revenues	5.5%	16.7%		6.8%	18.0%

The comparison of depreciation and amortization expenses in any given periods can be attributed to the number of projects being amortized during those periods, as we removed fully amortized projects and added newly completed projects in the amortization pool.

Interest and other income, net. Interest and other income, net in the three and nine months ended April 30, 2021 increased $7,000 and $7,000, respectively, when compared to the same periods in fiscal 2020 due to higher cash balance resulting from cash flows provided by operating activities and financing activities in the current periods.

	Three Months Ended			Nine Months Ended
	April 30,			April 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Interest and other income, net	$9	$2	350.0%	$14	$7	100.0%
As a percentage of revenues	0.2%	0.1%		0.1%	0.1%

Net gain (loss) resulting from foreign exchange transactions. Net gain (loss) resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended			Nine Months Ended
	April 30,			April 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Net gain (loss) resulting from foreign exchange transactions	$(12)	$(200)	-94.0%	$21	$(239)	nm
As a percentage of revenues	-0.2%	-9.6%		0.1%	-3.5%

In the three and nine months ended April 30, 2021, we realized gains of $16,000 and $67,000, respectively, from NOK and EUR hedging activities, compared to losses of $273,000 and $327,000 in the three and nine months ended April 30, 2020 for the reason stated above.

Provision for income taxes. The tax expense consists of federal and state taxes based on taxable income and allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiaries reside.

	Three Months Ended			Nine Months Ended
	April 30,			April 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Provision for income taxes	$44	$-	nm	$370	$1	nm
As a percentage of revenues	0.8%	0.0%		2.6%	0.0%

At July 31, 2020, we had available U.S. federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $5.6 million and $5.9 million, respectively, to offset future taxable income, we also had available NOL carryforwards of approximately $433,000 to offset future foreign taxable income. We expect to utilize these NOL carryforwards to offset the taxable income for the nine months ended April 30, 2021 and for the fiscal year ending July 31, 2021, and reduce our effective tax rate to 6.6% for those periods.

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

Liquidity and Capital Resources

General

At April 30, 2021, we had cash and cash equivalents of $24.9 million and working capital (current assets less current liabilities) of $22.9 million, compared to $5.1 million and $3.9 million, respectively, at July 31, 2020. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months period ending April 30, 2022. We also maintain a revolving line of credit of up to $2.0 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the nine months ended April 30, 2021 and 2020:

	Nine Months Ended
	April 30,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$7,736	$1,583
Investing activities	(593)	(613)
Financing activities	12,519	2,177
Effect of exchange rate changes on cash and cash equivalents	142	(126)
Increase in cash and cash equivalents	$19,804	$3,021

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities in the nine months ended April 30, 2021 was $6.1 million higher when compared to the same period a year ago, primarily attributable to the higher revenues generated from our service offerings, including primarily advertising and paid subscription revenue.

Investing Activities

Cash used in investing activities in the nine months ended April 30, 2021 and 2020 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

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

On March 16, 2021, we filed a prospectus supplement with the SEC which contemplates the sale, for a gross aggregate sale price of up to $10,000,000, of shares of our Class B common stock, from time to time in “at the market offerings” pursuant to an At Market Issuance Sales Agreement with National Securities Corporation and Maxim Group LLC dated as of March 16, 2021, pursuant to which we sold 489,303 shares at an average price of $15.0334 per share for total proceeds of $7.4 million as of April 30, 2021. In connection with this offering, we incurred a total issuance costs of $254,000. We intend to use the net proceeds from this offering for working capital and other general corporate purposes.

In August 2020, we obtained a loan of $181,000 to finance about 82% of our directors’ and officers’ liability and cyber liability insurance policies, at an annual percentage interest rate of 3.89% to be repaid over nine equal monthly installments of $20,490 starting from September 1, 2020. We repaid approximately $161,000 in principal in the nine months ended April 30, 2021.

In August 2019, we obtained a loan of $140,000 to finance about 85% of our directors’ and officers’ liability and cyber liability insurance policies, at an annual percentage interest rate of 4.79% to be repaid over nine equal monthly installments of $15,976 starting from September 1, 2019. We repaid approximately $125,000 in principal in the nine months ended April 30, 2020.

In the nine months ended April 30, 2021 and 2020, we issued 497,252 shares and 29,917 shares respectively of Class B Stock and received $819,000 and $4,000 respectively, in connection with options exercised during the period.

In the nine months ended April 30, 2021 and 2020, we purchased 17,630 shares and 18,441shares, respectively, of Class B Stock from employees for $26,000 and $29,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

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

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $1.33 million to $2.74 million at April 30, 2021 from $1.41 million at July 31, 2020, primarily due to higher revenue in the nine months ended April 30, 2021.

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

In the nine months ended April 30, 2021, three customers represented 31%, 22% and 12% of our revenue. In the nine months ended April 30, 2020, two customers represented 31% and 28% of our revenue. At April 30, 2021, two customers represented 44% and 25% of our accounts receivable balance, and at July 31, 2020, two customers represented 35% and 32% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At April 30, 2021, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2021.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZEDGE, INC.

June 14, 2021	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

June 14, 2021	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer