Form 10-Q/A
period 2021-04-30
Zedge, Inc.
filed 2021-11-05
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to make certain amendments to the following items of our Quarterly Report on Form 10-Q for the quarter ended April 30, 2021 as originally filed with the Securities and Exchange Commission on June 14, 2021 (the “Original Form 10-Q”): (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” and (iv) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

We have determined that our previously reported results for the third quarter ended April 30, 2021 did not reflect a partial release of the valuation allowance on our deferred tax assets in the amount of approximately $542,000 as of April 30, 2021. The partial release is being effected in light of the Company’s generation of three-year cumulative positive income through April 30, 2021, as compared to the Company’s historical recurring losses from fiscal 2017 to fiscal 2020 and the Company’s belief that it is more-likely-than-not that certain of the deferred tax assets will be realized.

The financial statements included in this Form 10-Q/A have been restated to reflect a net tax benefit of $517,000 which resulted in an increase in our fully diluted earnings per share of $0.04 per share for the three month and nine month periods ended April 30, 2021. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of this error.

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	As Restated
	April 30,	July 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$24,915	$5,111
Trade accounts receivable, net of allowance for doubtful accounts of $0 at April 30, 2021 and July 31, 2020	2,743	1,407
Prepaid expenses	175	123
Other current assets	72	113
Total current assets	27,905	6,754
Property and equipment, net	2,166	2,584
Goodwill	2,412	2,196
Deferred tax assets	542	-
Other assets	561	471
Total assets	$33,586	$12,005
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$337	$290
Insurance premium loan payable	20	-
Accrued expenses and other current liabilities	2,849	1,210
Deferred revenues	1,824	1,338
Total current liabilities	5,030	2,838
Loans Payable	218	218
Other liabilities	179	64
Total liabilities	5,427	3,120
Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at April 30, 2021 and July 31, 2020	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 13,683 shares issued and 13,625 shares outstanding at April 30, 2021, and 11,788 shares issued and 11,749 shares outstanding at July 31, 2020	137	118
Additional paid-in capital	38,899	25,725
Accumulated other comprehensive loss	(750)	(1,085)
Accumulated deficit	(10,030)	(15,802)
Treasury stock, 58 shares at April 30, 2021 and 40 shares at July 31, 2020, at cost	(102)	(76)
Total stockholders’ equity	28,159	8,885
Total liabilities and stockholders’ equity	$33,586	$12,005

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	As Restated		As Restated
	2021	2020	2021	2020
Revenues	$5,252	$2,079	$14,328	$6,756
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	290	289	907	925
Selling, general and administrative	2,694	1,569	6,859	5,408
Depreciation and amortization	289	348	972	1,216
Income (loss) from operations	1,979	(127)	5,590	(793)
Interest and other income, net	9	2	14	7
Net gain (loss) resulting from foreign exchange transactions	(12)	(200)	21	(239)
Income (loss) before income taxes	1,976	(325)	5,625	(1,025)
Provision for (benefit from) income taxes	(473)	-	(147)	1
Net Income (loss)	2,449	(325)	5,772	(1,026)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	129	(333)	335	(484)
Total other comprehensive income (loss)	129	(333)	335	(484)
Total comprehensive income (loss)	$2,578	$(658)	$6,107	$(1,510)
Income (loss) per share attributable to Zedge, Inc. common stockholders:
Basic	$0.18	$(0.03)	$0.46	$(0.10)
Diluted	$0.17	$(0.03)	$0.43	$(0.10)
Weighted-average number of shares used in calculation of income (loss) per share:
Basic	13,676	11,979	12,531	10,793
Diluted	14,570	11,979	13,323	10,793

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2020	525	$5	11,788	$118	$25,725	$(1,085)	$(15,802)	$(76)	$8,885
Stock-based compensation	-	-	39	-	237	-	-	-	237
Purchase of treasury stock	-	-	-	-	-	-	-	(26)	(26)
Foreign currency translation adjustment	-	-	-	-	-	(159)	-	-	(159)
Net Income	-	-	-	-	-	-	1,045	-	1,045
Balance -Oct. 31, 2020	525	5	11,827	118	25,962	(1,244)	(14,757)	(102)	9,982
Exercise of stock options	-	-	312	3	393	-	-	-	396
Stock-based compensation	-	-	8	-	113	-	-	-	113
Stock issued for matching contributions to the 401(k) Plan	-	-	7	-	39	-	-	-	39
Proceeds from sales of Class B Common Stock	-	-	762	8	4,777	-	-	-	4,785
Foreign currency translation adjustment	-	-	-	-	-	365	-	-	365
Net income	-	-	-	-	-	-	2,278	-	2,278
Balance – Jan. 31, 2021	525	5	12,916	129	31,284	(879)	(12,479)	(102)	17,958
Exercise of stock options	-	-	185	2	421	-	-	-	423
Stock-based compensation	-	-	93	1	98	-	-	-	99
Proceeds from sales of Class B Common Stock	-	-	489	5	7,096	-	-	-	7,101
Foreign currency translation adjustment	-	-	-	-	-	129	-	-	129
Net income	-	-	-	-	-	-	2,449	-	2,449
Balance – Apr. 30, 2021 (As Restated)	525	$5	13,683	$137	$38,899	$(750)	$(10,030)	$(102)	$28,159

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2019	525	$5	9,876	$99	$23,131	$(985)	$(15,243)	$(47)	$6,960
Stock-based compensation	-	-	-	-	98	-	-	-	98
Purchase of treasury stock	-	-	-	-	-	-	-	(22)	(22)
Foreign currency translation adjustment	-	-	-	-	-	(143)	-	-	(143)
Net loss	-	-	-	-	-	-	(801)	-	(801)
Balance – Oct. 31, 2019	525	5	9,876	99	23,229	(1,128)	(16,044)	(69)	6,092
Exercise of stock options	-	-	30	-	4	-	-	-	4
Stock-based compensation	-	-	48	1	156	-	-	-	157
Purchase of treasury stock	-	-	-	-	-	-	-	(7)	(7)
Stock issued for matching contributions to the 401(k) Plan	-	-	26	-	41	-	-	-	41
Proceeds from sales of Class B Common Stock	-	-	-	-	275	-	-	-	275
Foreign currency translation adjustment	-	-	-	-	-	(8)	-	-	(8)
Net income	-	-	-	-	-	-	100	-	100
Balance – Jan. 31, 2020	525	5	9,980	100	23,705	(1,136)	(15,944)	(76)	6,654
Net proceeds from sales of Class B Common Stock	-	-	1,735	17	1,817	-	-	-	1,834
Stock-based compensation	-	-	-	-	102	-	-	-	102
Foreign currency translation adjustment	-	-	-	-	-	(333)	-	-	(333)
Net loss	-	-	-	-	-	-	(325)	-	(325)
Balance sheet-Apr. 30, 2020	525	$5	11,715	$117	$25,624	$(1,469)	$(16,269)	$(76)	$7,932

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	As Restated
	2021	2020
Operating activities
Net income (loss)	$5,772	$(1,026)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	972	1,216
Stock-based compensation	488	397
Deferred income taxes	(542)	-
Change in assets and liabilities:
Trade accounts receivable	(1,336)	198
Prepaid expenses and other current assets	171	259
Other assets	75	24
Trade accounts payable and accrued expenses	1,651	(37)
Deferred revenue	486	552
Net cash provided by operating activities	7,737	1,583
Investing activities
Capitalized software and technology development costs and purchase of equipment	(543)	(613)
Investment in private company	(50)	-
Net cash used in investing activities	(593)	(613)
Financing activities
Proceeds from sales of Class B Common Stock	12,355	2,250
Payment of issuance costs	(469)	(141)
Proceeds from PPP loan payable	-	218
Repayment of insurance premium loan payable	(161)	(125)
Proceeds from exercise of stock options	819	4
Purchase of treasury stock in connection with restricted stock and deferred stock units vesting	(26)	(29)
Net cash provided by financing activities	12,518	2,177
Effect of exchange rate changes on cash and cash equivalents	142	(126)
Net increase in cash and cash equivalents	19,804	3,021
Cash and cash equivalents at beginning of period	5,111	1,609
Cash and cash equivalents at end of period	$24,915	$4,630

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$1	$3
Cash payments made for interest expenses	$2	$1
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note payable issued for insurance premium financing	$181	$-

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

Restatement of Financial Statements

The Company’s consolidated balance sheet as of April 30, 2021, consolidated statements of comprehensive income (loss) for the three and nine month periods ended April 30, 2021 and consolidated statement of cash flows for the nine month period ended April 30, 2021 have been restated to reflect a net tax benefit of $517,000 resulting from the partial release of valuation allowance of $542,000 and additional tax expense of $25,000. The Company’s previously reported results maintained a 100% of valuation allowance on all of its deferred tax assets in light of primarily its recurring losses from fiscal 2017 to fiscal 2020 and other negative evidence, without giving consideration of strong positive evidence of three year cumulative positive income that was achieved due to pretax income of $5.6 million generated in the nine month period ended April 30, 2021. The following table summarizes the effects of our restatement resulting from the correction of this error.

	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	April 30, 2021		Adjustment	April 30, 2021
	Previously Reported			Restated
	(in thousands, except per share data)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Income before income taxes	$1,976	$5,625	$-	$1,976	$5,625
Provision for (benefit from) income taxes	$44	$370	$(517)	$(473)	$(147)
Net Income	$1,932	$5,255	$(517)	$2,449	$5,772
Income per share attributable to Zedge, Inc. common stockholders:
Basic	$0.14	$0.42	$0.04	$0.18	$0.46
Diluted	$0.13	$0.39	$0.04	$0.17	$0.43

CONSOLIDATED STATEMENT OF CASH FLOW
Net income		$5,255	$(517)		$5,772

CONSOLIDATED BALANCE SHEET
Total Assets		$33,044	$542		$33,586
Total current liabilites		$5,005	$25		$5,030
Total shareholders’ equity		$27,642	$517		$28,159

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

Contract Balances

Deferred revenues

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of April 30, 2021, the Company’s deferred revenue balance related to paid subscriptions was approximately $1,607,000, representing approximately 753,000 active subscribers including those under the account hold designation implemented by Google Play on November 1, 2020. Account hold is a subscription state that begins when a user’s form of payment fails and the three-day grace period has ended without payment resolution. The account hold period lasts for up to 30 days. As of July 31, 2020, the Company’s deferred revenue balance related to paid subscriptions was approximately $1,169,000, representing approximately 504,000 active subscribers. The amount of revenue recognized in the nine months ended April 30, 2021 that was included in the deferred balance at July 31, 2020 was $1,078,000.

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

The outstanding contracts at April 30, 2021, are as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
May-21	200,000	1,694,083
Jun-21	200,000	1,683,155
Jul-21	200,000	1,683,215
Aug-21	200,000	1,683,215
Sep-21	200,000	1,683,275
Oct-21	200,000	1,683,515
Nov-21	200,000	1,683,755

Total	$1,400,000	11,794,213

Settlement Date	U.S. Dollar Amount	EUR Amount
May-21	200,000	163,253
Jun-21	250,000	207,164
Jul-21	250,000	207,010
Aug-21	250,000	206,873
Sep-21	250,000	206,753
Oct-21	250,000	206,616
Nov-21	250,000	206,463

	$1,700,000	1,404,132

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		April 30,	July 31,
		2021	2020
		(in thousands)
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$10	$10

The effects of derivative instruments on the consolidated statements of comprehensive income (loss) were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Nine Months Ended
		April 30,		April 30,
Amount of Gain (Loss) Recognized on Derivatives		(in thousands)		(in thousands)
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2021	2020	2021	2020
Foreign exchange forward contracts	Net gain (loss) resulting from foreign exchange transactions	$16	$(273)	67	$(327)

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 30,	July 31,
	2021	2020
	(in thousands)
Accrued vacation	$565	$392
Accrued income taxes	389	-
Accrued payroll taxes	459	274
Accrued payroll and bonuses	457	132
Withholding taxes payable (option exercise gains)	560	-
Operating lease liability	89	232
Due to artists	224	136
Other	106	44
Total accrued expenses and other current liabilities	$2,849	$1,210

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

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
April 30, 2021	$2,082	$594	$2,676
July 31, 2020	$2,513	$542	$3,055

Total assets:
April 30, 2021	$27,534	$6,052	$33,586
July 31, 2020	$7,730	$4,275	$12,005

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

There were no other material changes in the Company’s operating and finance leases in the nine months ended April 30, 2021, as compared to the disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Note 12—Provision for Income taxes

At July 31, 2020, the Company had available U.S. federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $5.6 million and $5.9 million, respectively, to offset future taxable income, the Company also had available NOL carryforwards of approximately $433,000 to offset future foreign taxable income. The Company expects to utilize these NOL carryforwards to offset the taxable income for the nine months ended April 30, 2021 and for the fiscal year ending July 31, 2021, and reduce its effective tax rate to 0.0% for those periods. The current tax expense consists of federal and state taxes based on taxable income and allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiaries reside.

In light of the Company’s generation of three year cumulative positive income through April 30, 2021 as compared to the Company’s historical recurring losses from fiscal 2017 to fiscal 2020, the Company believes that it is more-likely-than-not that substantially all of the deferred tax assets except certain state net operating losses and capital loss carryforward will be realized. Therefore, the Company has released the valuation allowance on its deferred tax assets (other than as stated above) in the amount of $542,000 for the three and nine month periods ended April 30, 2021. As discussed in Note 1, provision for (benefit from) have been restated to ($473,000) and ($147,000) from $44,000 and $370,000 for the three and nine month periods ended April 30, 2020, respectively.

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

	Three Months Ended
	April 30,
(in millions, except ARPMAU)	2021	2020	% Change
MAU	34.5	28.8	19.8%
Developed Markets MAU	8.9	9.0	-1.2%
Emerging Markets MAU	25.6	19.8	29.3%
Emerging Markets MAU/Total MAU	74%	69%	7.9%

ARPMAU	$0.0485	$0.0220	120.5%

	Three Months Ended
	April 30,	January 31,
(in millions, except ARPMAU)	2021	2021	% Change
MAU	34.5	35.4	-2.6%
Developed Markets MAU	8.9	9.5	-6.4%
Emerging Markets MAU	25.6	25.9	-1.2%
Emerging Markets MAU/Total MAU	74%	73%	1.4%

ARPMAU	$0.0485	$0.0492	-1.4%

Results of Operations

Three and Nine months Ended April 30, 2021 Compared to Three and Nine months Ended April 30, 2020

	Three months ended April 30,		Change		Nine Months Ended April 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Revenues	$5,252	$2,079	$3,173	153%	$14,328	$6,756	$7,572	112%
Direct cost of revenues	290	289	1	0%	907	925	(18)	-2%
Selling, general and administrative	2,694	1,569	1,125	72%	6,859	5,408	1,451	27%
Depreciation and amortization	289	348	(59)	-17%	972	1,216	(244)	-20%
Income (loss) from operations	1,979	(127)	2,106	nm	5,590	(793)	6,383	nm
Interest and other income, net	9	2	7	350%	14	7	7	100%
Net gain (loss) resulting from foreign exchange transactions	(12)	(200)	188	-94%	21	(239)	260	nm
Provision for (benefit from) income taxes	(473)	-	(473)	nm	(147)	1	(148)	nm

Net Income (loss)	$2,449	$(325)	$2,774	nm	$5,772	$(1,026)	$6,798	nm

nm—not measurable

Revenues

The following table sets forth the composition of our revenues for the three and nine months ended April 30, 2021 and 2020:

	Three Months Ended April 30,		Nine Months Ended April 30,		Changes
	2021	2020	2021	2020	Three Months	Nine Months
	(in thousands)		(in thousands)
Advertising revenue	$4,227	$1,501	$11,612	$5,428	182%	114%
Paid subscription revenue	899	455	2,358	985	98%	139%
Other revenues	126	123	358	343	2%	4%
Total Revenues	$5,252	$2,079	$14,328	$6,756	153%	112%

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

Provision for (benefit from) income taxes The tax benefit in the three and nine months ended April 30, 2021 consists of primarily the partial release of the valuation allowance on the Company’s deferred tax assets.

	Three Months Ended			Nine Months Ended
	April 30,			April 30,
(in thousands)	2021	2020	% Change	2021	2020	% Change
Provision for (benefit from) income taxes	$(473)	$-	nm	$(147)	$1	nm
As a percentage of revenues	-9.0%	0.0%		-1.0%	0.0%

At July 31, 2020, we had available U.S. federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $5.6 million and $5.9 million, respectively, to offset future taxable income, we also had available NOL carryforwards of approximately $433,000 to offset future foreign taxable income. We expect to utilize these NOL carryforwards to offset the taxable income for the nine months ended April 30, 2021 and for the fiscal year ending July 31, 2021, and reduce our effective tax rate to 0.0% for those periods.

In light of our generation of three year cumulative positive income through April 30, 2021 as compared to our historical recurring losses from fiscal 2017 to fiscal 2020, we believe that it is more-likely-than-not that substantially all of the deferred tax assets except certain state net operating losses and capital loss carryforward will be realized. Therefore, we have released the valuation allowance on our deferred tax assets (other than as stated above) in the amount of $542,000 for the three month and nine month period ended April 30, 2021, As discussed in Note 1 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q, provision for (benefit from) have been restated to ($473,000) and ($147,000) from $44,000 and $370,000 for the three and nine month periods ended April 30, 2020, respectively.

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

Liquidity and Capital Resources

General

At April 30, 2021, we had cash and cash equivalents of $24.9 million and working capital (current assets less current liabilities) of $22.9 million, compared to $5.1 million and $3.9 million, respectively, at July 31, 2020. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve month period ending April 30, 2022. We also maintain a revolving line of credit of up to $2.0 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2021 other than the restatement as disclosed below.

Consideration of Restatement

In light of the restatement discussed in Note 1 to the consolidated financial statements, our principal executive and principal financial officers reevaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021, including whether the error identified was the result of a material weakness in our internal control over financial reporting. As part of this assessment, we reconsidered whether our existing disclosure controls and procedures over the evaluation of the valuation allowance against deferred tax assets, which has been outsourced to an outside accounting firm since fiscal 2018, were operating effectively. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures related to the valuation allowance were not effective as of April 30, 2021. We are considering remedial actions and expect to implement them in the near future.

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

ZEDGE, INC.

November 5, 2021	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

November 5, 2021	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer