Form 10-K
period 2021-07-31
Zedge, Inc.
filed 2021-11-09
CIK 1667313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended July 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 29, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $7.27 per share, as reported on the New York Stock Exchange, was approximately $80.1 million.

As of November 5, 2021, the registrant had outstanding 524,775 shares of Class A common stock and 13,861,289 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 12, 2022, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Zedge, Inc.

i

PART I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, collectively. Our fiscal year runs from August 1 through July 31. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2021 refers to the fiscal year ended July 31, 2021).

Item 1. Business

Company Overview

We own a portfolio of leading digital consumer brands that serve 43 million monthly active users across the globe. Our portfolio consists of Zedge Ringtones and Wallpapers, Shortz, and as of the beginning of August of 2021 Emojipedia.

We operate a state-of-the-art digital publishing platform that powers Zedge Ringtones and Wallpapers, available in the Google Play store and App Store, which offers an easy, entertaining and immersive way for end-users to engage with our rich and diverse catalogue of wallpapers, video wallpapers, ringtones, notification sounds on Android and wallpapers, video wallpapers, ringtones and custom icon packs on iOS. We secure our content from amateur and professional artists, and also from emerging and major brands. Artists have the ability to easily launch a virtual storefront in our Zedge app where they can market and sell their content to our user base. That same platform powers an entertainment app called “Shortz – Chat Stories by Zedge”, which is focused on serialized, short-form, fiction stories, as a beta that runs on our publishing platform. Over the past year, we have been expanding our content catalogue, started testing audio versions of a selected number of stories, materially improved our ability to measure all types of engagement within the app, and invested a modest budget in paid user acquisition. Finally, in August of 2021, we acquired Emojipedia, the leading source of all things emoji.

Our Zedge app has been installed approximately 511 million times, and at July 31, 2021, boasted approximately 34 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the final 30 days of the relevant period. Our Zedge app has consistently ranked as one of the most popular free apps in the Google Play store in the United States. Historically, we have not made a material investment in paid user acquisition for our Zedge app.

Our Zedge app’s success stems from its ability to meet consumer demand for a rich and diverse catalogue of both long-tail and popular content in a fun, intuitive and user-friendly fashion that aligns with their interest in expressing their essence in a bespoke manner, to offer reliable search and discovery capabilities and to make relevant content recommendations to our users. To this end, we invest heavily in both product design and development and the underlying technology required to satisfy both our Zedge app’s users’ and content contributors’ expectations. Our Zedge app contains both user-generated and licensed, third-party content to achieve these goals.

In March 2018, we launched Zedge Premium, a marketplace within our Zedge app where professional creators and brands market, distribute and sell their digital content to our consumers. At launch, Zedge Premium was a “walled garden” – a separate section of the app which users needed to proactively choose to enter. In 2021, we embedded Zedge Premium content throughout the app making it far more prominent. We also introduced a new content type on iOS: custom icon packs. Over time, we expect that Zedge Premium will contribute to a virtuous cycle whereby it drives new consumers into our Zedge app resulting in more artist payouts, which in turn makes the platform more attractive for artists and brands looking to expand their reach and increase their income.

In January 2019, we started offering freemium Zedge app Android users the ability to convert into paying subscribers for, amongst other things, the ability to remove unsolicited advertisements from our Zedge app. As of July 31, 2021, we had approximately 752,000 active paid subscribers. In fiscal 2022, we expect to launch subscriptions on iOS.

In December 2019, we completed the beta launch of ‘Shortz’ our new entertainment app offering serialized, short-form fiction rendered in a text-message format and more recently as audio productions available across both Android and iOS, and focusing on users in the United States, the United Kingdom and Canada and it is now available globally. New stories are added to the app each week, and as the content catalog expands, we are regularly improving content discovery in order to guide users to the stories that will most interest them and improve engagement.

On August 1, 2021, we acquired Emojipedia, the world’s leading authority dedicated to providing up to date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards, and Emojitracker, which provides real time visualization of all emoji symbols used on Twitter. Emojipedia receives approximately 50 million monthly page views and has approximately 9 million monthly active users of which approximately 50% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a voting member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Facebook and Twitter.

Over the past several years, our Zedge app has experienced a continuing decline in its MAU as well as a shift in the regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of July 31, 2021, users in emerging markets represented 75% of our MAU compared to 70% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets. In the fourth quarter of fiscal 2021, users in emerging markets grew by 16.1% while users in well-developed economies declined 11.5% when compared to the same period in fiscal 2020. As of July 31, 2021, approximately 42% of our Zedge app’s user base was located in North America (20%) and Europe (including Eastern Europe, 22%), compared with 50% (North America, 24% and Europe 26%) as of July 31, 2020. The remaining 58% of the user base was primarily located in emerging markets with 25% located in India.

MAU growth is tightly coupled with new user growth. Historically, our relatively high ranking in the Google Play store has been one of the primary drivers for securing new users. Although still an important factor, we now also dedicate resources to growth initiatives, both organic and paid. In fiscal 2022, we expect to increase our paid user acquisition spend while monitoring results to ensure that the investment is yielding a positive return on investment. With time, we believe that we can change our growth dynamic in well-developed markets. Aside from targeted growth initiatives, we need to continually improve the core user experience, test different mechanisms and content verticals that may spur growth and capitalize on the role that Zedge Premium artists can have on driving new users into the Zedge platform.

The COVID-19 pandemic has impacted our Zedge app’s new user growth. According to Gartner, a leading research and advisory company, new smartphone sales declined 10.5% in calendar year 2020 as a result of the pandemic, negatively impacting new user growth, especially in well-developed markets. As of September 1, 2021, Gartner reported that worldwide smartphone sales grew by 10.8% year over year in the second quarter of calendar year 2021 despite supply constraints relating to COVID-19 component shortages and production disruptions; however, it is still unclear what the impact on user growth will be as vaccines become more available globally and as precautions like social distancing start to wane. The pandemic and measures implement to promote social distancing had a modest positive impact on user engagement.

During the quarter and fiscal year ended July 31, 2021, we generated approximately 81% and 80%, respectively, of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base.

In our Zedge Premium marketplace, the content owner sets the price and the user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching a rewarded video or taking a survey. Alternatively, users can buy Zedge Credits via an in-app purchase. If a user purchases Zedge Credits, Google Play or App Store keeps up to 30% of the purchase price with the remainder being paid to us. When a user purchases Zedge Premium content, the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item as a royalty and we retain the remaining 30% as our fee, which we recognize as revenue. As Zedge Premium matures and expands, we expect to also diversify our revenue source mix.

In January 2019, we started offering paid subscriptions to our Android users which amongst other things removed unsolicited advertisements from our Zedge app. During the first 12 months after a customer’s sign up for the subscription-based product, Google retains up to 30% as a fee, which decreases to 15% from month 13 and beyond. As of July 31, 2021, we had approximately 752,000 active subscribers, 90% of which had subscribed on an annual basis. Since inception in January 2019, subscriptions have generated approximately $6.7 million in gross revenue.

During fiscal 2021, we generated revenues of $19.6 million and an income from operations of $7.8 million, compared to revenues of $9.5 million and a loss from operations of $0.4 million in fiscal 2020.

During fiscal 2021, advertisements from MoPub (owned by Twitter) represented 30% of our revenue, advertisements from Google represented 22% of our revenues and advertisements from Facebook represented 12% of our revenues, as compared with 29%, 26% and 7%, respectively, during fiscal 2020.

Recent Developments

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

In January 2019, we started offering paid subscriptions which, amongst other things, removed unsolicited advertisements from our Zedge app. As of July 31, 2021, we had approximately 752,000 active subscribers. Our plans call for further optimizing the offer based on user type, geography and price point as well as value adds including content bundles and rewards.

In December 2019, we completed the beta launch of ‘Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS, focusing on users in the United States, the United Kingdom and Canada and it is now available globally.

On August 1, 2021. we acquired Emojipedia, the world’s leading authority dedicated to providing up to date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards, and Emojitracker, which provides real time visualization of all emoji symbols used on Twitter. Emojipedia receives approximately 50 million monthly page views and has approximately 9 million monthly active users of which approximately 50% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a voting member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Facebook and Twitter.

Our Competitive Advantages

We believe that the following competitive strengths will drive the growth of our business:

▪	Large, global customer base. We benefit from our Zedge app having a large customer base. As of July 31, 2021, we had approximately 34 million MAU of which approximately 20% were in North America and 22% were in Europe (including Eastern Europe), which provide preferred monetization opportunities since these regions provide attractive demographics to advertisers. To serve a global user base, the Android version of our Zedge app is available in 17 languages. Our Zedge app’s global footprint helps us to secure a highly diverse portfolio of content addressing various customer tastes and preferences. In addition, our Zedge app’s customer base attracts advertisers seeking customers that have adequate disposable income to purchase their products and services. Our Zedge app’s large customer base is also a draw to artists and brands looking to market their content to a critical mass of users.

▪	Leading global provider of mobile personalization content. We offer our Zedge app globally, enabling users to easily personalize their mobile phones with a wide variety of free, high-quality ringtones, wallpapers, notification sounds, video wallpapers and app icons. We believe that our Zedge app is well positioned for continued leadership in the personalization space.

▪	High-quality product. We believe that our Zedge app provides our customers with a high-quality product and superior user experience. We prioritize our customers’ needs and believe that this focus is critical for our long-term growth and expansion. We invest significant resources in product development, design and usability of our Zedge app. We beta test product enhancements extensively and closely monitor customer feedback to ensure that we meet our Zedge app’s user needs. We believe that our Zedge app’s high user ranking validates our product-oriented focus. As of July 31, 2021, our Zedge app enjoyed a lifetime average user rating of 4.6 stars out of a maximum of 5 stars in the Google Play store.

▪	Employees. We have a team of highly experienced professionals that take pride and ownership in their work product. Our diverse employee base is passionate about our Zedge app and its mission to serve as a medium for self-expression and entertainment. Our culture is founded on respect and empowerment which are critical in light of us having offices in three different countries. We strive to create an environment where our employees can be autonomous and creative.

▪	Management team. We have an experienced management team that has a deep knowledge of the mobile app landscape and is highly focused on execution. Our core management team possesses a solid understanding of the mobile app industry, product design and development, operations and monetization. Collectively, our management team has proven ability in building and scaling a business and pursuing opportunity with a manageable risk profile.

▪	Large and diverse content catalogue. Our Zedge app offers a large and diverse catalogue of content including wallpapers, ringtones, notification sounds and, more recently, video wallpapers and app icons. With artists and contributors spanning the globe, our Zedge app has assembled a vast array of content to meet the needs of its users.

▪	Technology and infrastructure. The Zedge app has a scalable technology and infrastructure that reliably serves tens of millions of MAU. We use a combination of off-the-shelf and proprietary technologies and infrastructure solutions in the Zedge app that scale efficiently to meet the needs of its large customer base.

Competition

Our Zedge app faces competition across many different fronts including:

▪	Mobile personalization products. Generally, our Zedge app competes with other developers’ mobile apps for an end-user’s screen time. More specifically, ringtones, wallpapers, notification sounds, and video are a commodity, and many smaller apps and websites offer this content both free and for a fee. We believe that our Zedge app has a competitive advantage due to its:

▪	large user base;
▪	“one-stop shop” approach which avails customers of ringtones, wallpapers, notification sounds, and video wallpapers within the same Android app;
▪	modular approach that allows the customer to selectively choose what they would like to personalize without handing over the core elements of the native operating system to a third party and overwhelming the user with a myriad of complex options;
▪	large content catalogue;
▪	proprietary recommendation engine; and
▪	market ranking and longevity.

▪	Advertisers. We face significant competition for advertising spend on our Zedge app from both digital media providers and traditional media outlets, including television, radio and print, many of which have significantly more resources than us.

▪	Content creators. There are many websites and mobile apps that focus on offering content creators an eco-system in which they can market and sell their digital art. Yet, we are not aware of many that as of July 31, 2021 had access to an embedded customer base with approximately 34 million MAU, which we believe makes our Zedge app more attractive to many content creators.

▪	Rapid-Paced and Changing World of Mobile App Development. The mobile app eco-system changes quickly and regularly with new apps capturing massive audiences competing for consumer’s time, mindshare and money. This is an ongoing competitive threat requiring us to do our best to adapt as necessary to remain relevant and meaningful.

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

To date, our Zedge app has been installed approximately 511 million times as of July 31, 2021 and has consistently ranked in the top free apps in the Google Play store in the United States. The overwhelming majority of our Zedge app’s downloads have been organic in nature without our investing in paid user-acquisition campaigns. Our Zedge app continues to serve as a low-cost user acquisition channel.

Our vision calls for utilizing our Zedge app’s digital publishing platform to not only continue being one of the world’s leading mobile personalization content apps but to also use this platform to publish new stand-alone apps that extend our value proposition in entertainment and possibly other verticals. We have engineered the platform to support an array of digital content enabling us to launch new apps with relative ease and speed. We want to capitalize on our Zedge app’s existing large install base as well as organic search traffic across the web and in the app stores as a low-cost user acquisition channel for these new entertainment apps. Our goal is to ensure that these new apps are equally valuable and viable across both Android and iOS.

If we execute our vision, we would build a network of apps which can be used for cross-promotional purposes. We identified the entertainment market as our focal point for new apps because we believe that apps in that market:

▪	generally overlap well with the demographic of our Zedge app’s existing customer base;

▪	enjoy a higher frequency of use when compared to our Zedge app enabling the potential for both a subscription and ad-based monetization model; and

▪	allow for us to attract new users who may not be interested in our Zedge app’s personalization content.

In fiscal 2020 we introduced the “Shortz – Chat Stories by Zedge” app, as a beta. It is our first foray in the entertainment vertical and is dedicated to offering “Chat Stories,” which are serialized, short-form fiction rendered in a text-message format and more recently as mini-podcasts.

Our Zedge app’s strong position as a leading platform for personalization content that consumers use to express their essence, individuality, and voice in an easy, entertaining and immersive fashion remains critical to our business. In order to maintain this position, we are concentrating our efforts on the following goals:

▪	Continue growing our Zedge app’s user base, globally. We expect to continue devoting resources to grow our Zedge app’s user base by:

▪	studying its users’ needs and enhancing our app to meet those needs;
▪	developing and offering new features and services in the Zedge app that are relevant to new users interested in personalized digital content;
▪	Investing in paid user acquisition campaigns that we believe can yield profitable customers, primarily in well-developed markets; and
▪	expanding our Zedge app’s reach by collaborating with strategic partners.

▪	Improve our Zedge app’s monetization. We will continue exploring additional monetization methods for our Zedge app, including in-app purchases, one-of-a-kind and limited-edition content, subscription models, e-commerce, new advertising products and brand sponsorships. We believe that our Zedge app’s large and expanding customer base is an attractive medium for advertisers, brands and artists and that this will result in new monetization opportunities for our Zedge app over time as well as an appealing audience to promote our new apps.

▪	Ongoing product and technology investment in our Zedge app. We plan to make continued, selected investments in product feature sets and functionalities of our Zedge app in order to both maintain its userbase and attract new users and artists and position its content contributors for optimal success in achieving their marketing and sales goals. Some of these initiatives include ongoing investment in our Zedge app’s search and discovery, content recommendations, supporting new content verticals, improving our Zedge app’s self-serve platform, and connecting creators with relevant end users via our Zedge app.

▪	Leverage first-party data and usage insights. We plan to utilize first-party data and usage insights to optimize the product by offering personalized recommendations and content feeds, improved search and content discovery, and optimized pricing.

▪	Building our Zedge app into a best-of-breed platform for artists and creators. Our goal is to build our Zedge app into a platform that artists view as prioritizing their needs ahead of other platforms and addressing all aspects of their marketing and revenue generation goals including, but not limited to, ease in managing their virtual storefront, promotion, education, reporting and distribution.

▪	Increase our marketing efforts for our Zedge app. Historically, we haven’t invested materially in marketing initiatives for our Zedge app. Going forward, we envision the need to better promote our Zedge app and to amplify our Zedge app’s value proposition to artists and individual creators. We envisage these creators and influencers and brands self-promoting their availability on our Zedge app in order to extend their reach, generating incremental income and drive more end-user traffic to our platform. Furthermore, we also plan to scale up paid user acquisition focusing on users that we believe can yield profitable customers and also continue to invest in app store optimization, search, marketing automation, social marketing and community management in order to retain and expand our Zedge app’s customer base.

▪	Diversify our revenue by developing and offering new apps. Historically, the vast majority of our revenue has been derived from our Zedge app. Without losing focus on our Zedge app, we plan to diversify our revenue by developing and offering new apps that will leverage our technology and management team. For example, in December 2019, we completed the beta launch of ‘Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS and in August of 2021 we acquired Emojipedia, the world’s leading authority dedicated to providing up to date and well-researched emoji definitions, information, and news. We expect Emojipedia will contribute to diversifying our portfolio of digital brands, revenue generators, and customer base.

▪	Selectively pursue strategic investments, partnerships and acquisitions. On a selective basis, we will look to invest in, partner with or purchase entities that can provide synergistic growth opportunities for our Zedge app and otherwise. For example, on August 1, 2021 we acquired Emojipedia, the world’s leading authority dedicated to providing up to date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards, and Emojitracker, which provides real time visualization of all emoji symbols used on Twitter. Emojipedia does not offer a mobile app and we expect to test offering their content via an in-app experience and capitalizing on our userbase base of close to 35 million monthly active users. We plan to leverage our understanding of web based businesses and the smartphone industry to pursue additional opportunities that we believe can impact our business in a materially positive fashion.

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

In January 2019, we started testing a subscription-based product on the Android version of our Zedge app, whereby users could prepay a monthly or yearly fee to remove unsolicited ads when using our Zedge app. As of July 31, 2021, we had approximately 752,000 active paid subscribers.

In December 2019, we completed the beta launch of ‘Shortz’, our new entertainment app offering serialized, short-form fiction delivered in a text-message format across both Android and iOS, focusing on users in the United States, the United Kingdom and Canada and it is now available globally.

In August 2020, Jonathan Reich was promoted to Chief Executive Officer and Yi Tsai was promoted to Chief Financial Officer.

On August 1, 2021, we acquired Emojipedia, the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards, and Emojitracker, which provides real time visualization of all emoji symbols used on Twitter.

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

We have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India and Canada and for “Tonesync” in the European Union and the United Kingdom, and “We Make Phones Personal” and “Shortz – Chat Stories by Zedge” in the United States. We also have applied for trademark protection for “Tattoo your phone” and “Zedge, Everything You” in the United States, and have obtained a copyright registration for our flagship app, Zedge. In addition, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com.

On August 1, 2021, we acquired Emojipedia. As part of this acquisition, we acquired trademark registrations for “Emojipedia” in the United States, the European Union, the United Kingdom, China and Australia, and trademark registrations for “World Emoji Day” in the United States and United Kingdom. We also acquired the following domain name registrations: www.emojipedia.com and www.emojipedia.org.

Employees

As of July 31, 2021, we had 51 full-time and 2 part-time employees.

Facilities

As a result of the COVID-19 pandemic we ceased having a physical office in the United States in 2020. Yet, we still address commercial operations including accounting and finance, and business development from the New York area. In 2021, we moved into a smaller Trondheim, Norway facility, with approximately 3,800 square feet of space, accommodates our product, design and technology teams and is under lease through March 2024. We also lease a satellite development center in Vilnius, Lithuania. Our servers are hosted in leased data centers in different geographic locations in the United States.

Item 1A. Risk Factors

Our business, operating results or financial condition could be materially adversely affected by any of the following risks associated with any one of our businesses, as well as the other risks highlighted elsewhere in this document, particularly the discussions about competition. The trading price of our Class B common stock could decline due to any of these risks.

If our digital brands including our Zedge app and Emojipedia fail to attract advertisers or if its advertisers reduce their spending with us, our revenues, profitability and prospects may be materially and adversely affected.

In fiscal 2021, approximately 80% of our revenues were generated from our Zedge app selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our ability to sell our advertising inventory. Companies that advertise with us may choose to utilize other advertising channels or may reduce or eliminate their marketing altogether for a variety of reasons, many of which are out of our control, including, without limitation, if the demand for mobile phone personalization industry declines or otherwise falls out of favor with advertisers or consumers.

If the size of the digital advertising market does not increase from current levels, or if our Zedge app and/or Emojipedia website are unable to capture and retain a sufficient share of that market, our ability to maintain or increase our current level of advertising revenues and our revenues, profitability and prospects could be materially and adversely affected.

The digital advertising market may deteriorate or develop more slowly than expected, which could materially harm our business and results of operations.

We generate substantial majority of our revenue from our Zedge app and from our Emojipedia website selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our ability to sell advertising inventory across our digital brands.

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

Further, our advertisers’ ability to effectively target their advertising to our user’s interests may be negatively impacted by the degree to which our privacy control measures that we have implemented or may implement in the future in connection with regulations, regulatory actions, the user experience, or otherwise, and our advertising revenue may decrease or otherwise be curtailed as a result. Changes to operating systems’ practices and policies, such as Apple’s deprecating the Identifier for Advertisers (“IDFA”) and Google’s expected deprecation of “tracking cookies” may also reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners. These limitations may adversely affect our advertisers’ ability to effectively target advertisements and measure their performance, which could reduce the demand and pricing for our advertising products and harm our business. As such, our digital property’s current and potential advertiser clients may ultimately find digital advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result or for other reasons.

If the market for mobile advertising deteriorates, or develops more slowly than we expect, we may not be able to increase our revenues or our revenues and profitability could decline materially.

We may not be successful in diversifying our revenue mix to reduce our significant dependence on third-party advertisers.

In fiscal 2021, approximately 80% of our revenues were generated from our Zedge app selling advertising inventory. We cannot assure you that we will be successful in diversifying our revenue mix by identifying new revenue drivers that complement our advertising-heavy business. Although we have had initial success in converting freemium users into paid subscribers, starting with zero in January 2019 and ending fiscal 2021 with approximately 752,000, there is no guarantee that we will continue growing at this pace or how many of our current subscribers will remain as paying subscribers. To date, Zedge Premium has taken longer to scale than we originally anticipated, and we have not experienced the success that we anticipated by selling print-on-demand merchandise which sells at a higher price unit price than the other digital goods that we offer. We previously thought that certain marketers would embrace our platform as a critical distribution medium enabling us to secure a recurring set of advertisers willing to pay for sponsorships, but this has not yet occurred and may not occur. Finally, Android users are prone to spend less money in apps than iOS users. Even if our new initiatives are successful with our Android users, we may not able to replicate that success on iOS, especially since we have fewer iOS users.

Our revenues may fluctuate materially due to increases and decreases of new mobile device sales, over which we have no control.

Our revenue may be materially negatively impacted by a decrease or slowdown in new mobile device sales. Demand for mobile devices correlates to installs of the Zedge app and associated usage and revenue generation.

Initially the COVID-19 pandemic has negatively impacted our Zedge app’s new user growth. New smartphone sales suffered as a result of retail business closures, negatively impacting new user growth, especially in well-developed markets. Assuming the retail business rebounds from the COVID-19 pandemic, we expect that our Zedge app’s new user growth will also recover and we will benefit accordingly but there can no assurance of such rebound or new user growth.

If new mobile device sales decrease or slowdown, our Zedge app will experience fewer installations which will negatively impact our revenue and operations.

If mobile connected devices, their operating systems or content distribution channels develop in ways that violate policies of Google Play or the App Store, prevent users from downloading our Zedge app or block advertising from being delivered to our Zedge app’s users, our ability to grow our revenues, profitability and prospects may be materially and adversely affected.

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

We rely upon third-party distribution platforms, including the Google Play store and Apple’s App Store, for distribution of our Zedge app. The Google Play store and Apple’s App Store are global application distribution platforms and the main distribution channels for our Zedge app. As such, the promotion, distribution and operation of our Zedge app are subject to the respective distribution platforms’ standard terms and policies for application developers, which are very broad and subject to frequent changes and interpretation. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers.

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

Certain material functions related to our business depend on a single supplier to carry out our business, and the inability to do business with this supplier could have a materially adverse effect on our business and financial results.

We depend on Google and its affiliated companies for multiple material functions related to our business, including advertising on our Zedge app and certain cloud services, and we expect to expand the services provided by Google in fiscal 2022. If the services of Google that we depend on were unavailable, or available only in decreased capacity or at less advantageous terms, this could result in interruptions to our ability to provide certain services, could cause reduction in service and/or quality as the function is transitioned to an alternate provider, if an alternate provider is available, or could increase our cost, which we may not be able to pass along to customers. Accordingly, any of these events could materially and negatively impact our business, our revenues, our profits, and our relationships with customers.

If technologies designed to block the display of advertisements or if in the future web browsers limit or block behavioral targeting technologies. our revenues may be adversely affected.

Our apps and Emojipedia may suffer negative consequences, including a material reduction of revenue, with mass adoption of website ad blocking technologies or other technologies that limit the ability to personalize advertisements, including, without limitation, if the price for this advertising inventory declines.

Although we had positive cash flow from operating activities and net earnings in fiscal 2021, we had previously incurred, and may once again incur, net losses and experience negative cash flow from operating activities in the future and may not be able to obtain additional capital in a timely manner or on acceptable terms, or at all.

Our net income in fiscal 2021 was $8.2 million compared to net loss of $0.6 million in and fiscal 2020. Our ability to maintain profitability and positive cash flow from operating activities depends on various factors, including but not limited to, the acceptance of our products and services by mobile phone and internet users, the growth and maintenance of our user base, our ability to maintain existing and obtain new advertisers, our ability to grow our revenues, the success of Zedge Premium and paid subscriptions, and the effectiveness of our new product initiatives, selling and marketing activities as well as control our costs and expenses. We may not be able to sustain profitability or positive cash flow from operating activities, and any such positive cash flow may not be sufficient to satisfy our anticipated capital expenditures and other cash needs. As such, we may not be able to fund our operating expenses and expenditures out of cash flows, which would require us to utilize debt or equity financing which we may not be able to secure or which we may only secure on terms that are not favorable, which, which may result in significant dilution or voluntary or involuntary dissolution or liquidation proceeding of us and a total loss of your investment.

Our limited operating history makes it difficult to evaluate our business and prospects and may increase your investment risk.

We have only a limited operating history upon which you can evaluate our business and prospects. Although we experienced impressive year-over-year revenue growth of 107% in fiscal 2021 our growth in fiscal 2020 was moderate and even declined in fiscal 2019. As part of the nascent mobile advertising industry, we will encounter risks and difficulties frequently encountered by early-stage companies in rapidly evolving industries, including the need to:

▪	maintain our reputation and build trust with our advertiser and developer clients;

▪	offer competitive pricing to both advertisers and developers;

▪	maintain and expand our network of advertising space through which we deliver mobile advertising campaigns;

▪	deliver advertising results that are superior to those that advertisers or developers could achieve directly or through the use of competing providers or technologies;

▪	continue to develop and upgrade the technologies that enable us to provide mobile advertising services;

▪	respond to evolving government regulations relating to the internet, telecommunications, privacy, direct marketing and advertising aspects of our business;

▪	identify, attract, retain and motivate qualified personnel; and

▪	manage our expanding operations.

If we do not successfully address any or all of these risks, our business, revenues and profitability could be materially adversely affected.

If we fail to maintain and enhance our various brands, or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

We believe that maintaining and enhancing our brand and reputation important to the success of our business. Historically, we have not made material investments in this effort. We believe that a well-recognized and respected brand is important to increasing the number of users and enhancing our attractiveness to advertisers and business partners. Brand recognition and enhancement may directly affect our ability to maintain our market position.

Many factors, some of which are beyond our control, are important to maintaining and enhancing our various brands and may negatively impact our brand and reputation if not properly managed, such as our ability to:

▪	maintain an easy and reliable user experience as user preferences evolve and as our brands expand into new service categories and new service lines;

▪	remain relevant to users with a plethora of other content offerings and entertainment platforms;

▪	increase brand awareness among existing and potential users, advertisers and content providers through various marketing and promotional activities;

▪	adopt new technologies or adapt its products and services to meet user needs or emerging industry standards; and

▪	distinguish it from the competition and maintain this distinction.

In the future, we may conduct various marketing and brand promotion activities to expand our brand. Some of these may require material investment. We cannot assure you, however, that these activities will be successful or that we will be able to achieve the brand promotion effect we expect. In addition, any negative publicity in relation to our mobile internet products, websites or services could harm our brand and reputation.

We have received, and expect to continue to receive, complaints from users regarding the quality of our products and services. If our users’ complaints are not addressed to their satisfaction, our reputation and our market position could be significantly harmed, which may materially and adversely affect our business, revenues and profitability.

We may not be able to continually meet our users’ demands and retain or expand our user base, and our revenues, profitability and prospects may be materially and adversely affected.

Although we constantly monitor and research our users’ demands, we may be unable to meet them on an ongoing basis or anticipate future user needs. A decrease in the number of users engaging with our products and services may have a material and adverse effect on our ability to sell advertising and on our business, financial condition and results of operations. In order to attract and retain users and remain competitive, we must continue to innovate our products and services, improve user experience, and implement new technologies and functionalities.

The internet business is characterized by constant changes, including but not limited to rapid technological evolution, continual shifts in user demands, frequent introductions of new products and services and constant emergence of new industry standards and practices. As a result, our Zedge users may leave us for our competitors’ products and services more quickly than in other sectors. Thus, our success will depend, in part, on our ability to respond to these changes in a timely and cost-effective basis, including improving and marketing our existing products and services and developing and pricing new products and services in response to evolving user needs. Our ability to successfully retain or expand our user base will depend on our ability to achieve the following, among others:

▪	anticipate and effectively respond to the growing number of internet users in general and our users in particular;

▪	attract, retain and motivate talented application designers, product managers and engineers who have experience developing personalization products or other mobile internet products and services;

▪	effectively market our existing and new mobile internet products in response to evolving user needs;

▪	develop in a timely fashion and launch new products and features, and develop and launch other internet products cost-effectively;

▪	funnel our existing users and prospects into new products that we develop, independent of our current product suite, and convert them into recurring users of these new products;

▪	successfully recruit new artists, individual creators and brands that offer their content to our Zedge app’s users;

▪	attract and retain writers and actors for Shortz;

▪	further improve our Zedge app platform to provide a compelling and optimal user experience through integration of products and services provided by existing and new third-party developers or business partners; and

▪	continue to provide quality content to attract and retain our users and advertisers.

We cannot assure you that our existing products and services, including our Zedge app and Emojipedia, will remain sufficiently popular with our users. We may be unsuccessful in adding compelling new enhancements; products and services to further diversify these product offerings. Unexpected technical, commercial or operational problems could delay or prevent the introduction of one or more of our new products or services to our users. Moreover, we cannot be sure that any of our new products and services, including Zedge Premium, our subscription offering, Shortz or Emojipedia, will achieve widespread market acceptance or generate incremental revenue the way our existing Zedge app’s products and services have. If we fail to continue to achieve sufficient user satisfaction through our products or services or if our products and services fail to meet our expectation to maintain and expand our user base, our business, results of operations and financial condition will be materially and adversely affected.

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

Zedge Premium’s gross transaction revenue has been growing slowly, but it is still too early to state with conviction that Zedge Premium will have a materially positive impact on our business. In order to do so, we still need, among other things, to:

▪	demonstrate that a critical mass of artists, individual creators and brands will offer their content to our Zedge app’s users;

▪	continue to add new premium content verticals, with ample content in each vertical, to secure end-user demand and consumption;

▪	continue to ensure that our Zedge app is building best-of-breed tools for content contributors in Zedge Premium that, amongst other things, meet their needs with respect to marketing, distribution, monetization, reporting, support, and ease of use;

▪	continue to develop a wide array of monetization mechanisms for Zedge Premium in order to optimize revenue generation;

▪	successfully market to the creative community and secure their adoption of our Zedge Premium platform as a must-have in their omnichannel distribution mix;

▪	establish that Zedge Premium can be valuable to a sufficient number of creators in achieving their marketing and monetization objectives; and

▪	continue to offer an excellent and differentiated consumer experience in Zedge Premium, including all end-user facing attributes ranging from the user interface to customer support.

If Zedge Premium fails to yield the strategic goals and objectives that we envision, our business, results of operations and financial condition will be materially and adversely affected.

Our Zedge app’s user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

Our Zedge app’s user base is heavily weighted to smartphones running the Android operating system, which constituted approximately 96% of its MAU as of July 31, 2021, and most of our revenues for fiscal 2021. Any significant downturn in the overall demand for Android smartphones or the use of Android smartphones could significantly and adversely affect the demand for our Zedge app and would materially affect our revenues.

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

Our continued success depends on our ability to grow each of the properties in our brand portfolio.

We may not be capable of growing our Zedge apps organically, attract new artists and establish cooperation with strategic partners. Our Zedge app has experienced periods of rapid growth and expansion that has placed, and continues to place, significant strain on our management and resources. We cannot assure you that these periods will recur or be sustainable. We believe that continued growth of our Zedge app will depend on our ability to develop and enhance its products and services, attract new artists and individual creators, grow its user base, retain existing users, continue developing innovative technologies in response to user demand, increase brand awareness through marketing and promotional activities, react to changes in market trends, expand into new market segments, attract new advertisers, retain existing advertisers and take advantage of the growth in the relevant markets. We cannot assure you that our Zedge app will achieve any or all of the above.

We may not be successful in increasing the number of users that engage with Emojipedia, maintain our relationship with various content partners like Google, Twitter and Apple or sustain our high rankings with the leading search engines including Google. We believe the Emojipedia’s continued success depends on our ability to invest in product initiatives like localization, provide newsworthy and value-added information and capture the changes that are taking place in the industry in a timely fashion. In the event that we are not successful in some or all of these areas we may not be able to retain our customers and advertisers.

We may need to invest in paid user acquisition in order to grow our Zedge’s customer base. However, we may not be able to secure new users at scale with a positive return on investment. Even if we can secure new profitable customers these new customers may be seasonal and/or unsustainable.

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

Our Zedge app and Emojipedia currently enjoy a global customer base. This geographic diversification may raise the level of difficulty in managing their future growth and profitability. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. In addition, we cannot assure you that we will be able to effectively manage our growth or implement our future business strategies effectively, and failure to do so may materially and adversely affect our business and results of operations.

During the past five years, we have experienced a shift in our Zedge app’s regional customer make-up with MAU increasing in the emerging markets and decreasing in the well-developed markets. In fiscal 2021, our Zedge app’s users in the emerging markets grew by 16.1% while its users in the well-developed regions declined 11.5% when compared to fiscal 2020. India comprised 25% of our MAU as of July 31, 2021. This shift has negatively impacted revenues because the well-developed markets command materially higher advertising rates when compared to those in the emerging markets. Although we are investing in reversing this trend, we may not be successful in this effort which may result in lower revenues and profitability.

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

Much of our growth in our Zedge’s app’s MAU since January 2019 is attributable to offering a paid subscription option which is weighted to securing annual prepaid subscriptions. In addition, approximately, 45% of annual subscribers have renewed their subscription for a second year while approximately 60% of those subscribers have renewed their subscription for a third year. Depending on the success of our product, the evolution of subscriptions and items beyond our control users may opt not to convert into paying subscribers and/or paying subscribers may choose not to renew their subscriptions. Either of these would adversely impact the business. During the second half of fiscal 2021, active subscription numbers were flat as new subscriptions were offset by cancellations during the period. This trend may continue into future periods.

We do not have long-term agreements with our advertisers, and we may be unable to retain existing advertisers, attract new advertisers or replace departing advertisers with advertisers that can provide comparable revenues to us, in which case our business and results of operations may be materially and adversely affected.

In fiscal 2021, approximately 80% of our revenues were generated from our Zedge app selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our ability to effectively sell and optimize our advertising inventory. Our success requires us to maintain and expand our current advertiser relationships and to develop new relationships.

Our contracts with our Zedge app’s and Emojipedia’s advertising partners generally do not include long-term obligations requiring them to purchase our inventory and are cancelable upon short or no notice and without penalty. Furthermore, the majority of our advertisers buy our inventory via third-party platforms and bidding exchanges that own the relationship with the advertiser. As a result, we may have limited visibility as to our future advertising revenue streams.

We cannot assure you that advertisers will continue to purchase our inventory, or that we will be able to replace, in a timely or effective manner, departing advertisers with new advertisers that generate comparable revenue. If one or more major advertisers representing a significant portion of our business decide to materially reduce its advertising spend with us or cease purchasing our Zedge app’s advertising inventory, our revenues and profitability could be significantly reduced.

Furthermore, MoPub, a fully owned division of Twitter, has been our ad mediation platform for the past ten years and is in the process of being purchased by AppLovin a provider of advanced tools for mobile app developers to grow their businesses by automating and optimizing the marketing and monetization of their apps. In the event that this transaction closes it is possible that MoPub’s mediation platform will be deprecated requiring us to migrate to a different mediation platform. This will not only require resource and time investment, which may slow down are ability to deliver other product initiatives but may also negatively impact the demand for and pricing of our advertising inventory.

Our products face competition in all aspects of its business. If our Zedge app fails to compete effectively or if its reputation is damaged, our business, financial condition and results of operations may be materially and adversely affected.

Although our Zedge app is currently a leading platform for smartphone personalization end Emojipedia is a leading provider for emoji related content and information, we cannot guarantee that either of these properties will be able to maintain their leadership position. Both of these properties face potential competition from other internet companies, app developers and smartphone manufacturers, and new market entrants may also emerge. If we are not able to differentiate our products from that of our competitors, drive value for our customers, and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively against our competitors. Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely harm our business. Increased competition may result in new products and offerings which may in turn require us to take actions to retain and attract our users and advertisers in such a fashion which would lower our gross margins. If we fail to compete effectively, our market share would decrease and our results from operations, revenues and profits would be materially and adversely affected.

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

If we are not able to effectively compete in any aspect of our business or if our reputation is harmed by rumors or allegations regarding our business or business practices, our overall user base may decline, making it less attractive to advertisers. We may be required to spend additional resources to further increase our brand recognition and promote our products and services, and such additional spending could adversely affect our profitability.

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

In addition to uncertainty about our ability to continue expanding and monetizing internationally, there are additional risks inherent in doing business internationally, including:

▪	tariffs, trade barriers, customs classifications and changes in trade regulations. For example, in May 2019, the United Stated banned U.S. companies from doing business with Huawei, a major smartphone manufacturer, the result of which is that our Zedge app will not be available on new Huawei phones, and in 2020 the United States threatened to ban TikTok from the U.S. market;

▪	difficulties in developing, staffing, and simultaneously managing foreign operations as a result of distance, language, and cultural differences;

▪	stringent local labor laws and regulations;

▪	strict and unclear laws around data privacy;

▪	longer payment cycles;

▪	credit risk and higher levels of payment fraud;

▪	profit repatriation restrictions and foreign currency exchange restrictions;

▪	political or social unrest, economic instability, repression, or human rights issues;

▪	geopolitical events, including natural disasters, acts of war and terrorism;

▪	import or export regulations;

▪	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

▪	antitrust and competition regulations;

▪	potentially adverse tax developments;

▪	seasonal volatility in business activity and local economic conditions;

▪	economic uncertainties relating to European sovereign and other debt;

▪	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;

▪	laws, regulations or rulings that block or limit access to our products;

▪	different, uncertain or more stringent user protection, content, data protection, privacy, intellectual property and other laws; and

▪	risks related to other government regulation, required compliance with local laws or lack of legal precedent.

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

Companies and governmental agencies may restrict access to our website or mobile apps, or the internet generally, which could lead to the loss or slower growth of our user base, in which case our business and results of operations may be materially and adversely affected.

In order to grow our business, users need to access the internet and, in particular, our digital products. Companies and governmental agencies could block access to our websites and apps or the internet generally. For example, in 2013 the Indian courts issued orders restraining internet service providers from providing access to various internet domains including ours. Access to our Zedge app through any mode was blocked in many parts of India from February 2013 until August 2019 as discussed more fully in the Legal Proceedings section below and there can be no guaranties that this will not recur or happen elsewhere. If companies or governmental entities block or limit access to our Zedge app or otherwise adopt policies restricting access to our advertiser’s products and services our business could be negatively impacted resulting in a loss or slow-down of user growth and/or revenues.

Our core values of focusing on our users and acting for the long-term may conflict with the short-term interests of our business.

One of our core values is a focus on our users’ experience, which we believe is essential to our success and serves the best, long-term interests of us and our stockholders. Therefore, we have made, in the past and/or may make in the future, significant investments or changes in strategy that we think will benefit our users, even if our decision negatively impacts our operating results in the short term. In addition, our philosophy of prioritizing our users may cause disagreements or negatively impact our relationships with advertisers or other third parties. Our decisions may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be materially harmed.

We had a material weakness in our internal control over financial reporting as of July 31, 2021, and if we fail to maintain an effective system of internal controls over financial reporting we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting which could have a negative effect on the trading price of our stock.

We are required to establish and maintain adequate internal controls over financial reporting that provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. Likewise, we are required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In this Annual Report on Form 10-K for the year ended July 31, 2021, we reported that we had a material weakness related to the valuation allowance against deferred tax assets (see Item 9A Control and Procedures in this Annual Report on Form 10-K). Notwithstanding the material weakness described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended July 31, 2021. Remediation of these weaknesses had not yet been completed, and therefore these deficiencies continued to exist as of November 3, 2021. Management and our Audit Committee will monitor remedial measures and the effectiveness of our internal controls and procedures.

While we aim to work diligently to ensure a robust internal control that is devoid of significant deficiencies and material weaknesses, given the complexity of the accounting rules, we may, in the future, identify additional significant deficiencies or material weaknesses in our disclosure controls and procedures and internal control over financial reporting. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price. See Item 9A Controls and Procedures for a further discussion of our assessment of our internal controls over financial reporting.

Although we believe that our remediation efforts will strengthen our internal controls over financial reporting and address the concern that gave rise to the material weakness as of July 31, 2021, we cannot be certain that our expanded knowledge and revised internal control practices will ensure that we maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the Securities and Exchange Commission and The New York Stock Exchange, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

In fiscal years 2020 and 2021, we did not record any contingent liabilities relating to pending litigation. When we record or revise our estimates of contingent liabilities in the future, the amount of our estimates may be inaccurate due to the inherent uncertainties relating to litigation. In addition, the outcomes of actions we institute against third parties may not be successful or favorable to us. Litigations and allegations against us may also generate negative publicity that significantly harms our reputation, which may materially and adversely affect our user base and our ability to attract publishers and advertisers. In addition to the related cost, managing and defending litigation and related indemnity obligations can significantly divert management’s and the board of directors’ attention from operating our business. We may also need to pay damages or settle the litigation with a substantial amount of cash or equity. All of these could have a material adverse impact on our business, results of operation and cash flows.

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

On July 16, 2020, rulings from the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield as a lawful means for transferring personal data from the European Economic Area, or the EEA, or the United Kingdom to the United States The court upheld that the Standard Contractual Clauses, or SCCs, can act as a valid transfer mechanism for personal data transfer, but that additional measures may be required to ensure adequate protection of personal data. To rely on SCCs, a data exporter must verify that the jurisdiction in which the data importer is based offers adequate protection for personal data. Data exporters may also need to put in place additional measures to deal with any risks associated with data transfer, such as technical controls and additional contractual obligations on how to manage onward transfers and compelled disclosures to public authorities. Undertaking such assessments and implementing additional measures could restrict our business operations and require us to incur additional costs for compliance.

Following the United Kingdom’s exit from the EU, the provisions of the EU General Data Protection Regulation 2016/679, or GDPR, have been incorporated directly into UK law as the “UK GDPR”. In practice, there is little change to the core data protection principles, rights and obligations under UK data protection law. On June 28 2021, the EU approved the United Kingdom’s adequacy decision, meaning data can continue to flow between the United Kingdom and EEA as it did prior to Brexit, in most circumstances. There is a possibility that the United Kingdom may adopt regulations that diverge from the EU and that require a different compliance regime and that carry different penalties in the event of a breach which could increase our future compliance costs.

In addition to the actual and potential changes to laws and regulations described elsewhere in these Risk Factors, compliance with privacy and data security regulations, particularly within the EU, is likely to require ongoing investment and changes in how we operate. For example, in May 2018 the EU implemented the GDPR, whose goal is to provide a uniform standard for data protection and privacy for all individuals in the EU and EEA, including both end-users and employees. GDPR compliance required us to invest a considerable amount of resources in fiscal 2018 in addition to adopting new operational procedures in order to assure ongoing compliance. In 2018, California passed the California Consumer Privacy Act, or CCPA, which is a privacy law that provides consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. Amendments to the CCPA under the California Privacy Rights Act which will take effect in 2023 expand some of the CCPA rights to residents to restrict the use of certain information. These rights may restrict our ability to use personal information in connection with our business operations. The CCPA also provides a private right of action for security breaches. Colorado and Virginia have passed privacy bills similar to the CCPA which will go into effect in 2023. Washington, Massachusetts and other states have introduced privacy bills and the U.S. Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance. While we carefully consider the compliance mandates of the GDPR and CCPA, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

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

In many, but not all, territories outside of the United States there are laws similar to the DMCA which exempt us from copyright infringement liability that may arise due to hosting user-uploaded materials. In some countries, particularly in Europe and the APAC region, these laws are being readjusted and new - at times burdensome - constraints are being imposed onto service providers.

In June 2019, the European Union’s Directive on Copyright in the Digital Single Market, or the Directive, came into effect, and each of the European Union’s member were supposed to have implemented the Directive by June 2021. To date seven EU Member States (including Germany, the Netherlands, Croatia, Malta, France, Italy and Hungary).

Directive Article 17 removes the shield of the current ‘hosting exemption’, enshrined in the E-Commerce Directive, and replaces it with a principle of full liability where “online content sharing service providers” (“OCSSPs”) are concerned. This means that OCSSPs will be liable for copyright-protected material uploaded by users and must obtain authorization (i.e., a licence) from the relevant rightsholders. However, Article 17 effectively creates a new liability exemption regime for OCSSPs (albeit a more onerous one than is currently provided by the E-Commerce Directive) under which OCSSPs will not be liable for the copyright-protected works that they communicate to the public provided that they cooperate with rightholders by:

▪	making best efforts to obtain the necessary authorization (i.e., a licence);

▪	expeditiously taking down or disabling access to content upon receiving a sufficiently substantiated notice to do so by rightholders (i.e., similar to the existing ‘notice and take-down’ requirements);

▪	making best efforts to prevent future uploads of content in respect of which they have received a notice from rightholders pursuant to the previous requirement (i.e., a ‘notice and stay down’ requirement); and

▪	making best efforts, in accordance with high industry standards of professional diligence, to ensure the unavailability of specific works in respect of which rightsholders have provided the ‘relevant and necessary information’.

The article also extends any licenses granted to OCSSPs to their users, as long as those users are not acting “on a commercial basis”.

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

Our future success depends, in part, on our ability to aggregate and host compelling content and deliver that content to our users via our products. We achieve this when users upload their own user-generated content to our Zedge app, when artists, individual creators and brands upload their licensed content to our Zedge app, or when we create content or enter into business partnerships with content owners and distribute this content on our Zedge app. For Shortz, we typically commissioning the content by paying a small upfront fee and sharing in the future revenues with the author of that content. In Emojipedia’s case, we usually receive new emojis from the content owner while paying authors to write articles on our blog.

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

We may be subject to intellectual property infringement claims or other allegations, which could require us to pay substantial statutory penalties or other damages and fines, remove relevant content, enter into license agreements which may not be available on commercially reasonable terms or could result in our being barred from third-party distribution platforms, which could harm our business and competitive position.

There may be owners of technology patents, copyrights, trademarks, trade secrets and content, who assert claims against us. If a claim of infringement is brought against us, we may be required to pay substantial penalties or other damages and fines, remove relevant content, enter into license agreements that may not be available on commercially reasonable terms or at all or be barred from any of the third-party distribution platforms. Even though the allegations or claims could be baseless, our defense against any of these allegations or claims would be both costly and time-consuming and could significantly divert the efforts and resources of our management and other personnel.

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

In August of 2018 we opened a development center in Vilnius, Lithuania in order to diversify our talent pool with a qualified and more affordable talent base. If we are unable to recruit and retain well qualified candidates at an attractive rate or manage them well, our business will struggle to meet its development goals and objectives. We were successful in ramping up the recruitment and hiring in fiscal 2020 and ended the fiscal year with a team of 16 engineers product managers, operations professionals and designers. In August 2020, we moved to a serviced office space which provides maximum flexibility during the pandemic. In March 2021 our Trondheim, Norway office executed a new lease for a smaller location which we moved into in April. In fiscal 2021 we adopted a “remote-first” work policy that enables employees to work from home unless they are needed in the office. This policy has been well received by employees.

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

We regard our trademarks, service marks, patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and patent law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary right. As of July 31, 2021, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com. In addition, we have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India, and Canada and for “Tonesync” in the European Union and the United Kingdom, and “We Make Phones Personal” and “Shortz – Chat Stories by Zedge” in the United States, and have obtained a copyright registration for our flagship app, Zedge. In addition, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com.

On August 1, 2021, we acquired Emojipedia. As part of this acquisition, we acquired trademark registrations for “Emojipedia” in the United States, the European Union, the United Kingdom, China and Australia, and trademark registrations for “World Emoji Day” in the United States and United Kingdom. We also acquired the following domain name registrations: www.emojipedia.com and www.emojipedia.org.

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

Our service and hosting providers may experience downtime from time to time, which may negatively affect our brand and user perception of the reliability of our service. Any scheduled or unscheduled interruption of our Zedge app could result in an immediate, and possibly substantial, loss of revenues. Although we seek to reduce the possibility of disruptions or other outages, our websites and apps may be disrupted by problems relating either to our own technology or third-party technology that is used for them. Our systems may be vulnerable to damage or interruption from telecommunication failures, power loss, computer attacks or viruses, earthquakes, floods, fires, terrorist attacks and similar events. Parts of our system are not fully redundant or backed up, and our disaster recovery planning may not be sufficient for all eventualities. Despite any precaution we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in the availability of our products. Any interruption in the ability of users to access our websites or apps could reduce our future revenues, harm our future profits, subject us to regulatory scrutiny and lead users to seek alternative internet mobile products.

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

In October 2021 AppLovin a provider of advanced tools for mobile app developers to grow their businesses by automating and optimizing the marketing and monetization of their apps announced that subject to regulatory approval that they were purchasing MoPub, a fully owned division of Twitter. MoPub has been our ad mediation platform for the past ten years. In the event that this transaction closes it is possible that MoPub’s mediation platform will be deprecated requiring us to migrate to a different mediation platform. This will not only require resource and time investment, which may slow down are ability to deliver other product initiatives but may also negatively impact the demand for and pricing of our advertising inventory potentially resulting in lower revenue.

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

When one uses our products and services, including our Zedge app, we may collect both personally identifiable and non-personally identifiable data about the user. This may include but is not limited to the user’s name, telephone number, email address, web cookies, Facebook and other login credentials, phone model, operating system, location, Android Advertising ID, the collection of apps running on the user’s mobile device as well as information relating to their interaction with advertisements appearing within our products. Often we use some of this data to provide a better experience for the user by delivering both relevant content and advertisements. In addition, we use some of this data for advertising reporting purposes.

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

Concerns about products with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could damage our reputation and results of operations. We apply strict management and protection of user-provided data and only use this data as described in our Privacy Policy and Terms of Service. While we strive to comply with our Privacy Policy as well as all applicable data protection laws and regulations, including GDPR and soon to be the CCPA, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, and could damage our reputation. User and regulatory attitudes towards privacy are evolving, and future regulatory or user concerns about the extent to which personal information is used or shared with advertisers or others may adversely affect our ability to share certain data with advertisers, which may limit certain methods of targeted advertising. In addition, new regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations or proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation) could result in us having to change our business practices, increase our costs and adversely affect our business. For instance, U.S. courts have begun to define a level of reasonable security that is required when maintaining personal information, and such requirements could both increase our cost of operations and subject us to liability for failure to maintain such levels of security.

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

For example, between December 14, 2020 and January 26, 2021, we sold 761,906 shares of our Class B common stock at an average price of $6.5625 per share for total proceeds of $5 million in a registered “At-the-Market” offering through National Securities Corp. and H.C. Wainwright & Co, LLC as sales agents. We intend to use the net proceeds from this offering for general corporate purposes including organic and other growth initiatives.

In addition, on March 16, 2021, we filed a prospectus supplement with the Securities and Exchange Commission which contemplates the sale, for a gross aggregate sale price of up to $10,000,000, of shares of our Class B common stock, from time to time in “At-The-Market” offerings pursuant to an At Market Issuance Sales Agreement with National Securities Corporation and Maxim Group LLC dated as of March 16, 2021. Through June 11, 2021, we sold 663,686 shares at an average price of $15.0674 per share for total proceeds of $10 million in this offering. We intend to use the net proceeds from this offering for general corporate purposes including organic and other growth initiatives.

Any such equity financing could occur at prices below, or well below, the then-current trading price of our Class B common stock, which would further exacerbate the ownership interests of our stockholders.

We are exposed to fluctuations in foreign currency exchange rates.

We have significant operations in Europe that are denominated in foreign currencies, primarily the Norwegian Kroner and Euro, subjecting us to foreign currency risk. The strengthening or weakening of the U.S. Dollar versus these currencies impacts the expenses generated in these foreign currencies when converted into the U.S. Dollar. In fiscal 2021 and fiscal 2020, we recorded a loss of $2,000 and $152,000, respectively, from foreign currency movements relative to the U.S. Dollar. Included in these amounts were losses from hedging activities of $18,000 and $218,000 in fiscal 2021 and fiscal 2020, respectively. While we regularly enter into transactions to hedge portions of our foreign currency exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

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

Initially the COVID-19 pandemic negatively impacted our Zedge app’s new user growth. New smartphone sales suffered as a result of retail business closures, negatively impacting new user growth, especially in well-developed markets. Assuming the retail business rebounds from the COVID-19 pandemic, we expect that our Zedge app’s new user growth will also recover and we will benefit accordingly but there can no assurance of such rebound or new user growth. If new mobile device sales decrease or slowdown, our Zedge app will experience fewer installations which will negatively impact our revenue and operations.

In addition, in response to the spread of COVID-19, many of our employees have had to work from home which may negatively impact productivity and innovation. More generally, the COVID-19 outbreak has adversely affected economies and financial markets globally, which could decrease technology spending and adversely affect demand for our products.

As of July 31, 2021, we had not experienced significant adverse impacts to our results of operations, financial condition, or cash flows. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

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

The trading price of the shares of our Class B common stock may be volatile, and purchasers of our Class B common stock could incur substantial losses.

Our stock price could be volatile. The stock market in general and the market for mobile internet companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Class B common stock at or above the price paid for the shares. The market price for our Class B common stock may be influenced by many factors, including:

▪	actual or anticipated variations in quarterly operating results;

▪	changes in financial estimates by us or by any securities analysts who might cover our stock;

▪	conditions or trends in our industry;

▪	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, internet or media industries;

▪	announcements by us or our competitors of new product or service offerings, significant acquisitions;

▪	strategic partnerships or divestitures;

▪	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

▪	changes to regulations including but not limited to, data privacy, and copyrighted content;

▪	capital commitments;

▪	additions or departures of key personnel; and

▪	sales of our Class B common stock common stock, including sales by our directors and officers or specific stockholders.

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

Michael Jonas is our majority stockholder, Executive Chairman, Chairman of the Board and a director, and, as of October 25, 2021, has voting power over 1,862,498 shares of our Class B common stock (which includes 524,775 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 1,337,723shares of our Class B common stock), representing approximately 57.7% of the combined voting power of our outstanding capital stock. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

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

Item 2. Properties

Our principal executive office was located in a leased premise comprising approximately 500 square feet of space in New York City, which lease was terminated on July 15, 2020. We have moved to a virtual office because our staffs have been working remotely because of the COVID-19 pandemic. This location housed commercial operations including sales, accounting and finance, and business development. Effective April 1, 2021, the Company moved its main office in Trondheim, Norway with 11,600 square feet of office space to a 4,900 square foot facility. We also lease a satellite development centers in Vilnius, Lithuania. Our servers are hosted in leased data centers in different geographic locations in the United States. These data centers are owned and maintained by a third-party data center provider.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class B Common Stock

Our Class B common stock is quoted on the NYSE American stock exchange under the trading symbol ZDGE. Trading commenced on the NYSE American on June 1, 2016. On November 5, 2021, the last sales price reported on the NYSE American for our Class B common stock was $11.27 per share.

On November 5, 2021, there were 280 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. As of November 5, 2021, all shares of Class A common stock are beneficially owned by Michael Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2021, and which is incorporated by reference herein.

Recent Sales of Unregistered Securities

We filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-3 (the “Form S-3”) on November 30, 2020 which became effective on December 4, 2020 to facilitate capital raising. The Form S-3 registered the issuance and sale by us of Class B common stock or related securities for gross proceeds to us of up to $20 million. On November 30, 2020, we engaged National Securities Corp. and H.C. Wainwright & Co, LLC (the “Sales Agents”) to act as our exclusive co-Sales Agents in connection with the Company’s “At-The-Market” offering of shares of our Class B common stock up to $5 million. We filed a Prospectus Supplement (supplementing the Prospectus included in the Form S-3) on December 9, 2020 and contemporaneously entered into an At The Market Offering Agreement with the Sales Agents, pursuant to which we sold 761,906 shares at an average price of $6.5625 per share for total proceeds of $5 million. In connection with this offering, we incurred a total issuance costs of $215,000. We intend to use the net proceeds from this offering for working capital and other general corporate purposes.

On March 16, 2021, we filed a prospectus supplement with the SEC which contemplates the sale, for a gross aggregate sale price of up to $10,000,000, of shares of our Class B common stock, from time to time in “At-The-Market” offerings pursuant to an At Market Issuance Sales Agreement with National Securities Corporation and Maxim Group LLC, dated as of March 16, 2021, pursuant to which we sold 663,686 shares at an average price of $15.0674 per share for total proceeds of $10 million. In connection with this offering, we incurred a total issuance costs of $350,000. We intend to use the net proceeds from this offering for working capital and other general corporate purposes.

We received proceeds of approximately $873,000 from the exercise of stock options in fiscal 2021 for which we issued 559,840 shares of our Class B common stock.

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

Issuer Repurchases of Equity Securities

Our Board of Directors authorized a buyback program, effective December 1, 2021, of up to 1.5 million shares of our Class B common stock.

On October 21, 2020, we purchased 12,005 shares of our Class B common stock from former Freeform employees for $17,528 in connection with the vesting of restricted stock.

On August 1, 2020, we purchased 5,625 shares of our Class B common stock from our employees for $8,044 in connection with the vesting of deferred stock units.

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

We operate a state-of-the-art digital publishing platform that powers Zedge Ringtones and Wallpapers, available in the Google Play store and App Store, which offers an easy, entertaining and immersive way for end-users to engage with its rich and diverse catalogue of wallpapers, video wallpapers, ringtones, notification sounds on Android and wallpapers, video wallpapers, ringtones and custom icon packs on iOS. We secure our content from amateur and professional artists, and also from emerging and major brands. Artists have the ability to easily launch a virtual storefront in our Zedge app where they can market and sell their content to our user base. That same platform powers an entertainment app called “Shortz – Chat Stories by Zedge”, which is focused on serialized, short-form, fiction stories, as a beta that runs on Zedge’s publishing platform. Over the past year, we have been expanding our content catalogue, started testing audio versions of a selected number of stories, materially improved our ability to measure all types of engagement within the app, and invested a modest budget in paid user acquisition. Finally, in August of 2021, we acquired Emojipedia, the leading source of all things emoji.

Our Zedge app has been installed approximately 511 million times, and at July 31, 2021, boasted approximately 34.4 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge app during the final 30 days of the relevant period. Our Zedge app has consistently ranked as one of the most popular free apps in the Google Play store in the United States. Historically, we have not made a material investment in paid user acquisition for our Zedge app.

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

In March 2018, we launched Zedge Premium, a marketplace within our Zedge app where professional creators and brands market, distribute and sell their digital content to our consumers. At launch, Zedge Premium was a “walled garden” – a separate section of the app which users needed to proactively choose to enter. In 2021, we embedded Zedge Premium content throughout the app making it far more prominent. We also introduced a new content type on iOS: custom icon packs. Over time, we expect that Zedge Premium will contribute to a virtuous cycle whereby it drives new consumers into our Zedge app resulting in more artist payouts, which in turn makes the platform more attractive for artists and brands looking to expand their reach and increase their income.

In January 2019, we started offering freemium Zedge app Android users the ability to convert into paying subscribers for, amongst other things, the ability to remove unsolicited advertisements from our Zedge app. As of July 31, 2021, we had approximately 752,000 active subscribers. In fiscal 2022, we expect to launch subscriptions on iOS.

In December 2019, we completed the beta launch of ‘Shortz’ our new entertainment app offering serialized, short-form fiction delivered in a text-message format and more recently as audio productions across both Android and iOS, and focusing on users in the United States, the United Kingdom and Canada and it is now available globally. New stories are added to the app each week, and as the content catalog expands, we are regularly improving content discovery in order to guide users to the stories that will most interest them and improve engagement.

On August 1, 2021, we acquired Emojipedia, the world’s leading authority dedicated to providing up to date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards, and Emojitracker, which provides real time visualization of all emoji symbols used on Twitter. Emojipedia receives approximately 50 million monthly page views and has approximately 9 million monthly active users of which approximately 50% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a voting member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Facebook and Twitter.

Over the past several years, our Zedge app has experienced a continuing decline in its MAU as well as a shift in the regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of July 31, 2021, users in emerging markets represented 75% of our MAU compared to 70% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets. In the fourth quarter of fiscal 2021, users in emerging markets grew by 16.1% while users in well-developed economies declined by 11.5% when compared to the same period in fiscal 2020. As of July 31, 2021, approximately 42% of our Zedge app’s user base was located in North America (20%) and Europe (including Eastern Europe, 22%), compared with 50% (North America, 24% and Europe 26%) as of July 31, 2020. The remaining 58% of the user base was primarily located in emerging markets with 25% located in India.

MAU growth is tightly coupled with new user growth. Historically, our relatively high ranking in the Google Play store has been one of the primary drivers for securing new users. Although still an important factor, we now also dedicate resources to growth initiatives, both organic and paid. In fiscal 2022, we expect to increase our paid user acquisition spend while monitoring results to ensure that the investment is yielding a positive return on investment. With time, we believe that we can change our growth dynamic in well-developed markets. Aside from targeted growth initiatives, we need to continually improve the core user experience, test different mechanisms and content verticals that may spur growth and capitalize on the role that Zedge Premium artists can have on driving new users into the Zedge platform.

The COVID-19 pandemic has impacted our Zedge app’s new user growth. According to Gartner, a leading research and advisory company, new smartphone sales declined 10.5% in calendar year 2020 as a result of the pandemic, negatively impacting new user growth, especially in well-developed markets. As of September 1, 2021, Gartner reported that worldwide smartphone sales grew by 10.8% year over year in the second quarter of calendar year 2021 despite supply constraints relating to COVID-19 component shortages and production disruptions; however, it is still unclear what the impact on user growth will be as vaccines become more available globally and as precautions like social distancing start to wane. The pandemic and measures implement to promote social distancing had a modest positive impact on user engagement.

During the quarter and fiscal year ended July 31, 2021, we generated approximately 81% and 80%, respectively, of our revenues from selling our Zedge app’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge app because of its sizable user base.

In our Zedge Premium marketplace, the content owner sets the price and the user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching a rewarded video or taking a survey. Alternatively, users can buy Zedge Credits via an in-app purchase. If a user purchases Zedge Credits, Google Play or App Store keeps up to 30% of the purchase price with the remainder being paid to us. When a user purchases Zedge Premium content, the artist or brand receives 70% of the actual value of the Zedge Credits used to buy the content item as a royalty and we retain the remaining 30% as our fee, which we recognize as revenue. As Zedge Premium matures and expands, we expect to also diversify our revenue source mix.

In January 2019, we started offering paid subscriptions to our Android users which amongst other things removed unsolicited advertisements from our Zedge app. During the first 12 months after a customer’s sign up for the subscription-based product, Google retains up to 30% as a fee, which decreases to 15% from month 13 and beyond. As of July 31, 2021, we had approximately 752,000 active subscribers, 90% of which had subscribed on an annual basis. Since inception in January 2019, subscriptions have generated approximately $6.7 million in gross revenue.

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

During the Post-Implementation/Operation Stage, we expense training costs and maintenance costs as incurred. However, upgrades and enhancements, defined as modifications to existing internal-use software that result in additional functionality (modifications to enable the software to perform tasks that it was previously incapable of performing, normally requiring new software specifications and perhaps a change to all or part of the existing software specifications) are treated as though they were new projects, and are assessed utilizing the same stages and criteria on a project-by-project basis. As such, internal costs incurred for upgrades and enhancements are expensed or capitalized based on the requirements noted above, while costs incurred for maintenance are expensed as incurred. These projects are tracked individually, such that the beginning and ending of the capitalization can be appropriately established, as well as the amounts capitalized therein.

Amortization of these costs is included in depreciation and amortization in the Statement of Comprehensive Income (Loss).

Revenue Recognition.

We generate revenue from three sources: (1) Advertising; (2) Paid Subscriptions and (3) Zedge Premium and Other. The substantial majority of our revenue is generated from selling our advertising inventory (“Advertising Revenue”) to advertising networks and advertising exchanges, and through direct arrangements with advertisers. Our monthly and annual subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from our Android Zedge app although we are working on adding additional capabilities to subscriptions including offering subscriptions to iOS Zedge App users. In Zedge Premium, we retain 30% as fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium.

Advertising Revenue: We generates the bulk of our revenue from selling our Zedge app’s advertising inventory to advertising networks and advertising exchanges and direct sales to advertisers.

▪	Advertising Networks. An advertising network is a third-party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.

▪	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.

▪	Direct Sales to Advertisers. In prior periods, we sold, and we currently retain the ability to sell, advertising directly to advertisers through contractual relationships. These relationships historically offered higher than average pricing than realized from sales via advertising networks or advertising exchanges. We had no direct sales of advertising during fiscal 2021 and have no current expectation that this will represent a material portion of our sales in the near term.

We recognize advertising revenue as advertisements are delivered to users through impressions or ad views (depending on the terms agreed upon with the advertiser). For in-app display ads, in-app offers, engagement advertisements and other advertisements, our performance obligation is satisfied over the life of the relevant contract (i.e., over time), with revenue being recognized as advertising units are delivered. The advertiser may compensate us on a cost-per-impression, cost-per-click, or cost-per-action basis.

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

Zedge Premium: Zedge Premium is our marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits (ranging from 500 credits for $0.99 to 14,000 credits for $19.99), Google Play or iTunes retains up to 30% of the purchase price as its fee. When a user purchases Zedge Premium content, the artist or brand receives 70% of the actual revenue (“Royalty Payment”) and the Company receives the remaining 30%, which is recognized as revenue.

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

We generally report our advertising revenue net of amounts due to agencies and brokers because we are not the primary obligor in the relevant arrangements, we do not finalize the pricing, and we do not establish or maintain a direct relationship with the advertiser. Any advertising arrangements that are directly between us and advertisers would be recognized on a gross basis equal to the price paid to us by the customer since we are the primary obligor and we determine the price. Any third-party costs related to such direct relationships are recognized as direct cost of revenues.

We report subscription revenue gross of the fee retained by Google Play, as the subscriber is our customer in the contract and we control the service prior to the transfer to the subscriber.

Goodwill

Goodwill is deemed to have an indefinite life and is not amortized. Goodwill is reviewed annually (or more frequently under certain conditions) for impairment using a fair value approach. We perform our annual or interim goodwill impairment test by comparing the fair value of the relevant reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, we consider income tax effects from any tax-deductible goodwill on the carrying amount of our reporting unit when measuring the goodwill impairment loss, if applicable. We estimate the fair value of our reporting unit using the market approach.

We have the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, we may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

For our annual impairment tests in fiscal years 2021 and 2020, our estimated fair value exceeded our carrying value, therefore, no impairment charge was required. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting unit prove to be incorrect, we may be required to record impairment of goodwill in future periods and such impairment could be material.

RECENT ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

Recently issued accounting standards not yet adopted by us are more fully described in Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

COVID

The COVID-19 pandemic has resulted in public health responses including travel bans, restrictions, social distancing requirements, and shelter-in place orders, which have negatively impacted our business, operations and financial performance. While we saw a significant decrease in advertising spend when the pandemic became global in March 2020, our daily advertising revenue has experienced a strong recovery since July 2020 through July 2021.

We responded quickly and decisively to the challenges presented by the pandemic in order to ensure the long-term continuity of our service. Initially, we shifted resources and priorities and focused on streamlining our back-end infrastructure and specifically redesigning our content management system in order to better control costs while simultaneously establishing a scalable foundation for new growth initiatives, even at the expense of new product initiatives. At the outset of the pandemic, we instituted a hiring freeze which has subsequently been relaxed and we are starting to invest in new products, features, and enhancements. We grew our headcount by 36% from 39 at July 31, 2020 to 53 at July 31, 2021, mostly in engineering, product and design to execute on our product development roadmap.

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

As of July 31, 2021 MAU, was up 7.8% year over year primarily attributed to higher user engagement. Over the past several years, we have experienced a continuing shift in the regional customer make-up with MAU in emerging markets (particularly India) representing an increasing portion of our user base. As of July 31, 2021, users in emerging markets represented 75% of our MAU compared to 70% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets.

ARPMAU was up 76.3% for the three months ended July 31, 2021 when compared to the same period a year ago, pointing to progress we have made in generating more value from our users, particularly from subscriptions.

	Three months ended July 31,
(in millions, except ARPMAU)	2021	2020
MAU	34.4	31.9
Developed Markets MAU	8.5	9.6
Emerging Markets MAU	25.9	22.3
Emerging Markets MAU/Total MAU	75%	70%

ARPMAU	$0.0501	$0.0284

RESULTS OF OPERATIONS

The following table set forth our consolidated statements of operations data for the fiscal year ended July 31, 2021 compared to the fiscal year ended July 31, 2020:

(in thousands)			Change
Fiscal year ended July 31,	2021	2020	$	%
Revenues	$19,569	$9,470	$10,099	106.6%
Direct cost of revenues	1,194	1,195	(1)	-0.1%
Selling, general and administrative	9,311	7,110	2,201	31.0%
Depreciation and amortization	1,261	1,568	(307)	-19.6%
Income (loss) from operations	7,803	(403)	8,206	nm
Interest and other income, net	245	11	234	2,127.3%
Net loss resulting from foreign exchange transactions	(2)	(152)	150	-98.7%
Provision for (benefit from) income taxes	(202)	15	(217)	nm
Net income (loss)	$8,248	$(559)	$8,807	nm

nm-not meaningful

The following table sets forth the composition of our revenues for the fiscal years ended July 31, 2021 and 2020:

	Fiscal Year Ended
	July 31,		Changes	% of total Revenue
	2021	2020	YoY	FY ‘21	FY ‘20
	(in thousands)
Advertising revenue	$15,741	$7,410	112%	80%	78%
Paid subscription revenue	3,311	1,599	107%	17%	17%
Other revenues	517	461	12%	3%	5%
Total Revenues	$19,569	$9,470	107%	100%	100%

Advertising revenue. Advertising revenue increased 112% from $7.4 million in fiscal 2020 to $15.7 million in fiscal 2021 primarily due to improvements in our ad stack and higher advertising rates.

Paid subscription revenue. We rolled out a subscription-based product on Android in January 2019, whereby users of our Zedge app can pay a monthly or annual fee to remove unsolicited ads when using our Zedge app. In general, pricing of our monthly subscriptions in the US is $0.99 per month and $4.99 for yearly subscription with different pricing for users in other countries. Google Play processes subscription prepayment on Zedge’s behalf, and retains up to 30% as its fee. We generated $3.8 million and $2.4 million in gross prepaid subscription sales consisting of both monthly and annual subscriptions for the fiscal years ended July 31, 2021 and 2020 respectively. We expect that, based on research and testing we undertake, from time to time, the prices of our subscription in each country/region may change and we may test other plan and price variations.

The following table summarizes subscription revenue for the fiscal years ended July 31, 2021 and 2020.

	As of/Years Ended		% Change
	7/31/21	7/31/20	FY’21 vs FY’20
	(in thousands, except revenue per subscriber and percentages)
Revenues	$3,311	$1,599	$1,712	107%
Active subscriptions net additions	248	370	(122)	-33%
Active subscriptions at end of period	752	504	248	49%
Average active subscriptions	678	304	374	123%
Average monthly revenue per active subscription	$0.41	$0.43	$(0.02)	-5%

Zedge Premium. We completed the initial rollout of Zedge Premium in March 2018 to a segment of our Android user base and we expanded it to 100% of our Android user base in January 2019. In fiscal 2021, gross transaction value (the total sales volume transacting through the platform), or “GTV,” and net revenue generated from Zedge Premium were $945,000 and $509,000, respectively. In fiscal 2020, GTV and net revenue generated from Zedge Premium were $728,000 and $459,000 respectively. Net revenue includes breakage related to expired Zedge Credits.

We continue to focus on topline growth strategy by testing new monetization drivers including a variety of ad units, in-app purchases of Zedge Credits, our virtual currency. as well as certain growth initiatives such as new content vertical in our app and/or new app. Additionally, we may pursue synergistic acquisitions from time to time to complement organic growth, although we can provide no assurance that any such acquisitions will be consummated.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Fiscal year ended July 31,		Change
(in thousands)	2021	2020	FY’21 vs. FY’20
Direct cost of revenues	$1,194	$1,195	$(1)	-0.1%
As a percentage of revenues	6.1%	12.6%

Direct cost of revenues decreased by 0.1% in fiscal 2021 to $1.194 million from $1.195 million in fiscal 2020, primarily attributable to the residual savings from the migration of our backend infrastructure to cloud-based providers.

As a percentage of revenue, direct cost of revenues in fiscal 2021 were 6.1% as compared to 12.6.% in fiscal 2020 due primarily to the 107% increase of our revenue in fiscal 2021.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, facilities, marketing, content acquisition costs, consulting, professional fees, software licensing (“SaaS”) and public company related expenses.

	Fiscal year ended July 31,		Change
(in thousands)	2021	2020	FY’21 vs. FY’20
Selling, general and administrative	$9,311	$7,110	$2,201	31.0%
As a percentage of revenues	47.6%	75.1%

SG&A expenses increased $2.2 million or 31.0 % in fiscal 2020 to $9.3 million from $7.1 million in fiscal 2020. This increase was primarily attributable to compensation costs resulting from additional headcount, higher professional and consulting fees and higher marketing fees we pay to Google for subscription sales, offset by reductions in discretionary expenses such as rent and travel expenses.

Our headcount totaled 53 as of July 31, 2021 compared to 39 as of July 31, 2020, with the majority of our employees currently based in Lithuania.

SG&A expenses also included non-cash stock-based compensation expense of $523,000 and $402,000 in fiscal 2021 and 2020, respectively. We also opted to use Class B common stock to pay a portion of our Board of Directors’ compensation and to fund 401(k) matching contributions that aggregated to $129,000 and $90,000 in fiscal 2021 and 2020, respectively. See Note 12 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our stock-based compensation.

Depreciation and amortization. Depreciation and amortization expense consists mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our mobile app service.

	Fiscal year ended July 31,		Change
(in thousands)	2021	2020	FY’21 vs. FY’20
Depreciation and amortization	$1,261	$1,568	$(307)	-19.6%
As a percentage of revenues	6.4%	16.6%

Depreciation and amortization expense decreased $0.3 million or 19.6 % in fiscal 2020 to $1.3 million from $1.6 million in fiscal 2020. The comparison of depreciation and amortization expenses in any given periods can be attributed to the number of projects being amortized during those periods, as we removed fully amortized projects and added newly completed projects in the amortization pool.

Interest and other income, net. The increase in interest and other income, net in fiscal 2021 when compared to fiscal 2020 was primarily due to the PPP loan forgiveness of $218,000 in fiscal 2021. See Note 17 to the Consolidated Financial Statements in this Annual Report for further details.

	Fiscal year ended July 31,		Change
(in thousands)	2021	2020	FY’21 vs. FY’20
Interest and other income, net	$245	$11	$234	2127.3%
As a percentage of revenues	1.3%	0.1%

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our currency hedging activities.

	Fiscal year ended July 31,		Change
(in thousands)	2021	2020	FY’21 vs. FY’20
Net loss resulting from foreign exchange transactions	$(2)	$(152)	$(150)	-98.7%
As a percentage of revenues	0.0%	-1.6%

In fiscal 2021 and 2020, we incurred losses of $18,000 and $218,000, respectively, from NOK and EUR hedging activities.

Provision for (benefit from) income taxes. During fiscal 2021, we had pretax income of about $8 million which enabled us to utilize all the federal NOL carry forward and portions of the NOL carry forward from states and other foreign jurisdiction. Combined with the release of the valuation allowance of $477,000, this resulted in an income tax benefit of $202,000 for the fiscal year ended July 31, 2021, an effective income tax of (2.5%).

	Fiscal year ended July 31,		Change
(in thousands)	2021	2020	FY’21 vs. FY’20
Provision for (benefit from) income taxes	$(202)	$15	$(217)	nm
As a percentage of revenues	-1.0%	0.2%

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

LIQUIDITY AND CAPITAL RESOURCES

General

At July 31, 2021, we had cash and cash equivalents of $24.9 million and working capital (current assets less current liabilities) of $23.4 million. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months ending July 31, 2022. During fiscal 2021, we raised $15 million through sales of equity in At the Market offerings. We also maintain a revolving line of credit of up to $2.0 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the twelve months ended July 31, 2021 and 2020:

	Fiscal year ended July 31,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$10,130	$2,122
Investing activities	(5,479)	(759)
Financing activities	15,101	2,169
Effect of exchange rate changes on cash and cash equivalents	45	(30)
Increase in cash and cash equivalents	$19,797	$3,502

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities increased $8.0 million to $10.1 million in fiscal 2021 from $2.1 million in fiscal 2020, primarily attributable to the higher revenues generated from our service offerings, primarily advertising and paid subscription revenue.

Investing Activities

On August 1, 2021, we acquired Emojipedia for up to $7.0 million including initial cash payment of $4.8 million, with the balance to be determined based on an incentive structure linked to EBITDA generated from emojipedia.org during the four month period following the closing of the acquisition and paid out on the six-month and twelve month anniversaries of the closing. Given the closing occurred on Sunday, we deposited $4.8 million into an escrow account on July 30, 2021 which was classified as other assets on our balance sheet as of July 31, 2021. See Note 19 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Cash used in other investing activities in fiscal 2021 and fiscal 2020 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

Between December 14, 2020 and January 26, 2021, we sold 761,906 shares of our Class B common stock at an average price of $6.5625 per share for total proceeds of $5 million in a registered “At the Market” offering through National Securities Corp. and H.C. Wainwright & Co, LLC as sales agents. In connection with this offering, total issuance costs were $215,000. We intend to use the net proceeds from this offering for general corporate purposes including organic and other growth initiatives.

On March 16, 2021, we filed a prospectus supplement with the SEC which contemplates the sale, for a gross aggregate sale price of up to $10,000,000, of shares of our Class B common stock, from time to time in “at-the-market offerings” pursuant to an At Market Issuance Sales Agreement with National Securities Corporation and Maxim Group LLC dated as of March 16, 2021. Through June 11, 2021 we sold 663,686 shares at an average price of $15.0674 per share for total proceeds of $10 million in this offering. Total issuance costs were $350,000. We intend to use the net proceeds from this offering for general corporate purposes including organic and other growth initiatives.

In August 2020, we obtained a loan of $181,000 to finance about 82% of our directors’ and officers’ liability and cyber liability insurance policies, at an annual percentage interest rate of 3.89% to be repaid over nine equal monthly installments of $20,490 starting from September 1, 2020. This loan was repaid in full as of July 31, 2021.

On April 22, 2020, we received $218,000 in proceeds from a PPP loan from Western Alliance Bank, which was administered by the Small Business Administration and established under the CARES Act. On November 25, 2020, we submitted the PPP Loan Forgiveness Application Form 3508EZ and on May 21, 2021, we were notified that such application for the loan forgiveness has been approved and the loan, including accrued interest, has been deemed satisfied in full by the Small Business Administration to Western Alliance Bank. Please see Note 17 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

We received proceeds of $873,261 from the exercise of stock options in fiscal 2021 in connection with which we issued 559,840 shares of our Class B common stock. We received proceeds of $11,571 from the exercise of stock options in fiscal 2020 in connection with which we issued 86,197 shares of our Class B common stock.

We maintain a credit facility of up to $2.0 million provided by Western Alliance Bank which is more fully described in Note 15 to the Consolidated Financial Statements included in Item 8 of this annual report on Form 10-K.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivables were $2.5 million and $1.4 million at July 31, 2021 and 2020 respectively. Our cash collections in fiscal 2021 and fiscal 2020 were $18.4 million and $9.2 million, respectively.

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

In the fiscal year ended July 31, 2021, three customers represented 30%, 22% and 12% of the Company’s revenue, and in the fiscal year ended July 31, 2020, two customers represented 29% and 26% of the Company’s revenue. At July 31, 2021, two customers represented 37% and 28% of the Company’s accounts receivable balance and at July 31, 2020, two customers represented 35% and 32% of the Company’s accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Smaller reporting companies are not required to provide the information required by this item.

OFF-BALANCE SHEET ARRANGEMENTS

At July 31, 2021, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2021 other than the restatement as disclosed below.

Consideration of Restatement

In light of the restatement discussed in Note 1 to the consolidated financial statements included in Item 1 to Part I of the Quarterly Report on Form 10-Q/A filed on November 5, 2021, our principal executive and principal financial officers reevaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021, including whether the error identified was the result of a material weakness in our internal control over financial reporting. As part of this assessment, we reconsidered whether our existing disclosure controls and procedures over the evaluation of the valuation allowance against deferred tax assets, which has been outsourced to an outside accounting firm since fiscal 2018, were operating effectively. Based on this assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures related to the valuation allowance were not effective as of July 31, 2021. We are considering remedial actions and expect to implement them in the near future.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2021. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2021. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was not effective due to the existence of the material weakness as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the material weakness described below, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Deficiency in our Internal Control Over Financial Reporting

Based on an evaluation of the effectiveness of the design and operation of its controls and procedures conducted by the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has concluded that, due to the below material weakness in financial reporting, these controls and procedures were not effective as of July 31, 2021.

We have identified the following material weakness in our controls:

▪	Management review controls related to the valuation allowance against deferred tax assets were not effective.

Remediation

The Company’s management plans to take steps to remediate the material weakness identified above and improve internal control over financial reporting. Remediation of these weaknesses had not yet been completed, and therefore these deficiencies continued to exist as of November 5, 2021. Management and our Audit Committee will monitor remedial measures and the effectiveness of our internal controls and procedures. Notwithstanding the material weakness described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-K fairly present, in all material respects, our financial condition and results of operations as of and for the year ended July 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Michael Jonas –Executive Chairman

Directors

Michael Jonas, Chairman of the Board

Howard Jonas, Vice Chairman of the Board

Mark Ghermezian

Elliot Gibber

Paul Packer

Gregory Suess

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2021, and which is incorporated by reference herein.

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

Item 11. Executive Compensation

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2021, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2021, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2021, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2021, and which is incorporated by reference herein.

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

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

▪	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

▪	may apply standards of materiality that differ from those of a reasonable investor; and

▪	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

(b)	Exhibits.

Exhibit Number	Description of Exhibits

3.1(1)	Third Amended and Restated Certificate of Incorporation of Zedge, Inc.

3.2(2)	Second Amended and Restated By-Laws of Zedge, Inc.

4.2(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1(4)	2016 Stock Option and Incentive Plan, as Amended and Restated

10.2(1)	Transition Services Agreement

10.3(1)	Tax Separation Agreement

10.4(5)	Google Services Agreement between Zedge, Inc. and Google, Inc., dated June 18, 2014

10.5(6)	Marketplace for Premier Publishers Agreement between Zedge, Inc. and MoPub, Inc., dated February 20, 2013

10.6(6)	Zedge Holdings, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated on November 1, 2011

10.7(1)	Form of ISO Stock Option Agreement

10.8(1)	Form of Nonqualified Stock Option Agreement

10.9(1)	Form of Restricted Stock Agreement

10.10(7)	At Market Issuance Sales Agreement among Zedge, Inc. and National Securities Corporation and H.C. Wainwright & Co., LLC, dated December 9, 2020.

21.01*	Subsidiaries of the Registrant

23.01*	Consent of Mayer Hoffman McCann CPAs, The New York Practice of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed June 1, 2016.

(2)	Incorporated by reference to Form 10-K, filed October 28, 2019

(3)	Incorporated by reference to Form 10-K/A, filed December 9, 2020.

(4)	Incorporated by reference to the Schedule 14A, filed November 21, 2019.

(5)	Incorporated by reference to Form 10-12G/A, filed April 25, 2016.

(6)	Incorporated by reference to Form 10-12G/A, filed May 20, 2016.

(7)	Incorporated by reference to Form 8-k, filed December 9, 2020.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEDGE, INC.

By:	/s/ Jonathan Reich
Jonathan Reich Chief Executive Officer

Date: November 9, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Jonathan Reich	Chief Executive Officer	November 9, 2021
Jonathan Reich	(Principal Executive Officer)

/s/ Yi Tsai	Chief Financial Officer	November 9, 2021
Yi Tsai	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Michael Jonas	Director	November 9, 2021
Michael Jonas

/s/ Howard S. Jonas	Director	November 9, 2021
Howard S. Jonas

/s/ Mark Ghermezian	Director	November 9, 2021
Mark Ghermezian

/s/ Elliot Gibber	Director	November 9, 2021
Elliot Gibber

/s/ Paul Packer	Director	November 9, 2021
Paul Packer

/s/ Gregory Suess	Director	November 9, 2021
Gregory Suess

Zedge, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zedge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zedge, Inc. (the “Company”) as of July 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

November 9, 2021

ZEDGE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

July 31,	2021	2020
Assets
Current assets:
Cash and cash equivalents	$24,908	$5,111
Trade accounts receivable, net of allowance of $0 at July 31, 2021 and 2020	2,545	1,407
Prepaid expenses	111	123
Other current assets	49	113
Total current assets	27,613	6,754
Property and equipment, net	1,980	2,584
Goodwill	2,262	2,196
Deferred tax assets, net	477	-
Other assets	5,145	471
Total assets	$37,477	$12,005
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$585	$290
Accrued expenses and other current liabilities	1,771	1,210
Deferred revenues	1,821	1,338
Total current liabilities	4,177	2,838
Loans Payable	-	218
Other liabilities	145	64
Total liabilities	4,322	3,120
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at July 31, 2021 and 2020	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 13,923 shares issued and 13,865 shares outstanding at July 31, 2021, and 11,788 shares issued and 11,749 ouststanding at July 31, 2020	139	118
Additional paid-in capital	41,664	25,725
Accumulated other comprehensive loss	(997)	(1,085)
Accumulated deficit	(7,554)	(15,802)
Treasury stock, 58 shares at July 31, 2021 and 40 shares at July 31, 2020, at cost	(102)	(76)
Total stockholders’ equity	33,155	8,885
Total liabilities and stockholders’ equity	$37,477	$12,005

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

Year ended July 31,	2021	2020
Revenues	$19,569	$9,470
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	1,194	1,195
Selling, general and administrative	9,311	7,110
Depreciation and amortization	1,261	1,568

Income (loss) from operations	7,803	(403)
Interest and other income, net	245	11
Net loss resulting from foreign exchange transactions	(2)	(152)
Income (loss) before income taxes	8,046	(544)
Provision for (benefit from) income taxes	(202)	15
Net income (loss)	8,248	(559)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	88	(100)
Total other comprehensive income (loss)	88	(100)
Total comprehensive income (loss)	$8,336	$(659)

Income (loss) per share attributable to Zedge, Inc. common stockholders:
Basic	$0.63	$(0.05)
Diluted	$0.59	$(0.05)
Weighted-average number of shares used in calculation of income (loss) per share:
Basic	13,156	11,126
Diluted	14,038	11,126

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance - July 31, 2019	525	$5	9,876	$99	$23,131	$(985)	$(15,243)	$(47)	$6,960
Net proceeds from sales of Class B Common Stock	-	-	1,734	17	2,092	-	-	-	2,109
Exercise of stock options	-	-	86	1	11	-	-	-	12
Stock-based compensation	-	-	66	1	450	-	-	-	451
Stock issued for matching contributions to the 401(k) Plan			26	-	41	-	-	-	41
Purchase of treasury stock	-	-	-	-	-	-	-	(29)	(29)
Foreign currency translation adjustment	-	-	-	-	-	(100)	-	-	(100)
Net loss	-	-	-	-	-	-	(559)	-	(559)
Balance - July 31, 2020	525	5	11,788	118	25,725	(1,085)	(15,802)	(76)	8,885
Net proceeds from sales of Class B Common Stock	-	-	1,426	14	14,421	-	-	-	14,435
Exercise of stock options	-	-	560	6	867	-	-	-	873
Stock-based compensation	-	-	142	1	612	-	-	-	613
Stock issued for matching contributions to the 401(k) Plan	-	-	7	-	39	-	-	-	39
Purchase of treasury stock	-	-	-	-	-	-	-	(26)	(26)
Foreign currency translation adjustment	-	-	-	-	-	88	-	-	88
Net income	-	-	-	-	-	-	8,248	-	8,248
Balance - July 31, 2021	525	$5	13,923	$139	$41,664	$(997)	$(7,554)	$(102)	$33,155

See accompanying notes to consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended July 31,	2021	2020

Operating activities
Net income (loss)	$8,248	$(559)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,261	1,568
Stock-based compensation	652	492
Deferred income taxes	(477)	-
PPP loan forgiveness	(218)	-
Change in assets and liabilities:
Trade accounts receivable	(1,138)	(274)
Prepaid expenses and other current assets	257	247
Other assets	232	(55)
Trade accounts payable and accrued expenses	830	(118)
Deferred revenue	483	821
Net cash provided by operating activities	10,130	2,122
Investing activities
Deposit made to escrow account related to the Emojipedia acquisition	(4,776)	-
Capitalized software and technology development costs and purchase of equipment	(653)	(759)
Investment in SAFE	(50)	-
Net cash used in investing activities	(5,479)	(759)
Financing activities
Proceeds from sales of Class B Common Stock	15,000	2,250
Payment of issuance costs	(565)	(141)
Proceeds from PPP loan payable	-	218
Repayment of insurance premium loan payable	(181)	(141)
Proceeds from exercise of stock options	873	12
Purchase of treasury stock in connection with restricted stock vesting	(26)	(29)
Net cash provided by financing activities	15,101	2,169
Effect of exchange rate changes on cash and cash equivalents	45	(30)
Net increase in cash and cash equivalents	19,797	3,502
Cash and cash equivalents at beginning of year	5,111	1,609
Cash and cash equivalents at end of year	$24,908	$5,111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$1	$1
Cash payments made for interest expenses	$3	$3
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note payable issued for insurance premium financing	$181	$-

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Zedge, Inc. (the “Company”) operates a state-of-the-art digital publishing platform that powers Zedge Ringtones and Wallpapers, available in the Google Play store and App Store, which offers an easy, entertaining and immersive way for end-users to engage with our rich and diverse catalogue of wallpapers, video wallpapers, ringtones, notification sounds on Android and wallpapers, video wallpapers, ringtones and custom icon packs on iOS. The Company secures its content from amateur and professional artists, and also from emerging and major brands. Artists have the ability to easily launch a virtual storefront in the Company’s Zedge app where they can market and sell their content to the Company’s user base. That same platform powers an entertainment app called “Shortz – Chat Stories by Zedge”, which is focused on serialized, short-form, fiction stories, as a beta that runs on the Company’s publishing platform. Over the past year, the Company has been expanding its content catalogue, started testing audio versions of a selected number of stories, materially improved its ability to measure all types of engagement within the app, and invested a modest budget in paid user acquisition. In August of 2021, the Company acquired Emojipedia, the leading source of all things emoji. The Company conducts business as a single operating segment.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2021 refers to the fiscal year ended July 31, 2021).

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

COVID-19 Impact on Financial and Operational Results

The COVID-19 pandemic has caused, and continues to cause, widespread economic disruption impacting the Company in a number of ways, most notably, with a significant decrease in global advertising spend in the third quarter of fiscal 2020, followed by a rebound in the following five consecutive quarters. The Company expects the extent of the impact on its financial and operational results will continue to depend on the duration and severity of the economic disruption caused by the COVID-19 pandemic, including demand for new phones sales worldwide - a driver of new installs of the Company’s flagship app.

As of July 31, 2021, the Company had $24.9 million of cash and cash equivalents, including a net of $14.4 million raised from the previously announced “at-the-market” offering of shares of the Company’s Class B common stock (see Note 18). The Company has developed certain contingency plans to preserve liquidity if such actions become necessary due to worsening economic conditions, including, among others, those related to the COVID-19 pandemic. At the current time, the Company does not believe taking such actions would be prudent nor does it expect to need to take such actions based on its current forecasts. The Company believes that its existing cash and cash equivalents, together with cash generated by operations will be sufficient to meet its working capital and capital expenditure requirements for the foreseeable future when accounting for the ill effects of the COVID-19 pandemic.

The Company considered the impacts of the COVID-19 pandemic on its significant estimates and judgments used in applying its accounting policies in fiscal 2021 and 2020. In light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to its estimates and judgments could result in a meaningful impact to its financial statements in future periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

The Company generates revenue from three sources: (1) Advertising; (2) Paid Subscriptions and (3) Zedge Premium and Others. The substantial majority of the Company’s revenue is generated from selling its advertising inventory (“Advertising Revenue”) to advertising networks, advertising exchanges, and direct arrangements with advertisers. The Company’s monthly and yearly subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from its Android Zedge app although the Company is working on adding additional capabilities to subscriptions including offering subscriptions to iOS Zedge App users. In Zedge Premium, the Company retains 30% as fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium.

Advertising Revenue: The Company generates the bulk of its revenue from selling its Zedge app’s advertising inventory to advertising networks and advertising exchanges and direct sales to advertisers.

▪	Advertising Networks. An advertising network is a third-party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.

▪	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.

▪	Direct Sales to Advertisers. In prior periods, we sold, and we currently retain the ability to sell, advertising directly to advertisers through contractual relationships. These relationships historically offered higher than average pricing than realized from sales via advertising networks or advertising exchanges. We had no direct sales of advertising during fiscal 2021 and have no current expectation that this will represent a material portion of our sales in the near term.

The Company recognize advertising revenue as advertisements are delivered to users through impressions or ad views (depending on the terms agreed upon with the advertiser). For in-app display ads, in-app offers, engagement advertisements and other advertisements, the Company’s performance obligation is satisfied over the life of the relevant contract (i.e., over time), with revenue being recognized as advertising units are delivered. The advertiser may compensate the Company on a cost-per-impression, cost-per-click, cost-per-action basis.

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

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances. In the fiscal year ended July 31, 2021, three customers represented 30%, 22% and 12% of the Company’s revenue, and in the fiscal year ended July 31, 2020, two customers represented 29% and 26% of the Company’s revenue. At July 31, 2021, two customers represented 37% and 28% of the Company’s accounts receivable balance and at July 31, 2020, two customers represented 35% and 32% of the Company’s accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Direct Cost of Revenues

Direct cost of revenues for the Company consists of fees paid to third parties that provide the Company with internet hosting, content serving and filtering, and marketing automation services. Such costs are charged to expense as incurred.

Long-Lived Assets

Property and equipment is recorded at cost and depreciated on a straight-line basis over its estimated useful lives, which range as follows: capitalized software and technology development costs—3 years; and other—5 years. Other is comprised of furniture and fixtures, office equipment, video conference equipment, computer hardware and computer software.

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

Capitalized Software and Technology Development Costs

The Company accounts for capitalized software and technology development costs in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) ASC 350-40. These costs consist of internal development costs on various projects that the Company invested in specific to the various platforms on which the Company operates its service that are capitalized during the application development stage. Capitalized software and technology development costs are included in property and equipment, net and are amortized over the estimated useful life of the software, generally three years. All ordinary maintenance costs are expensed as incurred.

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

The Company’s estimated fair value exceeded its carrying value in Step 1 of the Company’s annual impairment tests as of May 1st for the fiscal years ended July 31, 2021 and 2020. The Company concluded that no goodwill impairment existed in the fiscal years ended July 31, 2021 and 2020. The Company uses the market approach for its Step 1 analysis.

Investments

From time to time, when opportunities present themselves, the Company considers strategic investments in privately-held companies. The Company’s investment at July 31, 2021, is a simple agreement for future equity (SAFE) in which the Company receives the right to receive equity at some later date. Investments in SAFE’s are carried at cost due to insufficient observable market inputs to determine fair value. The Company adjusts the carrying value of its investments to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on investments, realized and unrealized, are recognized in interest and other income, net in the consolidated statements of Comprehensive Income (Loss).

The Company periodically evaluates the carrying value of the investments, when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investment to assess whether impairment losses shall be recorded using Level 3 inputs. This investment includes the Company’s holding that is not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the private company, the amount of cash that the privately-held company has on-hand, the ability to obtain additional financing and overall market conditions in which the private company operates or based on the price observed from the most recent completed financing.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Fiscal Year Ended July 31,
(in thousands)	2021	2020
	(in thousands)
Basic weighted-average number of shares	13,156	11,126
Effect of dilutive securities:
Stock options	784	-
Non-vested restricted Class B common stock	66	-
Deferred stock units	32	-
Diluted weighted-average number of shares	14,038	11,126

The following shares were excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive:

Fiscal Year Ended July 31,
(in thousands)	2021	2020

Stock options	31	1,227
Non-vested restricted Class B common stock	-	105
Deferred stock units	-	61
Shares excluded from the calculation of diluted earnings per share	31	1,393

For fiscal 2020, the diluted earnings per share equals basic earnings per share because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock and deferred stock units would have been anti-dilutive.

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

Derivative Instruments – Foreign Exchange Forward Contracts

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, primarily the U.S. Dollar – Norwegian Krone (“NOK”) and Euro (“EUR”) exchange rates. The Company’s risk management policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate exposure. Foreign currency derivative activities are subject to the management, direction and control of the executive management. Foreign exchange forward contracts are recognized on the consolidated balance sheet at their fair value in “Other current assets” or “Accrued expenses and other current liabilities”, and changes in fair value are recognized in “Net loss resulting from foreign exchange transactions” in the consolidated statements of Comprehensive Income (Loss).

Functional Currency

The U.S. Dollar is the Company’s functional currency. The functional currencies for the Company’s subsidiaries that operate outside of the United States are NOK for Zedge Europe AS and EUR for Zedge Lithuania UAB which is a wholly-owned subsidiary of Zedge Europe AS, which are the currencies of the primary economic environments in which they primarily expend cash. The Company translates assets and liabilities denominated in foreign currencies to U.S. Dollars at the exchange rate in effect as of the financial statement date, and translates accounts from the statements of Comprehensive Income (Loss) using the weighted average exchange rate for the period. Gains or losses resulting from foreign currency translations are recorded in “Accumulated other Comprehensive Income (Loss)” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses including gains and losses from currency exchange rate changes related to intercompany receivables and payables are reported in “Net loss resulting from foreign exchange transactions” in the accompanying consolidated statements of Comprehensive Income (Loss).

Allowance for Credit Losses

The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Bad debts are written-off upon final determination that the trade accounts will not be collected.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity and are excluded from net income (loss). The Company’s other comprehensive income (loss) and accumulated other Comprehensive Income (Loss) are comprised principally of foreign currency translation adjustments.

Operating and Finance Leases

The Company has operating leases primarily for office space. The determination of whether an arrangement is a lease or contains a lease is made at inception by evaluating whether the arrangement conveys the right to use (“ROU”) an identified asset and whether the Company obtains substantially all of the economic benefits from and has the ability to direct the use of the asset. Operating leases are included in other assets, accrued expenses and other current liabilities, and other liabilities, on the Company’s consolidated balance sheets. The Company does not have any finance leases.

Leases with a term greater than one year are recognized on the Consolidated Balance Sheet in the line items cited above. The Company has elected not to recognize leases with terms of one year or less on the Consolidated Balance Sheets. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Recently Adopted Accounting Standards

In June 2016, FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13) which changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The Company adopted this new accounting standard on August 1, 2020, and the adoption did not have a material impact on the Company’s financial statements and related disclosures.

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

Note 2—Revenue

Disaggregation of Revenue

The following table summarizes revenue by type of monetization mechanisms of the Zedge app for the periods presented:

	Fiscal Year Ended
	July 31,
	2021	2020
	(in thousands)
Advertising revenue	$15,741	$7,410
Paid subscription revenue	3,311	1,599
Other revenues	517	461
Total Revenues	$19,569	$9,470

Contract Balances

Deferred revenues

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of July 31, 2021, the Company’s deferred revenue balance related to subscriptions was approximately $1,603,000, representing approximately 752,000 active subscribers. As of July 31, 2020, the Company’s deferred revenue balance related to subscriptions was approximately $1,169,000, representing approximately 504,000 active subscribers which was recognized during fiscal 2021.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users redeem Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of July 31, 2021, and 2020, the Company’s deferred revenue balance related to Zedge Premium was approximately $218,000 and $169,000, respectively.

Total deferred revenues increased $483,000 from $1,338,000 at July 31, 2020 to $1,821,000 at July 31, 2021, primarily due to the Company’s increased subscriptions sales as discussed above.

Significant Judgments

The advertising networks and advertising exchanges to which the Company sell its inventory track and report the impressions to Zedge and Zedge recognizes revenues based on these reports. The networks and exchanges base their payments off of those reports and Zedge independently compares the data to each of the client sites to validate the imported data and identify any differences. The number of impressions delivered by the advertising networks and advertising exchanges is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

Practical Expedients

The Company expenses the fees retained by Google Play related to the subscriptions revenue when incurred because the duration of the contracts for which the Company pay commissions are less than one year. These costs are included in the selling, general and administrative expenses of the Consolidated Statements of Comprehensive Income (Loss).

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)		Level 3 (3)	Total
	(in thousands)
July 31, 2021
Assets:
Foreign exchange forward contracts	$-	$		$-	$-

Liabilities:
Foreign exchange forward contracts	$-		$54	$-	$54

July 31, 2020
Assets:
Foreign exchange forward contracts	$-		$10	$-	$10

Liabilities:
Foreign exchange forward contracts	$-		$-	$-	$-

Fair Value of Other Financial Instruments

The Company’s other financial instruments at July 31, 2021 and 2020 included trade accounts receivable, trade accounts payable, and other loan payable. The carrying amounts of the trade accounts receivable, trade accounts payable, and other loans payable approximated fair value due to their short-term nature.

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

The outstanding contracts at July 31, 2021 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Aug-21	200,000	1,683,215
Sep-21	200,000	1,683,275
Oct-21	200,000	1,683,515
Nov-21	200,000	1,683,755

Total	$800,000	6,733,760

Settlement Date	U.S. Dollar Amount	EUR Amount
Aug-21	250,000	206,873
Sep-21	250,000	206,753
Oct-21	250,000	206,616
Nov-21	250,000	206,463

	$1,000,000	826,705

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

July 31, (in thousands)		2021	2020
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$-	$10
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$54	$-

The effects of derivative instruments on the consolidated statements of Comprehensive Income (Loss) were as follows:

Amount of Loss Recognized on Derivatives Year ended July 31, (in thousands)		2021	2020
Derivatives not designated or not qualifying as hedging instruments	Location of Loss Recognized on Derivatives
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$(18)	$(218)

Note 5—Property and Equipment

Property and equipment consisted of the following:

July 31, (in thousands)	2021	2020
Capitalized software and technology development costs	$7,845	$7,246
Other	372	324
	8,217	7,570
Less accumulated depreciation and amortization	(6,237)	(4,986)
Total	$1,980	$2,584

Depreciation and amortization expense pertaining to property and equipment was $1.3 million and $1.6 million for the fiscal years ended July 31, 2021 and 2020, respectively.

Note 6—Goodwill

The Company’s goodwill related to an acquisition made in a prior period and is carried on the balance sheet of Zedge Europe AS.

The table below reconciles the change in the carrying amount of goodwill for the period from July 31, 2019 to July 31, 2021:

(in thousands)

Balance at July 31, 2019	$2,266
Foreign currency translation adjustments	(70)
Balance at July 31, 2020	2,196
Foreign currency translation adjustments	66
Balance at July 31, 2021	$2,262

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses consist of the following:

July 31,
(in thousands)	2021	2020
Accrued vacation	$424	$392
Accrued income taxes payable	264	-
Accrued payroll taxes	291	274
Accrued payroll and bonuses	374	132
Operating lease liability	86	232
Derivative liability	54	-
Due to artists	246	136
Other	32	44
Total accrued expenses and other current liabilities	$1,771	$1,210

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

Note 10— Leases

The Company has operating leases primarily for office space. Effective April 1, 2021, the Company moved its main office in Trondheim, Norway with 11,600 square feet of office space to a 4,900 square foot facility. There were nine months left on the lease agreement for the old office space and the Company recognized $14,000 gain as a result of the lease termination. As of March 31, 2021 the Company recorded $281,000 in ROU assets and the same amount for the lease liabilities for the new lease which has a three year term.

The following table presents the lease-related assets and liabilities for leases recorded on the Consolidated Balance Sheet (in thousands) as of July 31, 2021 and 2020:

	As of July 31,
	2021	2020
Operating leases:
Other assets	$243	$317

Other current liabilities	$86	$232
Other liabilities	145	64
Total operating lease liabilities	$231	$296

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of July 31, 2021 and 2020:

	As of July 31,
	2021	2020
Weighted average remaining lease term:
Operating leases	2.67 years	1.42 years
Weighted average discount rate:
Operating leases	1.00%	5.00%

Future minimum lease payments under non-cancellable leases at July 31, 2021 are as follows (in thousands):

Years ending July 31,	Operating Leases
2022	$88
2023	96
2024	50
Total future minimum lease payments	234
Less imputed interest	3
Total	$231

As of July 31, 2021, the Company did not have any leases that have not yet commenced that create significant rights and obligations.

Note 11—Income Taxes

The components of income (loss) before income taxes are as follows:

Fiscal year ended July 31,
(in thousands)	2021	2020
Domestic	$7,629	$(630)
Foreign	417	86
Income (loss) before income taxes	$8,046	$(544)

Provision for (benefit from) income taxes consisted of the following:

Fiscal year ended July 31,
(in thousands)	2021	2020
Current:
Foreign	$30	$14
Federal	239	-
State	6	1
Total current expense	275	15
Deferred:
Foreign	(44)	-
Federal	(253)	-
State	(180)	-
Total deferred expense	(477)	-
Provision for (benefit from) income taxes	$(202)	$15

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows:

Fiscal year ended July 31,
(in thousands)	2021	2020
U.S federal income tax (benefit) at statutory rate	$1,690	$(114)
State tax (net of federal benefit)	5	29
Change in valuation allowance	(1,601)	13
Foreign tax rate differential	(10)	(6)
Other	(286)	93
Provision for (benefit from) income taxes	$(202)	$15

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) contains a provision which subjects a U.S parent of a foreign subsidiary to current U.S. tax on its global intangible low-taxed income (“GILTI”). The GILTI income is eligible for a deduction, which lowers to effective tax. The Company will report the tax impact of GILTI as a period cost when incurred. Accordingly, the Company is not providing deferred taxes for basis differences expected to reverse as GILTI.

U.S Companies are eligible for a deduction that lowers the effective tax rate on certain foreign income. This regime is referred to as the Foreign-Derived Intangible Income deduction (“FDII”).

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

July 31, (in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$502	$1,783
Reserves and accruals	163	185
Stock-based compensation	156	242
Net deferred tax assets	821	2,210
Less valuation allowance	(344)	(2,210)
Total deferred tax assets	$477	$-

At July 31, 2021 and 2020, the Company had available U.S. federal net operating loss (“NOL”) carryforwards from domestic operations of approximately $0 and $5.6 million, respectively, to offset future taxable income. At July 31, 2021 and 2020, the Company had available U.S. state NOL carryforwards from domestic operations of approximately $5.3 and $5.9 million, respectively, to offset future taxable income. The state NOL carryforwards will begin to expire in 2036. At July 31, 2021 and 2020, the Company had available Norwegian NOL carryforwards of approximately $201,000 and $433,000, respectively, to offset future taxable income.

Due to its recent and projected financial performance, the Company believes that it is more-likely-than-not that substantially all of the deferred tax assets except certain state net operating losses and capital loss carryforward will be realized. Therefore, the Company has released the valuation allowance on deferred tax assets other than those stated above. The change in the valuation allowance is as follows:

Fiscal year ended July 31, (in thousand)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2021
Reserves deducted from deferred income taxes, net:
Valuation allowance	$2,210	$-	$(1,866)	$ 344
2020
Reserves deducted from deferred income taxes, net:
Valuation allowance	$2,197	$13	$-	$2,210

At July 31, 2021 and 2020, the Company did not have any unrecognized tax benefits and did not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date. In the fiscal years ended July 31, 2021 and 2020, the Company recorded no interest and penalties on income taxes. At July 31, 2021 and 2020, there was no accrued interest included in income taxes payable.

The Company currently remains subject to examinations of its U.S. tax returns as follows: U.S. federal tax return for fiscal 2018 to fiscal 2020, state and local tax returns generally for fiscal 2018 to fiscal 2020 and foreign tax returns generally for fiscal 2019 to fiscal 2020.

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

Note 12—Stock-Based Compensation

2016 Stock Option and Incentive Plan

The Company adopted the Zedge, Inc. 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”). The 2016 Incentive Plan is intended to provide incentives to executive officers, employees, directors and consultants of the Company. Incentives available under the 2016 Incentive Plan include restricted stock, deferred stock unit, stock options and stock appreciation rights. The 2016 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors.

In November, 2020, the Company’s Board of Directors amended the Company’s the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 250,000 shares to an aggregate of 1,521,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 11, 2021. At July 31, 2021, there were 212,000 shares of Class B Stock available for awards under the 2016 Incentive Plan.

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

In the fiscal years ended July 31, 2021 and 2020 there were $105,000 and $0, respectively, income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

Stock Options

The Company’s option awards generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant and are pursuant to individual written agreements. Grants generally vest over a three-year or four -year period. Certain option agreements provide for accelerated vesting of options upon the effective date of an initial public offering or a change in control of the Company.

In fiscal years 2021 and 2020, the Compensation Committee approved equity grants of options to purchase 188,849 and 207,996 shares respectively of the Company’s Class B common stock to various executives, consultants and employees, vesting mostly over a three-year or four-year period. Unrecognized compensation expense related to these grants were $774,000 and $265,000 in fiscal 2021 and 2020 respectively based on the estimated fair value of the options on the grant dates.

In fiscal 2021, the Company received proceeds of $873,261 from the exercise of stock options for which the Company issued 559,840 shares of its Class B common stock. In fiscal 2020, the Company received proceeds of $11,571 from the exercise of stock options for which the Company issued 86,197 shares of its Class B common stock.

The Company cancelled or forfeited options grants of 13,000 shares and 126,000 shares in fiscal 2021 and fiscal 2020 respectively primarily due to employee resignations or layoffs.

The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model (“BSM”) and the assumptions in the following table. Expected volatility is based on historical volatility of the Company’s Class B common stock. The Company uses the simplified method to estimate the expected term of the stock-based payments granted due to the limited history of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company used the following weighted average assumptions in its BSM pricing model:

Fiscal year ended July 31,	2021	2020
Expected term	6.0 years	6.0 years
Volatility	92.3%	82.9%
Risk free interest rate	0.7%	1.6%
Dividends	—	—

The following represents option activity for the fiscal years ended July 31, 2021 and 2020, including options granted prior to our separation from our former parent in a spin-off on June 1, 2016 and options granted under the 2016 Incentive Plan adopted on June 2, 2016:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2019	1,231	$1.60	6.32	$642
Granted	208	1.82
Exercised	(86)	0.13
Cancelled / forfeited	(126)	1.35
Outstanding at July 31, 2020	1,227	$1.76	5.95	$402
Granted	189	5.40
Exercised	(560)	1.56
Cancelled / forfeited	(13)	1.48
Outstanding at July 31, 2021	843	$2.72	6.76	$10,657
Exercisable at July 31, 2021	548	$1.95	5.59	$7,351

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the periods indicated:

July 31, (in thousands except per share amounts)	2021	2020
Weighted average grant date fair value of options granted	$4.09	$1.28
Intrinsic value of options exercised	3,978	109
Fair value of awards vested	135	197

At July 31, 2021, there was $774,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock

In fiscal 2021, the Compensation Committee and the Corporate Governance Committee of our Board of Directors approved a grant of 92,593 restricted shares of the Company’s Class B Common Stock to our Executive Chairman Michael Jonas. Mr. Jonas agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2021 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2021 budget. The grant was made at that time because the milestones previously set were achieved. These shares shall vest in equal amounts on February 7, 2022, 2023 and 2024.These shares had an aggregate grant date fair value of $350,000 which is being amortized on a straight-line basis over the vesting period.

In fiscal 2021, the Compensation Committee approved a grant of 10,619 restricted shares of Class B Common Stock to each of Mr. Elliot Gibber and Mr. Howard Jonas which were fully vested upon grant. These shares had an aggregate grant date fair value of $30,000 and have been fully amortized accordingly.

In fiscal 2020, the Company granted 30,534 restricted shares of its Class B common stock, which vested over a six-month period, to its interim Chief Executive Officer at a grant date fair value of $1.97 per share. The Company also granted 1,411 restricted shares of its Class B common stock, which vested over three years, to Chairman of the Board at a grant date fair value of $1.97 per share.

In fiscal 2021, the Company granted 10,869 restricted shares of its Class B common stock, which vested immediately, to its non-employee Board of Directors at an average grant date fair value of $8.22 per share. In fiscal 2020, the Company granted 34,066 restricted shares of its Class B common stock, which vested immediately, to its non-employee Board of Directors at an average grant date fair value of $1.41 per share. These shares were awarded pursuant to the non-employee Board of Director’s semi-annual grant.

At July 31, 2021, there were 127,300 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2021, there was $288,000 of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 2.4 years.

In fiscal 2021 and fiscal 2020, the Company purchased 12,005 shares and 18,441 shares respectively of Class B Stock from certain employees for $18,000 and $29,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock

The following represents restricted shares activity for the fiscal years ended July 31, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock award as of July 31, 2019	195,375	$2.33
Granted	31,945	1.97
Vested	(122,192)	2.26
Forfeited	-	-
Non-vested stock award as of July 31, 2020	105,128	2.30
Granted	113,831	3.34
Vested	(91,659)	2.24
Forfeited	-	-
Non-vested stock award as of July 31, 2021	127,300	$3.27

Deferred Stock Units

In fiscal 2020, the Compensation Committee approved the grant of 92,544 Deferred Stock Units (DSUs) to 13 of its non-executive employees based in Norway and Lithuania. Each DSU represents a right to receive one share of Class B Common Stock. The DSUs primarily vest over a four-year period from grant. On the grant date, unrecognized compensation expense related to this grant was an aggregate of $144,000 based on the estimated fair value of the DSUs on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. At July 31, 2021, unrecognized compensation expense related to unvested DSUs was an aggregate of $39,000 which is expected to be recognized over a weighted-average period of 2.0 years.

In fiscal 2021, the Company purchased 5,625 shares of Class B Stock from various employees for $8,000 to satisfy tax withholding obligations in connection with the vesting of DSUs.

The following represents restricted shares activity for the fiscal years ended July 31, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested DSU award as of July 31, 2019	-	-
Granted	92,544	1.55
Vested	-	-
Forfeited	(32,000)	1.54
Non-vested DSU award as of July 31, 2020	60,544	$1.56
Granted	-	-
Vested	(17,044)	1.60
Forfeited	(6,000)	1.54
Non-vested DSU award as of July 31, 2021	37,500	$1.54

Note 13—Related Party Transactions

Following the Spin-Off, IDT charges the Company for services it provides pursuant to the Transition Services Agreement (“TSA”). In fiscal 2021 and 2020 the Company was charged by IDT a total of $113,000 and $107,000, respectively, for legal services. In addition, the Company charged IDT $144,000 and $148,000, respectively, for consulting services provided to IDT by a Zedge employee.  As of July 31, 2021 and 2020, IDT owed the Company $6,000 and $39,000, respectively.

The activities between the Company and IDT were as follows:

Fiscal years ended July 31, (in thousands)	2021	2020
Balance at beginning of year	$(39)	$-
Legal services provided by IDT	113	107
Consulting services provided to IDT	(144)	(148)
Cash payments received from IDT	64	14
Cash payments made to IDT	-	(12)
Due from IDT*	$(6)	$(39)

*	Due from IDT is included in other current assets.

In the fiscal years ended July 31, 2021 and 2020, the Company paid $0 and $143,000, respectively, to Braze Inc. (formerly “Appboy, Inc.”) for use of its customer relationship management and lifecycle marketing platform. The former Chief Executive Officer and Co-Founder of Braze, Inc. is a member of the Company’s Board of Directors.

In the fiscal years ended July 31, 2021 and 2020, the Company paid $41,000 and $35,000 respectively, to Activist Artists Management, LLC pursuant to certain referral agreement. A member of the Company’s Board of Directors owns 33.4% of Activist Artist with which the Company entered into an amended retainer agreement on August 1, 2020, pursuant to which the Company pays Activist Artists $3,750 per month, plus possible commissions.

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

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
July 31, 2021	$1,900	$641	$2,541
July 31, 2020	$2,513	$542	$3,055

Total assets:
July 31, 2021	$32,745	$4,732	$37,477
July 31, 2020	$7,730	$4,275	$12,005

Note 15—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two-year term which was extended twice for another two two-year term expiring September 26, 2022. At the Company’s request in September 2020, advances under this facility have been reduced to the lesser of $2.0 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2022. The Company is required to pay an annual facility fee of $10,000 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At July 31, 2021 and 2020, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At July 31, 2021, there were $1.8 million of outstanding foreign exchange contracts under the credit facility, which reduced the available borrowing under the revolving credit facility by $180,000 see Note 4 above.

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

The Company’s cost for matching contributions to the Plan were $39,000 and $41,000 for the fiscal years ended July 31, 2021 and 2020, respectively. In lieu of making cash contributions, the Company opted to contribute 6,572 shares and 26,193 shares of the Company’s Class B common stock to the Plan for fiscal 2021 and fiscal 2020, respectively.

Note 17—Loans Payable

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

The Company obtained a loan under the Payroll Protection Program (PPP) of the CARES Act in the amount of $218,000 loan from Western Alliance Bank, a loan servicer and the Company’s lender (see Note 15), on April 22, 2020. The Company used these proceeds in full for payroll purposes for U.S. employees during the covered period provided under the PPP (which was extended to 24 weeks). Any portion of the loan that is not forgiven would have been due two years after inception of the loan.

On November 25, 2020, the Company submitted the PPP Loan Forgiveness Application Form 3508EZ and on May 21, 2021, the Company was notified that such application for the loan forgiveness has been approved and the loan, including accrued interest, has been deemed satisfied in full by the Small Business Administration to Western Alliance Bank. The Company therefore recorded a gain of forgiveness of debt of $218,000 which is included in interest and other income, net on the Consolidated Statements of Comprehensive Income (Loss)

Note 18—Sales of Class B Common Stock

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

On March 16, 2021, the Company filed a prospectus supplement with the SEC which contemplates the sale, for a gross aggregate sale price of up to $10,000,000, of shares of the Company’s Class B common stock, from time to time in “at the market offerings” pursuant to an At Market Issuance Sales Agreement with National Securities Corporation and Maxim Group LLC (the “New Sales Agents”), dated as of March 16, 2021 (the “New ATM Sales Agreement”), pursuant to which we sold 663,686 shares at an average price of $15.0674 per share for total proceeds of $10 million. In connection with this offering, we incurred a total issuance costs of $350,000. We intend to use the net proceeds from this offering for working capital and other general corporate purposes.

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

Note 19—Subsequent Events

Acquisition

Pursuant to an Asset Purchase Agreement, on August 1, 2021, the Company consummated the acquisition of substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The total purchase price of the assets is not expected to exceed $7 million. $4.8 million was funded into an escrow account on July 30, 2021 which is classified in other assets on the Consolidated Balance Sheet at July 31, 2021 and was paid at closing. The balance will be determined based on an incentive structure linked to EBITDA generated from emojipedia.org during the first four month period following the closing and paid out on the six-month and twelve month anniversary of the Closing.

The assets purchased include emojipeida.org, a set of smaller websites, a bank of emoji related URLs and other assets related to the Seller’s business, including World Emoji Day, the annual World Emoji Awards, and Emojitracker.

Although the Company has not finalized its analysis, the Company anticipates that this acquisition does not qualify as a business combination under FASB ASC 805, Business Combinations, and anticipates it will be accounted for it as asset acquisition. Additionally, the Company does not believe this acquisition meets the new prescribed significance tests under Rule 1-02(w) of Regulation S-X which took effect on January 1, 2021 and regards this acquisition as an insignificant business.

Foreign Exchange Forward Contracts

On August 26, 2021, the Company entered into the following foreign exchange forward contracts with Western Alliance Bank:

Settlement Date	U.S. Dollar Amount	NOK Amount
Dec-21	225,000	1,966,794
Jan-22	225,000	1,967,244
Feb-22	225,000	1,967,896
Mar-22	225,000	1,968,684
Apr-22	225,000	1,969,696
May-22	225,000	1,970,619

Total	$1,350,000	11,810,933

Settlement Date	U.S. Dollar Amount	EUR Amount
Dec-21	225,000	189,340
Jan-22	225,000	189,165
Feb-22	225,000	189,037
Mar-22	225,000	188,926
Apr-22	225,000	188,800
May-22	225,000	188,673

Total	$1,350,000	1,133,940