Form 10-Q
period 2021-10-31
Zedge, Inc.
filed 2021-12-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 10, 2021, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	13,861,289 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZEDGE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	October 31,	July 31,
	2021	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$27,249	$24,908
Trade accounts receivable, net of allowance of $0 at October 31, 2021 and July 31, 2021	2,816	2,545
Prepaid expenses	322	111
Other current assets	105	49
Total current assets	30,492	27,613
Property and equipment, net	1,891	1,980
Intangible assets, net	6,791	-
Goodwill	2,361	2,262
Deferred tax assets, net	477	477
Other assets	358	5,145
Total assets	$42,370	$37,477
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$407	$585
Due to seller of Emojipedia	2,094	-
Accrued expenses and other current liabilities	2,501	1,771
Deferred revenues	1,803	1,821
Total current liabilities	6,805	4,177
Other liabilities	126	145
Total liabilities	6,931	4,322
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at October 31, 2021 and July 31, 2021	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 13,935 shares issued and 13,861 shares outstanding at October 31, 2021, and 13,923 shares issued and 13,865 ouststanding at July 31, 2021	139	139
Additional paid-in capital	41,983	41,664
Accumulated other comprehensive loss	(855)	(997)
Accumulated deficit	(5,499)	(7,554)
Treasury stock, 74 shares at October 31, 2021 and 58 shares at July 31, 2021, at cost	(334)	(102)
Total stockholders’ equity	35,439	33,155
Total liabilities and stockholders’ equity	$42,370	$37,477

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	October 31,
	2021	2020
Revenues	$6,028	$3,762
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	310	304
Selling, general and administrative	2,732	2,006
Depreciation and amortization	398	359
Income from operations	2,588	1,093
Interest and other income, net	13	1
Net loss resulting from foreign exchange transactions	(10)	(41)
Income before income taxes	2,591	1,053
Provision for income taxes	536	8
Net Income	2,055	1,045
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	142	(159)
Total other comprehensive income (loss)	142	(159)
Total comprehensive income	$2,197	$886
Income per share attributable to Zedge, Inc. common stockholders:
Basic	$0.14	$0.09
Diluted	$0.14	$0.08
Weighted-average number of shares used in calculation of income per share:
Basic	14,281	12,191
Diluted	15,031	12,496

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2021	525	$5	13,923	$139	$41,664	$(997)	$(7,554)	$(102)	$33,155
Stock-based compensation	-	-	12	-	319	-	-	-	319
Purchase of treasury stock	-	-	-	-	-	-	-	(232)	(232)
Foreign currency translation adjustment	-	-	-	-	-	142	-	-	142
Net income	-	-	-	-	-	-	2,055	-	2,055
Balance -October 31, 2021	525	$5	13,935	$139	$41,983	$(855)	$(5,499)	$(334)	$35,439

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2020	525	$5	11,788	$118	$25,725	$(1,085)	$(15,802)	$(76)	$8,885
Stock-based compensation	-	-	39	-	237	-	-	-	237
Purchase of treasury stock	-	-	-	-	-	-	-	(26)	(26)
Foreign currency translation adjustment	-	-	-	-	-	(159)	-	-	(159)
Net Income	-	-	-	-	-	-	1,045	-	1,045
Balance -October 31, 2020	525	$5	11,827	$118	$25,962	$(1,244)	$(14,757)	$(102)	$9,982

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2021	2020

Operating activities
Net income	$2,055	$1,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	359
Stock-based compensation	319	237
Change in assets and liabilities:
Trade accounts receivable	(295)	(554)
Prepaid expenses and other current assets	(279)	80
Other assets	(8)	19
Trade accounts payable and accrued expenses	522	80
Deferred revenue	(18)	221
Net cash provided by operating activities	2,694	1,487
Investing activities
Capitalized software and technology development costs and purchase of equipment	(188)	(215)
Net cash used in investing activities	(188)	(215)
Financing activities
Repayment of insurance premium loan payable	-	(40)
Purchase of treasury stock in connection with restricted stock vesting	(232)	(26)
Net cash used in financing activities	(232)	(66)
Effect of exchange rate changes on cash and cash equivalents	67	(65)
Net increase in cash and cash equivalents	2,341	1,141
Cash and cash equivalents at beginning of period	24,908	5,111
Cash and cash equivalents at end of period	$27,249	$6,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$-	$1
Cash payments made for interest expenses	$-	$3

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Emojipedia through release of escrow fund of $4,776, due to seller of $2,118 and legal fee of $12	$6,906	$-
Accounts receivable from certain Emojipedia websites collected by Seller	$24	$-
Note payable issued for insurance premium financing	$-	$181

See accompanying notes to consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of Zedge, Inc. and its subsidiary, Zedge Europe AS (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022 or any other period. The balance sheet at July 31, 2021 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2022 refers to the fiscal year ending July 31, 2022).

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the global impact of the COVID-19 pandemic. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. The Company adopted this new accounting standard on August 1, 2021, and the adoption did not have a material impact on the Company’s financial statements and related disclosures.

With the exception of the accounting standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended October 31, 2021, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, that are of significance or potential significance to the Company.

Significant Accounting Policies

Other than intangible assets described below, there have been no material changes to the Company’s significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Intangible Assets

Intangible assets (see Note 16) are carried at cost and amortized on a straight-line basis over their estimated useful lives of fifteen years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There have been no impairment charges recorded in the three months ended October 31, 2021 presented in the accompanying consolidated financial statements.

Note 2—Revenue Disaggregation of Revenue

The following table summarizes revenue by type of monetization mechanisms of the Zedge App for the periods presented:

	Three Months Ended
	October 31,
	2021	2020
	(in thousands)
Advertising revenue	$4,569	$2,986
Paid subscription revenue	960	650
Other revenues	499	126
Total Revenues	$6,028	$3,762

Contract Balances

Deferred revenues

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of October 31, 2021, the Company’s deferred revenue balance related to paid subscriptions was approximately $1,562,000, representing approximately 763,000 active subscribers including those under the account hold designation implemented by Google Play on November 1, 2020. Account hold is a subscription state that begins when a user’s form of payment fails and the three-day grace period has ended without payment resolution. The account hold period lasts for up to 30 days. As of July 31, 2021, the Company’s deferred revenue balance related to paid subscriptions was approximately $1,603,000, representing approximately 752,000 active subscribers. The amount of revenue recognized in the three months ended October 31, 2021 that was included in the deferred balance at July 31, 2021 was $717,000.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of October 31, 2021, and July 31, 2021, the Company’s deferred revenue balance related to Zedge Premium was approximately $241,000 and $218,000, respectively.

Total deferred revenues decreased by $18,000 from $1,821,000 at July 31, 2021 to $1,803,000 at October 31, 2021, primarily attributed to the decline in new subscriptions sales in the three months ended October 31, 2021 when compared to the prior period.

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

Practical Expedients

The Company expenses the fees retained by Google Play related to subscription revenue when incurred as marketing expense because the duration of the contracts for which the Company pays commissions are less than one year. These costs are included in the selling, general and administrative expenses of the Consolidated Statements of Comprehensive Income.

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
(in thousands)
October 31, 2021
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$-	$-	$-

July 31, 2021
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$54	$-	$54

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at October 31, 2021 and July 31, 2021 included trade accounts receivable, trade accounts payable, and due to seller of Emojipedia. The carrying amounts of the trade accounts receivable, trade accounts payable, and due to seller of Emojipedia approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar (USD) to Norwegian Kroner (NOK) and USD to Euro (EUR) exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 9). The Company does not apply hedge accounting to these contracts, and therefore the changes in fair value are recorded in consolidated statements of comprehensive income. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at October 31, 2021, are as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Nov-21	200,000	1,683,755
Dec-21	225,000	1,966,794
Jan-22	225,000	1,967,244
Feb-22	225,000	1,967,896
Mar-22	225,000	1,968,684
Apr-22	225,000	1,969,696
May-22	225,000	1,970,619

Total	$1,550,000	13,494,688

Settlement Date	U.S. Dollar Amount	EUR Amount
Feb-22	250,000	206,463
Dec-21	225,000	189,340
Jan-22	225,000	189,165
Feb-22	225,000	189,037
Mar-22	225,000	188,926
Apr-22	225,000	188,800
May-22	225,000	188,673

Total	$1,600,000	1,340,404

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		October 31,	July 31,
Assets and Liabilities Derivatives:	Balance Sheet Location	2021	2021
Derivatives not designated or not qualifying as hedging instruments		(in thousands)
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$-	$54

The effects of derivative instruments on the consolidated statements of comprehensive income were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended October 31,
		2021	2020
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	(in thousands)
Foreign exchange forward contracts	Net gain (loss) resulting from foreign exchange transactions	$10	$(41)

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	October 31,	July 31,
	2021	2021
	(in thousands)
Accrued vacation	$457	$424
Accrued income taxes payable	799	264
Accrued payroll taxes	294	291
Accrued payroll and bonuses	460	374
Operating lease liability	93	86
Derivative liability	-	54
Due to artists	262	246
Other	136	32
Total accrued expenses and other current liabilities	$2,501	$1,771

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

On November 10, 2021, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 325,000 shares to an aggregate of 1,846,000 shares. This amendment is subject to ratification by the Company’s stockholders during the Annual Meeting of Stockholders to be held on January 12, 2022. At October 31, 2021, there were 425,000 shares of Class B Stock available for awards under the 2016 Incentive Plan before accounting for the 204,000 contingently issuable shares related to the DSUs with both service and market conditions discussed below.

Stock Options

In August and October 2020, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase an aggregate of 90,849 shares of Class B Stock to various individuals including company executives, employees and consultants. Options with respect to 30,000 shares vested upon grant with the remaining options with respect to 60,849 shares vesting over a three-year period. Grant date fair value related to the 30,000 vested options was $32,000 which was expensed immediately. Unrecognized compensation expense related to the 60,649 options grants was an aggregate of $64,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period. As of October 31, 2021, the unrecognized compensation expense related to the unvested portion of this grant was $42,500.

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

In October 2021, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase an aggregate of 15,250 shares of Class B Stock to three of its non-executive employees based in Lithuania and one consultant, vesting over a four-year period. Unrecognized compensation expense related to the 15,250 options grants was an aggregate of $163,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

At October 31, 2021, unrecognized compensation expense related to unvested stock options was an aggregate of $841,000.

Deferred Stock Units (DSUs)

On September 7, 2021, the Company granted a total of 291,320 DSUs to 64 of its employees and consultants. Each DSU represents the right to receive one share of the Company’s Class B common stock.

Vesting of 30% (87,396) of the DSUs is based on the grantee remaining in service to the Company and will take place as to 25% on such DSUs on September 7, 2022, as to an additional 33% of such DSUs on September 7, 2023, and as to the remaining DSUs on September 7, 2024.

Vesting of 70% (203,924) of the DSUs is subject to continued service as well as a market condition. Those DSUs will only vest if the grantee remains in service to the Company and only if the aggregate market capitalization of the Company’s equity securities has reached or exceeded $451 million for five consecutive trading days between the grant date and the vest date. Subject to satisfaction of both of those conditions, 25% of such DSUs will vest on September 7, 2022, up to 58% (the 25% eligible to vest in 2022 and an additional 33%) of such DSUs will vest on September 7, 2023, and up to 100% will vest on September 7, 2024. In the event the market capitalization condition has not been met prior to a vesting date, but is met by a subsequent vesting date, all DSUs eligible for vesting prior to that date shall vest. In the event that the market capitalization condition has not been met by September 7, 2024, these 70% of the DSUs shall expire.

These 70% DSUs or 203,924 DSUs with market condition have been valued by an outside valuation firm using a Monte Carlo simulation model. The Monte Carlo simulation methodology estimates the future equity value of Zedge on a risk-neutral basis. The outside valuation firm’s mean value indication for a single DSU was $7.19 and their mean standard of error was less than 1%. Total grant date fair value for these 70% DSUs with both time and market condition was approximately $1.5 million. The unrecognized compensation expense is being recognized on a graded vesting method over the vesting period.

Total grant date fair value for the remaining 30% DSUs without market-based condition was approximately $1.3 million. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

At October 31, 2021, unrecognized compensation expense related to unvested DSUs was an aggregate of $2.6 million.

In the three months ended October 31, 2021 and 2020, the Company purchased 4,450 shares and 5,625 shares of Class B Stock from various employees for $72,000 and $8,000, respectively, to satisfy tax withholding obligations in connection with the vesting of DSUs.

Restricted Stock Awards

In October 2020, the Compensation Committee approved a grant of 10,619 restricted shares of Class B Common Stock to each of Mr. Elliot Gibber and Mr. Howard Jonas which were fully vested on grant. These shares had an aggregate grant date fair value of $30,000 and have been fully amortized accordingly.

At October 31, 2021, unrecognized compensation expense related to unvested restricted stock awards was an aggregate of $250,000.

In the three months ended October 31, 2021 and 2020, the Company purchased 11,665 shares and 12,005 shares respectively of Class B Stock from certain employees for $160,000 and $18,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended
	October 31,
	2021	2020
	(in thousands)
Basic weighted-average number of shares	14,281	12,191
Effect of dilutive securities:
Stock options	653	292
Non-vested restricted Class B common stock	75	11
Deferred stock units	22	2
Diluted weighted-average number of shares	15,031	12,496

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended
	October 31,
	2021	2020
	(in thousands)
Stock options	65	917
Non-vested restricted Class B common stock	-	34
Deferred stock units	171	-
Shares excluded from the calculation of diluted earnings per share	236	951

Note 8—Contingencies

Legal Proceedings

The Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 9—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two-year term which was extended twice for another two two-year term expiring September 26, 2022. At the Company’s request in September 2020, advances under this facility have been reduced to the lesser of $2.0 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2022. The Company is required to pay an annual facility fee of $10,000 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At October 31, 2021 and July 31, 2020, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At October 31, 2021, there were approximately $3.2 million of outstanding foreign exchange contracts with the majority being less than six months tenor under the credit facility, which reduced the available borrowing under the revolving credit facility by $326,250.

Note 10—Business Segment and Geographic Information

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

Net long-lived assets and total assets held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
October 31, 2021	$1,814	$385	$2,199
July 31, 2021	$1,900	$641	$2,541

Total assets:
October 31, 2021	$37,341	$5,029	$42,370
July 31, 2021	$32,745	$4,732	$37,477

Note 11—Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $230,000 and $243,000 at October 31, 2021 and July 31, 2021, respectively.

Future minimum lease payments under non-cancellable leases at October 31, 2021 are as follows (in thousands):

Years ending July 31,	Operating Leases
2022	$70
2023	100
2024	52
Total future minimum lease payments	222
Less imputed interest	3
Total	$219

There were no other material changes in the Company’s operating and finance leases in the three months ended October 31, 2021, as compared to the disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Note 12—Provision for Income taxes

The Company’s tax provision or benefit for income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period.

The Company expects its overall effective tax rate for fiscal year ending July 31, 2022 to be approximately 23.1%. During the three months ended October 31, 2021, the Company accounted for a discrete item related to shares of restricted stock vested during the three months period ended October 31, 2021 with a vesting date fair market value above the grant date fair market value which resulted in a net effective tax rate of 20.7%.

As of October 31, 2021, the Company had $477,000 of deferred tax assets for which it has not established a valuation allowance, related to the U.S. federal states and certain international subsidiary. The Company completed its reassessment of the ability to realize these assets and concluded that a valuation allowance was not required.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway and Lithuania.

Note 13—Loans Payable

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

On November 25, 2020, the Company submitted the PPP Loan Forgiveness Application Form 3508EZ and on May 21, 2021, the Company was notified that such application for the loan forgiveness has been approved and the loan, including accrued interest, has been deemed satisfied in full by the Small Business Administration to Western Alliance Bank. The Company therefore recorded a gain on forgiveness of debt of $218,000 in the three months ended July 31, 2021.

Note 14—Sales of Class B Common Stock

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

Note 15—Acquisition

Pursuant to an Asset Purchase Agreement, on August 1, 2021 (“Closing”), the Company consummated the acquisition of substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The total purchase price of the assets is estimated to be approximately $6.9 million of which $4.8 million was paid on August 2, 2021 with the remaining $2.1 million to be paid out in two equal installments on the six-month and twelve-month anniversary of the Closing. The final determination of the purchase price will be made in the 2nd quarter of fiscal 2022 and is currently not expected to be materially different than what has been recorded at October 31, 2021.

The assets purchased include emojipedia.org, a set of smaller websites, a bank of emoji related URLs and other assets related to the seller’s business, including World Emoji Day, the annual World Emoji Awards, and Emojitracker. The transaction does not qualify as a business combination under FASB ASC 805, Business Combinations, and has therefore been accounted for as an asset acquisition. The total purchase price for this acquisition was allocated to intangible assets and is being amortized on a straight-line basis over their estimated useful lives of fifteen years.

The results of operations for this acquisition are included in the Company’s consolidated statements of operations since the date of the acquisition. Actual and pro forma revenue and results of operations for this acquisition have not been presented because they do not have a material impact on the consolidated results of operations.

Note 16—Intangible Assets

The following table presents the detail of intangible assets for the three months ended October 31, 2021 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Balance at July 31, 2021	$-	$-	$-
Emojipedia.org and other internet domains acquired	6,906	115	6,791
Balance at October 31, 2021	$6,906	$115	$6,791

Estimated future amortization expense as of October 31, 2021 is as follows (in thousands):

Remainder of fiscal 2022	$345
Fiscal 2023	460
Fiscal 2024	460
Fiscal 2025	460
Fiscal 2026	460
Thereafter	4,606
Total	$6,791

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Overview

We own a portfolio of leading digital consumer brands that serve 43 million monthly active users across the globe. Our portfolio consists of Zedge Ringtones and Wallpapers (“Zedge App”), Shortz and, as of the beginning of August of 2021, Emojipedia.

We operate a state-of-the-art digital publishing platform that powers Zedge App, available in the Google Play store and App Store, which offers an easy, entertaining and immersive way for end-users to engage with our rich and diverse catalogue of wallpapers, video wallpapers, ringtones, notification sounds on Android and wallpapers, video wallpapers, ringtones and custom icon packs on iOS. We secure our content from amateur and professional artists, and also from emerging and major brands. Artists have the ability to easily launch a virtual storefront in our Zedge App where they can market and sell their content to our user base. That same platform powers an entertainment app called “Shortz – Chat Stories by Zedge”, which is focused on serialized, short-form, fiction stories, as a beta that runs on our publishing platform. Over the past year, we have been expanding our content catalogue, started testing audio versions of a selected number of stories, materially improved our ability to measure all types of engagement within the app, and invested a modest budget in paid user acquisition. In August of 2021, we acquired Emojipedia, the leading source of all things emoji.

Our Zedge App has been installed approximately 526 million times, and at October 31, 2021, boasted approximately 34 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our Zedge App has consistently ranked as one of the most popular free apps in the Google Play store in the United States. Historically, we have not made a material investment in paid user acquisition for our Zedge App.

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

In January 2019, we started offering freemium Zedge App Android users the ability to convert into paying subscribers for, amongst other things, the ability to remove unsolicited advertisements from our Zedge App. As of October 31, 2021, we had approximately 763,000 active paid subscribers. In fiscal 2022, we expect to launch subscriptions on iOS.

In December 2019, we completed the beta launch of ’Shortz’ our new entertainment app offering serialized, short-form fiction rendered in a text-message format and more recently as audio productions available across both Android and iOS, and focusing on users in the United States, the United Kingdom and Canada and it is now available globally. New stories are added to the app regularly and we continuously improve content discovery in order to guide users to the stories that will most interest them and improve engagement.

On August 1, 2021, we acquired Emojipedia, the world’s leading authority dedicated to providing up to date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards, and Emojitracker, which provides real time visualization of all emoji symbols used on Twitter. In October 2021 Emojipedia receives approximately 48 million monthly page views and has approximately 9.6 million monthly active users of which approximately 50% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a voting member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Facebook and Twitter.

Over the past several years, our Zedge App has experienced a continuing decline in its MAU in well-developed markets with growth of MAU in emerging markets, so that users in emerging markets represent an increasing portion of our user base. As of October 31, 2021, users in emerging markets represented 75% of the MAU for our Zedge App compared to 72% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets. In the first quarter of fiscal 2022, users in emerging markets grew by 11.2% while users in well-developed economies declined 8.5% when compared to the same period in fiscal 2021. As of October 31, 2021, approximately 42% of our Zedge App’s user base was located in North America (20%) and Europe (including Eastern Europe, 22%), compared with 42% (North America, 20% and Europe 22%) as of July 31, 2021. The remaining 58% of the user base was primarily located in emerging markets with 26% located in India.

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

During the quarters ended October 31, 2021 and 2020, we generated approximately 76% and 79%, respectively, of our revenues from selling our Zedge App’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge App because of its sizable user base.

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

In January 2019, we started offering paid subscriptions to our Android users which amongst other things removed unsolicited advertisements from our Zedge App. During the first 12 months after a customer’s sign up for the subscription-based product, Google retains up to 30% as a fee, which decreases to 15% from month 13 and beyond. As of October 31, 2021, we had approximately 763,000 active subscribers, 90% of which had subscribed on an annual basis. Since inception in January 2019, subscriptions have generated approximately $7.6 million in gross revenue.

The COVID-19 pandemic, which has been ongoing since the third quarter of fiscal 2020, has resulted in public health responses including travel bans, restrictions, social distancing requirements, and shelter-in-place orders, which have impacted our business, operations, and financial performance in different ways. As a result of the COVID-19 pandemic, we experienced a reduction in advertiser demand in the second half of fiscal 2020. After that time, advertisers around the world increased their investment on mobile advertising. We saw continued momentum across key markets and increased advertiser demand for digital ads in general. The ongoing impact of the COVID-19 pandemic on our business and on global economic activity continues to evolve and may again in the future adversely affect our business, operations and financial results.

Our business, operations and financial performance have been, and may in the future be, negatively impacted by the COVID-19 pandemic. Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. The risks related to the COVID-19 pandemic on our business are further described in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended July 31, 2021, as filed with the SEC.

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

Recently Issued Accounting Standards Not Yet Adopted

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended October 31, 2021.

Key Performance Indicators

The presentation of our results of operations includes disclosure of two key performance indicators - Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU) from our Zedge App. MAU is a key performance indicator that captures the number of unique users that used our Zedge App during the previous 30-day period, which is important to understanding the size of the user base for the Company’s Zedge App which is a main driver of our revenue. Changes and trends in MAU are useful for measuring the general health of our business, gauging both present and potential customers’ experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement. ARPMAU is valuable because it provides insight into how well we monetize our users and, changes and trends in ARPMAU are indications of how effective our monetization investments are.

MAU increased 5.6% in the first quarter of fiscal 2022 when compared to the same period a year ago and decreased 0.6% on a sequential basis. Over the past several years, we have experienced a continuing shift in our regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of October 31, 2021, users in emerging markets represented 75% of our MAU compared to 72% a year prior. This shift impacts our business because emerging markets do not monetize as well as well-developed markets due to lower eCPMs and lower monthly and annual subscription rates in these regions coupled with lower priced subscriptions SKUs. However, ARPMAU for the three months ended October 31, 2021 was up approximately 46% when compared to the same period a year ago, pointing to progress we have made in extracting more revenue from our users, particularly from paid subscriptions sales and improvement in ad optimization. ARPMAU improved 6.4% on a sequential basis.

	Three Months Ended October 31,
(in millions, except ARPMAU - Zedge App)	2021	2020	% Change
MAU- Zedge App	34.2	32.4	5.6%
Developed Markets MAU - Zedge App	8.4	9.2	-8.5%
Emerging Markets MAU - Zedge App	25.8	23.2	11.2%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	75%	72%	5.3%

ARPMAU - Zedge App	$0.0533	$0.0364	46.4%

	Three Months Ended October 31,	Three Months Ended July 31,
(in millions, except ARPMAU)	2021	2021	% Change
MAU- Zedge App	34.2	34.4	-0.6%
Developed Markets MAU - Zedge App	8.4	8.5	-1.0%
Emerging Markets MAU - Zedge App	25.8	25.9	-0.4%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	75%	75%	0.2%

ARPMAU - Zedge App	$0.0533	$0.0501	6.4%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight quarters ended October 31, 2021:

*Please note this table excludes MAU for the Emojipedia.org of approximately 9.6 million.

Results of Operations

Three months ended October 31, 2021 Compared to three months ended October 31, 2020

	Three months ended
	October 31,		Change
	2021	2020	$	%
	(in thousands)
Revenues	$6,028	$3,762	$2,266	60.2%
Direct cost of revenues	310	304	6	2.0%
Selling, general and administrative	2,732	2,006	726	36.2%
Depreciation and amortization	398	359	39	10.9%
Income from operations	2,588	1,093	1,495	136.8%
Interest and other income, net	13	1	12	1200.0%
Net loss resulting from foreign exchange transactions	(10)	(41)	31	75.6%
Provision for income taxes	536	8	528	6600.0%

Net Income	$2,055	$1,045	$1,010	96.7%

nm—not measurable

Revenues

The following table sets forth the composition of our revenues for the three months ended October 31, 2021 and 2020:

	Three Months Ended
	October 31,			% of total Revenue
	2021	2020	% Changes	Q1’22	Q1’21
	(in thousands)
Advertising revenue	$4,569	$2,986	53.0%	75.8%	79.4%
Paid subscription revenue	960	650	47.7%	15.9%	17.3%
Other revenues	499	126	296.0%	8.3%	3.3%
Total Revenues	$6,028	$3,762	60.2%	100.0%	100.0%

Advertising revenue. Advertising revenue increased 53% in the three months ended October 31, 2021 when compared to the three months ended October 31, 2020, primarily due to improvement in our ad optimizations and higher advertising rates.

Paid subscription revenue. We rolled out a subscription-based product on Android in January 2019, whereby users of our Zedge App could pay a monthly or annual fee to remove unsolicited ads when using our Zedge App. We employ a regional pricing strategy in order to improve conversions. The U.S. constitutes our largest subscriber base and we generally charge $0.99 per month or $4.99 per year. We generated $920,000 in gross prepaid subscription in the three months ended October 31, 2021, compared to $862,000 in the three months ended October 31, 2020. We expect that, based on research and testing we undertake from time to time, the prices of our subscription in each country/region may change and we may test other plan and price variations.

The following table summarizes subscription revenue for the three months ended October 31, 2021 and 2020.

	Three Months Ended October 31,
	2021	2020	% Change
	(in thousands, except revenue per subscriber and percentages)
Revenues	$960	$650	48%
Active subscriptions net additions	11	105	-89%
Active subscriptions at end of period	763	609	25%
Average active subscriptions	759	554	37%
Average monthly revenue per active subscription	$0.42	$0.39	9%

Zedge Premium. We completed the initial rollout of Zedge Premium in March 2018 to a segment of our Android user base and we expanded it to 100% of our Android user base in January 2019. In the three months ended October 31, 2021, gross transaction value (the total sales volume transacting through the platform), or “GTV,” generated from Zedge Premium were $329,000, compared to $208,000 in the three months ended October 31, 2020. In the three months ended October 31, 2021 net revenue generated from Zedge Premium was $186,000, compared to $125,000 in the three months ended October 31, 2020.

Revenue from Zedge Premium, web-based advertising revenues from Emojipedia and other related sites, as well as revenues generated by Shortz, are reported under Other Revenues, and those offerings constitute potential growth drivers in the quarters to come.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended October 31,
(in thousands)	2021	2020	% Change
Direct cost of revenues	$310	$304	$6	2.0%
As a percentage of revenues	5.1%	8.1%

Direct cost of revenues increased 2% in the three months ended October 31, 2021, compared to three months ended October 31, 2020.

As a percentage of revenue, direct cost of revenues in three months ended October 31, 2021 were 5.1% compared to 8.1% in the three months ended October 31, 2020, primarily due to significantly higher revenue in the current periods and the fixed nature of many of our direct cost of revenues.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, recruiting fees, facilities, marketing, content acquisition costs, consulting, professional fees, software licensing (“SaaS”) and public company related expenses.

	Three Months Ended October 31,
(in thousands)	2021	2020	% Change
Selling, general and administrative	$2,732	$2,006	$726	36.2%
As a percentage of revenues	45.3%	53.3%

SG&A expense increased 36.2% in the three months ended October 31, 2021, compared to three months ended October 31, 2020. This increase was primarily attributable to higher compensation costs resulting from additional headcount and bonus accrual, higher stock-based compensation expenses as discussed below, higher professional fees, higher SaaS expenses, offset by reductions in discretionary expenses.

As a percentage of revenue, SG&A expense in the three months ended October 31, 2021 was 45.3%, compared to 53.3% and in the three months ended October 31, 2020, primarily due to significantly higher revenue in the current periods.

Our headcount totaled 56 as of October 31, 2021 compared to 43 as of October 31, 2020 with the majority of our employees currently based in Lithuania.

SG&A expense also included stock-based compensation expense which was $319,000 for the three months ended October 31, 2021, compared to $237,000 for the three months ended October 31, 2020. Stock-based compensation includes equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401(k) matching contributions. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 6 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service, and amortization of intangible assets.

	Three Months Ended October 31,
(in thousands)	2021	2020	% Change
Depreciation and amortization	$398	$359	$39	10.9%
As a percentage of revenues	6.6%	9.5%

Depreciation and amortization expenses increased 10.9% in the three months ended October 31, 2021, compared to three months ended October 31, 2020. This increase was primarily attributable to the amortization of intangible assets related to the Emojipedia acquisition which was completed on August 1, 2021.

Interest and other income, net. Interest and other income, net in the three months ended October 31, 2021 increased $12,000 when compared to the same period in fiscal 2021 due to higher cash balance resulting from cash flows provided by operating activities and financing activities in the past four quarters.

	Three Months Ended October 31,
(in thousands)	2021	2020	% Change
Interest and other income, net	$13	$1	$12	1200.0%
As a percentage of revenues	0.2%	0.0%

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended October 31,
(in thousands)	2021	2020	% Change
Net loss resulting from foreign exchange transactions	$(10)	$(41)	$31	75.6%
As a percentage of revenues	-0.2%	-1.1%

In the three months ended October 31, 2021, we realized gains of $10,000 from NOK and EUR hedging activities, compared to losses of $41,000 in the three months ended October 31, 2020.

Provision for income taxes. The tax expense consists of federal and state taxes based on taxable income and allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiaries reside.

	Three Months Ended October 31,
(in thousands)	2021	2020	% Change
Provision for income taxes	$536	$8	$528	6600.0%
As a percentage of revenues	8.9%	0.2%

Our tax provision or benefit for income taxes for interim periods has generally been determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period.

We expects our overall effective tax rate for fiscal year ending July 31, 2022 to be approximately 23.1%. During the three months ended October 31, 2021, we accounted for a discrete item related to shares of restricted stock vested during the three months period ended October 31, 2021 with a vesting date fair market value above the grant date fair market value which resulted in a net effective tax rate of 20.7%.

As of October 31, 2021, we had $477,000 of deferred tax assets (related to U.S. federal and state and one specific international jurisdiction) for which we had not established a valuation allowance. We completed our reassessment of our ability to realize these assets and concluded that a valuation allowance was not required.

We are subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where we are subject to potential examination by tax authorities include the United States, Norway and Lithuania.

Liquidity and Capital Resources

General

At October 31, 2021, we had cash and cash equivalents of $27.2 million and working capital (current assets less current liabilities) of $23.7 million, compared to $24.9 million and $23.4 million, respectively, at July 31, 2021. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months period ending October 31, 2022. During fiscal 2021, we raised an aggregate of $15 million through sales of equity in At the Market offerings. We also maintain a revolving line of credit of up to $2.0 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the three months ended October 31, 2021 and 2020:

	Three Months Ended October 31,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$2,694	$1,487
Investing activities	(188)	(215)
Financing activities	(232)	(66)
Effect of exchange rate changes on cash and cash equivalents	67	(65)
Increase in cash and cash equivalents	$2,341	$1,141

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities increased $1.2 million in the three months ended October 31, 2021 to $2.7 million from $1.5 million in the three months ended October 31, 2020, primarily attributable to the higher revenues generated from our service offerings, including primarily advertising and paid subscription revenue.

Investing Activities

Pursuant to an Asset Purchase Agreement, on August 1, 2021 (“Closing”), we acquired substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The total purchase price of the assets is estimated to be approximately $6.9 million of which $4.8 million was paid on August 2, 2021 with the remaining $2.1 million to be paid out on the six-month and twelve month anniversary of the Closing. That $4.8 million was funded into an escrow account on July 30, 2021 and classified as other assets on our balance sheet as of July 31, 2021. The final determination of the purchase price will be made in the 2nd quarter of fiscal 2022 and is not expected to be materially different than what has been recorded at October 31, 2021.

Cash used in investing activities in the three months ended October 31, 2021 and 2020 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

Between December 14, 2020 and January 26, 2021, we sold an aggregate of 761,906 shares of our Class B common stock at an average price of $6.5625 per share for total gross proceeds of $5 million in a registered “At the Market” offering through National Securities Corp. and H.C. Wainwright & Co, LLC as sales agents. In connection with this offering, total issuance costs were $215,000. We are using the net proceeds from this offering for general corporate purposes including organic and other growth initiatives.

Between March 17 and June 11, 2021 we sold 663,686 shares at an average price of $15.0674 per share for total proceeds of $10 million in this offering. Total issuance costs were $350,000. We intend to use the net proceeds from this offering for general corporate purposes including organic and other growth initiatives.

In August 2020, we obtained a loan of $181,000 to finance about 82% of our directors’ and officers’ liability and cyber liability insurance policies, at an annual percentage interest rate of 3.89% to be repaid over nine equal monthly installments of $20,490 starting from September 1, 2020. We repaid approximately $161,000 in principal in the nine months ended October 31, 2020.

In the three months ended October 31, 2021 and 2020, we purchased 16,115 shares and 17,630 shares, respectively, of Class B Stock from employees for $232,000 and $26,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

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

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $0.3 million to $2.8 million at October 31, 2021 from $2.5 million at July 31, 2021, primarily due to higher revenue in the three months ended October 31, 2021 when compared to the three months ended July 31, 2021.

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

In the three months ended October 31, 2021, three customers represented 25%, 21% and 12% of our revenue. In the three months ended October 31, 2020, three customers represented 25%, 20% and 12% of our revenue. At October 31, 2021, three customers represented 31%, 29% and 10% of our accounts receivable balance, and at July 31, 2021, two customers represented 37% and 28% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At October 31, 2021, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of October 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2021 due to the material weakness in our internal control over financial reporting described below.

Previously Reported Material Weakness

As disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the fiscal year ended July 31, 2021, we previously identified a material weakness in our internal control over financial reporting related to our disclosure controls and procedures over the evaluation of the valuation allowance against deferred tax assets, which has been outsourced to an outside accounting firm since fiscal 2018, which were not operating effectively.

Remediation

The outside accounting firm has agreed to appoint another tax partner to perform a final review of the tax provision work prepared by the engagement team.

We will continue to monitor the effectiveness of this additional procedure and control and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting.  Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 8 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no other material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEDGE, INC.

December 14, 2021	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

December 14, 2021	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer