Form 10-Q
period 2022-01-31
Zedge, Inc.
filed 2022-03-16
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐  No  ☒

As of March 14, 2022, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	13,875,275 shares outstanding

ZEDGE, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

 (Unaudited)

	January 31,	July 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$30,016	$24,908
Trade accounts receivable, net of allowance of $0 at January 31, 2022 and July 31, 2021	3,241	2,545
Prepaid expenses	285	111
Other current assets	108	49
Total current assets	33,650	27,613
Property and equipment, net	1,770	1,980
Intangible assets, net	6,488	-
Goodwill	2,228	2,262
Deferred tax assets, net	527	477
Other assets	318	5,145
Total assets	$44,981	$37,477
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$417	$585
Due to seller of Emojipedia	1,879	-
Accrued expenses and other current liabilities	2,769	1,771
Deferred revenues	1,782	1,821
Total current liabilities	6,847	4,177
Other liabilities	96	145
Total liabilities	6,943	4,322
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at January 31, 2022 and July 31, 2021	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 13,949 shares issued and 13,875 shares outstanding at January 31, 2022, and 13,923 shares issued and 13,865 ouststanding at July 31, 2021	139	139
Additional paid-in capital	42,479	41,664
Accumulated other comprehensive loss	(1,077)	(997)
Accumulated deficit	(3,174)	(7,554)
Treasury stock, 74 shares at January 31, 2022 and 58 shares at July 31, 2021, at cost	(334)	(102)
Total Stockholders’ equity	38,038	33,155
Total liabilities and Stockholders’ equity	$44,981	$37,477

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021
Revenues	$6,915	$5,314	$12,943	$9,076
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	342	313	652	617
Selling, general and administrative	3,106	2,159	5,838	4,165
Depreciation and amortization	360	324	758	683
Income from operations	3,107	2,518	5,695	3,611
Interest and other income, net	14	5	27	5
Net (loss) gain resulting from foreign exchange transactions	(85)	74	(95)	34
Income before income taxes	3,036	2,597	5,627	3,650
Provision for income taxes	711	319	1,247	327
Net Income	2,325	2,278	4,380	3,323
Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	(222)	365	(80)	206
Total other comprehensive (loss) income	(222)	365	(80)	206
Total comprehensive income	$2,103	$2,643	$4,300	$3,529
Income per share attributable to Zedge, Inc. common stockholders:
Basic	$0.16	$0.18	$0.31	$0.27
Diluted	$0.16	$0.17	$0.29	$0.26
Weighted-average number of shares used in calculation of income per share:
Basic	14,297	12,633	14,289	12,412
Diluted	14,971	13,431	15,007	12,949

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2021	525	$5	13,923	$139	$41,664	$(997)	$(7,554)	$(102)	$33,155
Stock-based compensation	-	-	12	-	319	-	-	-	319
Purchase of treasury stock	-	-	-	-	-	-	-	(232)	(232)
Foreign currency translation adjustment	-	-	-	-	-	142	-	-	142
Net income	-	-	-	-	-	-	2,055	-	2,055
Balance -October 31, 2021	525	$5	13,935	$139	$41,983	$(855)	$(5,499)	$(334)	$35,439
Exercise of stock options	-	-	3	-	7	-	-	-	7
Stock-based compensation	-	-	6	-	446	-	-	-	446
Stock issued for matching contributions to the 401(k) Plan	-	-	5	-	43	-	-	-	43
Foreign currency translation adjustment	-	-	-	-	-	(222)	-	-	(222)
Net income	-	-	-	-	-	-	2,325	-	2,325
Balance – January 31, 2022	525	$5	13,949	$139	$42,479	$(1,077)	$(3,174)	$(334)	$38,038

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2020	525	$5	11,788	$118	$25,725	$(1,085)	$(15,802)	$(76)	$8,885
Stock-based compensation	-	-	39	-	237	-	-	-	237
Purchase of treasury stock	-	-	-	-	-	-	-	(26)	(26)
Foreign currency translation adjustment	-	-	-	-	-	(159)	-	-	(159)
Net Income	-	-	-	-	-	-	1,045	-	1,045
Balance -October 31, 2020	525	$5	11,827	$118	$25,962	$(1,244)	$(14,757)	$(102)	$9,982
Exercise of stock options	-	-	312	3	393	-	-	-	396
Stock-based compensation	-	-	8	-	113	-	-	-	113
Stock issued for matching contributions to the 401(k) Plan	-	-	7	-	39	-	-	-	39
Proceeds from sales of Class B Common Stock	-	-	762	8	4,777	-	-	-	4,785
Foreign currency translation adjustment	-	-	-	-	-	365	-	-	365
Net income	-	-	-	-	-	-	2,278	-	2,278
Balance – January 31, 2021	525	$5	12,916	$129	$31,284	$(879)	$(12,479)	$(102)	$17,958

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2022	2021

Operating activities
Net income	$4,380	$3,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	758	683
Stock-based compensation	808	389
Deferred income taxes	(50)	-
Change in assets and liabilities:
Trade accounts receivable	(741)	(1,500)
Prepaid expenses and other current assets	(244)	156
Other assets	1	36
Trade accounts payable and accrued expenses	806	299
Deferred revenue	(39)	375
Net cash provided by operating activities	5,679	3,761
Investing activities
Capitalized software and technology development costs and purchase of equipment	(323)	(401)
Net cash used in investing activities	(323)	(401)
Financing activities
Proceeds from sales of Class B Common Stock	-	5,000
Payment of issuance costs	-	(215)
Repayment of insurance premium loan payable	-	(100)
Proceeds from exercise of stock options	7	396
Purchase of treasury stock in connection with restricted stock vesting	(232)	(26)
Net cash (used in) provided by financing activities	(225)	5,055
Effect of exchange rate changes on cash and cash equivalents	(23)	82
Net increase in cash and cash equivalents	5,108	8,497
Cash and cash equivalents at beginning of period	24,908	5,111
Cash and cash equivalents at end of period	$30,016	$13,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$309	$1
Cash payments made for interest expenses	$-	$2

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquistion of Emojipedia through release of escrow funds of $4,776, due to seller of $1,923 and legal fee of $12	$6,711	$-
Accounts receivable from certain Emojipedia websites collected by Seller	$45	$-
Note payable issued for insurance premium financing	$-	$181

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its subsidiaries, Zedge Europe AS and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022 or any other period. The balance sheet at July 31, 2021 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2022 refers to the fiscal year ending July 31, 2022).

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the global impact of the COVID-19 pandemic. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. The Company adopted this new accounting standard on August 1, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires consideration of forward-looking information to calculate credit loss estimates. These changes will result in an earlier recognition of credit losses. The Company’s financial assets held at amortized cost include accounts receivable. The amendments in ASU 2020-05 deferred the effective date for Topic 326 to fiscal years beginning after December 15, 2022. The Company will adopt the new standard effective August 1, 2023 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers. ASU 2021-08 requires an acquirer in a business combination to recognize and measure deferred revenue from acquired contracts using the revenue recognition guidance in Accounting Standards Codification Topic 606, rather than the prior requirement to record deferred revenue at fair value. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company will adopt the new standard effective August 1, 2023 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

With the exception of the standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended January 31, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, that are of significance or potential significance to the Company.

Significant Accounting Policies

Other than intangible assets described below, there have been no material changes to the Company’s significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Intangible Assets-Net

Intangible assets (see Note 16) are carried at cost, less accumulated amortization, unless a determination has been made that their value has been impaired. Intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There have been no impairment charges recorded in the six months ended January 31, 2022 presented in the accompanying unaudited condensed consolidated financial statements.

Related Party Transactions

The Company has certain routine transactions with certain related parties. The related parties and nature of these transactions are described in Note 13 of the consolidated financial statements included in the Form 10-K for the fiscal year ended July 31, 2021.

Note 2—Revenue

Disaggregation of Revenue

The following table summarizes revenue by type of monetization mechanisms of the Zedge App and other revenues, including Emojipedia revenues. for the periods presented:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Advertising revenue	$5,437	$4,399	$10,006	$7,385
Paid subscription revenue	953	809	1,913	1,459
Other revenues	525	106	1,024	232
Total revenues	$6,915	$5,314	$12,943	$9,076

Contract Balances

Deferred revenues

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of January 31, 2022, the Company’s deferred revenue balance related to paid subscriptions was approximately $1,505,000, representing approximately 762,000 active subscribers including those under the account hold designation implemented by Google Play on November 1, 2020. Account hold is a subscription state that begins when a user’s form of payment fails and the three-day grace period has ended without payment resolution. The account hold period lasts for up to 30 days. As of July 31, 2021, the Company’s deferred revenue balance related to paid subscriptions was approximately $1,603,000, representing approximately 752,000 active subscribers. The amount of revenue recognized in the six months ended January 31, 2022 that was included in the deferred balance at July 31, 2021 was $1,218,000.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of January 31, 2022, and July 31, 2021, the Company’s deferred revenue balance related to Zedge Premium was approximately $277,000 and $218,000, respectively.

Total deferred revenues decreased by $39,000 from $1,821,000 at July 31, 2021 to $1,782,000 at January 31, 2022, primarily attributed to the decline in new subscriptions sales in the three and six months ended January 31, 2022 when compared to the prior periods.

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

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2022
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$67	$-	$67

July 31, 2021
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$54	$-	$54

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at January 31, 2022 and July 31, 2021 included trade accounts receivable, trade accounts payable, and due to seller of Emojipedia. The carrying amounts of the trade accounts receivable, trade accounts payable, and due to seller of Emojipedia approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar (USD) to Norwegian Kroner (NOK) and USD to Euro (EUR) exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 9). The Company does not apply hedge accounting to these contracts, and therefore the changes in fair value are recorded in unaudited condensed consolidated statements of comprehensive income. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at January 31, 2022, were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Feb-22	225,000	1,967,896
Mar-22	225,000	1,968,684
Apr-22	225,000	1,969,696
May-22	225,000	1,970,619

Total	$900,000	7,876,895

Settlement Date	U.S. Dollar Amount	EUR Amount
Feb-22	225,000	189,037
Mar-22	225,000	188,926
Apr-22	225,000	188,800
May-22	225,000	188,673

Total	$900,000	755,436

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows:

		January 31,	July 31,
Assets and Liabilities Derivatives:	Balance Sheet Location	2022	2021
Derivatives not designated or not qualifying as hedging instruments		(in thousands)
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$67	$54

The effects of derivative instruments on the consolidated statements of comprehensive income were as follows:

		Thre Months Ended January 31,		Six Months Ended January 31,
Amount of Gain (Loss) Recognized on Derivatives		2022	2021	2022	2021
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	(in thousands)		(in thousands)
Foreign exchange forward contracts	Net gain (loss) resulting from foreign exchange transactions	$(127)	$92	(117)	$51

Note 5—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,	July 31,
	2022	2021
	(in thousands)
Accrued vacation	$474	$424
Accrued income taxes payable	1,250	264
Accrued payroll taxes	246	291
Accrued payroll and bonuses	211	374
Operating lease liability	91	86
Derivative liability	67	54
Due to artists	337	246
Other	93	32
Total accrued expenses and other current liabilities	$2,769	$1,771

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

On November 10, 2021, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 325,000 shares to an aggregate of 1,846,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 12, 2022. At January 31, 2022, there were 434,000 shares of Class B common stock available for awards under the 2016 Incentive Plan before accounting for the 204,000 contingently issuable shares related to the DSUs with both service and market conditions discussed below.

Stock Options

In August and October 2020, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase an aggregate of 90,849 shares of Class B common stock to various individuals including company executives, employees and consultants. Options with respect to 30,000 shares vested upon grant with the remaining options with respect to 60,849 shares vesting over a three-year period. Grant date fair value related to the 30,000 vested options was $32,000 which was expensed immediately. Unrecognized compensation expense related to the 60,649 options grants was an aggregate of $64,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

In October 2020, the Compensation Committee extended the expiration date of options to purchase approximately 182,000 shares of the Company’s Class B common stock held by one of the Company’s executive officers, from January 31, 2022 to May 31, 2026. Such options are fully vested and were granted under the Company’s 2008 Stock Option and Incentive Plan. The options have an exercise price of $1.73 per share. Compensation expense related to this modification was $78,000 and was fully expensed on the modification date.

In December 2020 and January 2021, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase an aggregate of 37,000 shares of Class B common stock to four employees vesting over a three to four year period. Unrecognized compensation expense related to these options grants was an aggregate of $141,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

In October 2021, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase an aggregate of 15,250 shares of Class B common stock to three of its non-executive employees based in Lithuania and one consultant, vesting over a four-year period. Unrecognized compensation expense related to the 15,250 options grants was an aggregate of $163,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

In November 2021 and January 2022, the Compensation Committee of the Company’s Board of Directors approved grants of options to purchase an aggregate of 12,500 shares of Class B common stock to three employees vesting over a four-year period. Unrecognized compensation expense related to these options grants was an aggregate of $97,000 based on the estimated fair value of the options on the grant date. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

The fair value of each grant of stock options was estimated on the respective date of grant using a Black-Scholes valuation model (“BSM”) and the assumptions in the following table. Expected volatility is based on historical volatility of the Company’s Class B common stock. The Company uses the simplified method to estimate the expected term of the stock-based payments granted due to the limited history of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company used the following weighted average assumptions in its BSM pricing model:

Six months ended January 31,	2022	2021
Expected term	6.0 years	6.0 years
Volatility	92.6%	91.8%
Risk free interest rate	1.4%	0.5%
Dividends	—	—

At January 31, 2022, unrecognized compensation expense related to unvested stock options was an aggregate of $719,000.

Deferred Stock Units (DSUs)

On September 7, 2021, the Company granted a total of 291,320 DSUs to 64 of its employees and consultants. Each DSU represents the right to receive one share of the Company’s Class B common stock.

Vesting of 30% (or 87,396) of the DSUs is based on the grantee remaining in service to the Company and will take place as to 25% on such DSUs on September 7, 2022, as to an additional 33% of such DSUs on September 7, 2023, and as to the remaining DSUs on September 7, 2024.

Vesting of the remaining 70% (or 203,924) of the DSUs is subject to continued service as well as a market condition (“DSUs with a market condition”). These DSUs will vest if the grantee remains in service to the Company and only if the aggregate market capitalization of the Company’s equity securities has reached or exceeded $451 million for five consecutive trading days between the grant date and the vest date. Subject to satisfaction of both of those conditions, 25% of such DSUs will vest on September 7, 2022, up to 58% (the 25% eligible to vest in 2022 and an additional 33%) of such DSUs will vest on September 7, 2023, and up to 100% will vest on September 7, 2024. In the event the market capitalization condition has not been met prior to a vesting date, but is met by a subsequent vesting date, all DSUs with a market condition eligible for vesting prior to that date shall vest. In the event that the market capitalization condition has not been met by September 7, 2024, the DSUs with a market condition shall expire.

The DSUs with a market condition have been valued by the Company using a Monte Carlo simulation model. The Monte Carlo simulation methodology estimates the future equity value of Zedge on a risk-neutral basis. Their mean value indication for a single DSU was $7.19 and their mean standard of error was less than 1%. Total grant date fair value for these DSUs with both service and market conditions was approximately $1.5 million. The unrecognized compensation expense is being recognized on a graded vesting method over the vesting period.

Total grant date fair value for the remaining 30% DSUs without market-based condition was approximately $1.3 million. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

At January 31, 2022, unrecognized compensation expense related to unvested DSUs was an aggregate of $2.3 million.

In the six months ended January 31, 2022 and 2021, the Company purchased 4,450 shares and 5,625 shares of Class B common stock from various employees for $72,000 and $8,000, respectively, to satisfy tax withholding obligations in connection with the vesting of DSUs.

Restricted Stock Awards

In November 2020, the Compensation Committee and the Corporate Governance Committee of our Board of Directors approved a grant of 92,593 restricted shares of the Company’s Class B common stock to our Executive Chairman Michael Jonas. Mr. Jonas agreed to accept all of his compensation for his service as Executive Chairman during fiscal 2021 in the form of equity in the Company and to make receipt of such equity compensation contingent on the Company achieving certain milestones relative to its fiscal 2021 budget. The grant was made at that time because the milestones previously set were achieved. These shares shall vest in equal amounts on February 7, 2022, 2023 and 2024. These shares had an aggregate grant date fair value of $350,000 which is being amortized on a straight-line basis over the vesting period.

In October 2020, the Compensation Committee approved a grant of 10,619 restricted shares of Class B common stock to each of Mr. Elliot Gibber and Mr. Howard Jonas which were fully vested on grant. These shares had an aggregate grant date fair value of $30,000 and have been fully expensed accordingly.

In our accompanying condensed consolidated statements of operations and comprehensive income, we recognized stock-based compensation of $446,000 and $765,000 for our employees and non-employees for the three and six months period ended January 31, 2022, respectively, and $113,000 and $350,000 for the three and six months period ended January 31, 2021, respectively.

At January 31, 2022, unrecognized compensation expense related to unvested restricted stock awards was an aggregate of $222,000.

In the six months ended January 31, 2022 and 2021, the Company purchased 11,665 shares and 12,005 shares respectively of Class B common stock from certain employees for $160,000 and $18,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Basic weighted-average number of shares	14,297	12,633	14,289	12,412
Effect of dilutive securities:
Stock options	584	698	624	472
Non-vested restricted Class B common stock	68	73	72	44
Deferred stock units	22	27	22	21
Diluted weighted-average number of shares	14,971	13,431	15,007	12,949

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock options	65	14	57	215
Non-vested restricted Class B common stock	-	-	-	-
Deferred stock units	289	-	230	-
Shares excluded from the calculation of diluted earnings per share	354	14	287	215

Note 8—Contingencies

Legal Proceedings

The Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 9—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two-year term which was extended twice for another two two-year term expiring September 26, 2022. At the Company’s request in September 2020, advances under this facility have been reduced to the lesser of $2.0 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2022. The Company is required to pay an annual facility fee of $10,000 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At January 31, 2022 and July 31, 2021, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At January 31, 2022, there were $1.8 million of outstanding foreign exchange contracts with the majority being less than six months tenor under the credit facility, which reduced the available borrowing under the revolving credit facility by $180,000.

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

Net long-lived assets and total assets, other than goodwill and investment in private company, held outside of the United States, which are located primarily in Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
January 31, 2022	$8,182	$345	$8,527
July 31, 2021	$1,900	$399	$2,299

Total assets:
January 31, 2022	$40,121	$4,860	$44,981
July 31, 2021	$32,745	$4,732	$37,477

Note 11— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $195,000 and $243,000 at January 31, 2022 and July 31, 2021, respectively.

There were no other material changes in the Company’s operating and finance leases in the three and six months ended January 31, 2022, as compared to the disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

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

The Company expects its overall effective tax rate for fiscal year ending July 31, 2022 to be approximately 22.8%. The effective tax rate differed from the United States federal statutory tax rate of 21% due to certain factors with temporary impact primarily related to the equity compensation expenses. During the six months ended January 31, 2022, the Company accounted for a discrete item related to restricted stock windfall (vesting date fair market value above the grant date fair market value) which resulted in a net effective tax rate of 22.1%.

Comparatively for the prior period, at July 31, 2020, the Company had available net operating loss (“NOL”) carryforwards from domestic operations of approximately $5.6 million for U.S. federal taxes and $5.9 million for state and local taxes, to offset future taxable income. The Company also had available NOL carryforwards of approximately $433,000 to offset future foreign taxable income. The Company expects to utilize these NOL carryforwards to offset the taxable income and reduced its effective tax rate from 21% to 8.9% for the fiscal year ended July 31, 2021.

As of January 31, 2022, the Company had $527,000 of deferred tax assets for which it has not established a valuation allowance, related to U.S. federal and state taxes and for a certain international subsidiary. The Company completed its reassessment of the ability to realize these assets and concluded that a valuation allowance was not required.

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

On November 25, 2020, the Company submitted the PPP Loan Forgiveness Application Form 3508EZ and on May 21, 2021, the Company was notified that such application for the loan forgiveness had been approved and the loan, including accrued interest, had been deemed satisfied in full by the Small Business Administration to Western Alliance Bank. The Company therefore recorded a gain of forgiveness of debt of $218,000 in the three months ended July 31, 2021.

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

On March 16, 2021, the Company filed a prospectus supplement with the SEC which contemplated the sale, for a gross aggregate sale price of up to $10,000,000, of shares of the Company’s Class B common stock, from time to time in “at the market offerings” pursuant to an At Market Issuance Sales Agreement with National Securities Corporation and Maxim Group LLC (the “New Sales Agents”), dated as of March 16, 2021 (the “New ATM Sales Agreement”), pursuant to which we sold 663,686 shares at an average price of $15.0674 per share for total proceeds of $10 million. In connection with this offering, we incurred a total issuance costs of $350,000. We intend to use the net proceeds from this offering for working capital and other general corporate purposes.

Note 15—Acquisition

Pursuant to an Asset Purchase Agreement, on August 1, 2021 (“Closing”), the Company consummated the acquisition of substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The total purchase price of the assets has been determined to be $6.7 million of which $4.8 million was paid on August 2, 2021 with the remaining $1.9 million to be paid out in two equal installments on the six-month and twelve-month anniversary of the Closing. The final purchase price of $6.7 million was $194,000 lower than initially estimated.

The assets purchased include emojipeida.org, a set of smaller websites, a bank of emoji related URLs and other assets related to the seller’s business, including World Emoji Day, the annual World Emoji Awards, and Emojitracker. The asset purchase does not qualify as a business combination under FASB ASC 805, Business Combinations, and has therefore been accounted for as an asset acquisition. The total purchase price for this acquisition was allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years.

The results of operations for this acquisition are included in the Company’s Consolidated Statements of Operations and Comprehensive Income since the date of the acquisition. Actual and pro forma revenue and results of operations for this acquisition have not been presented because they do not have a material impact on the consolidated results of operations.

Note 16—Intangible Assets

The following table presents the detail of intangible assets as of July 31, 2021 and January 31, 2022 (in thousands):

Estimated future amortization expense as of January 31, 2022 is as follows (in thousands):

Remainder of fiscal 2022	$223
Fiscal 2023	447
Fiscal 2024	447
Fiscal 2025	447
Fiscal 2026	447
Thereafter	4,477
Total	$6,488

Note 17—Subsequent Event

On March 4, 2022, the Company entered into foreign exchange contracts as set forth below:

Settlement Date	U.S. Dollar Amount	NOK Amount
Jun-22	225,000	1,999,125
Jul-22	225,000	1,999,800
Aug-22	225,000	2,000,025
Sep-22	225,000	2,000,250
Oct-22	225,000	2,000,700
Nov-22	225,000	2,000,925

Total	$1,350,000	12,000,825

Settlement Date	U.S. Dollar Amount	EUR Amount
Jun-22	225,000	203,381
Jul-22	225,000	203,105
Aug-22	225,000	202,812
Sep-22	225,000	202,484
Oct-22	225,000	202,156
Nov-22	225,000	201,848

Total	$1,350,000	1,215,787

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Overview

We own a portfolio of leading digital consumer brands that, as January 31, 2022, served 45 million monthly active users across the globe. Our portfolio consists of Zedge Ringtones and Wallpapers (“Zedge App”), Shortz and, as of the beginning of August of 2021, Emojipedia.

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

Our Zedge App has been installed approximately 541 million times, and at January 31, 2022, boasted approximately 36 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our Zedge App has consistently ranked as one of the most popular free apps in the Google Play store in the United States. Historically, we have not made a material investment in paid user acquisition for our Zedge App.

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

In January 2019, we started offering freemium Zedge App Android users the ability to convert into paying subscribers for, amongst other things, the ability to remove unsolicited advertisements from our Zedge App. As of January 31, 2022, we had approximately 762,000 active paid subscribers.

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

On August 1, 2021, we acquired Emojipedia, the world’s leading authority dedicated to providing up to date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards, and Emojitracker, which provides real time visualization of all emoji symbols used on Twitter. In January 2022 Emojipedia receives approximately 45 million monthly page views and has approximately 8.6 million monthly active users of which approximately 50% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a voting member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Facebook and Twitter.

In December of 2021 we introduced ‘NFTs Made Easy’ to select Zedge Premium artists initially interested in selling single edition, tokenized, video wallpapers. Our all-in-one platform allows creators to self-publish, mint and sell their NFTs simply by selecting the NFT option within our self-publishing platform and without the need for them to be cryptocurrency experts or technology wizards. ‘NFTs Made Easy’ is currency agnostic and allows consumers to purchase NFTs with Zedge tokens acquired via in-app purchases, eliminating the need to set up a crypto wallet to buy cryptocurrencies. Over time we expect to expand the offering with features including features like numbered editions, drop dates and new content types.

Over the past several years, our Zedge App has experienced a continuing decline in its MAU in well-developed markets with growth of MAU in emerging markets, so that users in emerging markets represent an increasing portion of our user base. In addition, the rate of user growth in emerging markets slowed in the first half of fiscal 2022 compared to prior periods. As of January 31, 2022, users in emerging markets represented 77% of the MAU for our Zedge App compared to 73% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets. In the second quarter of fiscal 2022, users in emerging markets grew by 7.3% while users in well-developed economies declined 10.5% when compared to the same period in fiscal 2021. As of January 31, 2022, approximately 41% of our Zedge App’s user base was located in North America (20%) and Europe (including Eastern Europe, 21%), compared with 42% (North America, 20% and Europe 22%) as of July 31, 2021. The remaining 58% of the user base was primarily located in emerging markets with 27% located in India.

MAU growth is tightly coupled with new user growth. Historically, our relatively high ranking in the Google Play store has been one of the primary drivers for securing new users. Although still an important factor, we now also dedicate resources to growth initiatives, both organic and paid. We have started increasing paid user acquisition spend while monitoring results to ensure that the investment is yielding a positive return on investment. With time, we believe that we can change our growth dynamic in well-developed markets and return to more robust growth in all markets. Aside from targeted growth initiatives, we need to continually improve the core user experience, test different mechanisms and content verticals that may spur growth and capitalize on the role that Zedge Premium artists can have on driving new users into the Zedge platform.

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

In February of 2022 the Russian Federation invaded Ukraine. As a result, many governments and businesses imposed trade and economic sanctions on the Russian Federation and Belarus. Zedge has a small user base in Russia and Belarus; however, it also has a development center in Vilnius, Lithuania, which is approximately 40 kilometers from the Belarussian border. In the event that the conflict broadens to additional countries, Zedge may experience a slowdown relating to relocating personnel and/or employees being drafted into military or public service. At present, the Company is working on contingency planning to be in a position to minimize any potential interruptions.

During the quarters ended January 31, 2022 and 2021, we generated approximately 79% and 83%, respectively, of our revenues from selling our Zedge App’s advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge App because of its sizable user base.

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

In January 2019, we started offering paid subscriptions to our Android users which amongst other things removed unsolicited advertisements from our Zedge App. During the first 12 months after a customer’s sign up for the subscription-based product, Google retains up to 30% as a fee, which decreases to 15% from month 13 and beyond. As of January 31, 2022, we had approximately 762,000 active subscribers, 90% of which had subscribed on an annual basis. Since inception in January 2019, subscriptions have generated approximately $8.5 million in gross revenue.

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

Our past results may not be indicative of our future performance, and historical trends in revenue, income (loss) from operations, net income (loss), and net income (loss) per share may differ materially. The key risks facing our business are further described in Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended July 31, 2021, as filed with the SEC.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to capitalized software and technology development costs, revenue recognition, intangible assets and goodwill. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

Please refer to Note 1 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

MAU increased 2.5% in the second quarter of fiscal 2022 when compared to the same period a year ago and increased 6.1% on a sequential basis. Over the past several years, we have experienced a continuing shift in our regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of January 31, 2022, users in emerging markets represented 77% of our MAU compared to 73% a year prior. This shift impacts our business because emerging markets do not monetize as well as well-developed markets due to lower eCPMs and lower monthly and annual subscription sales in these regions coupled with lower priced subscriptions SKUs. However, ARPMAU for the three months ended January 31, 2022 was up approximately 22% when compared to the same period a year ago, pointing to progress we have made in extracting more revenue from our users, particularly from paid subscriptions sales and improvement in ad optimization. ARPMAU improved 12.8% on a sequential basis.

	Three Months Ended January 31,
(in millions, except ARPMAU - Zedge App)	2022	2021	% Change
MAU - Zedge App	36.3	35.4	2.5%
Developed Markets MAU - Zedge App	8.5	9.5	-10.5%
Emerging Markets MAU - Zedge App	27.8	25.9	7.3%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	77%	73%	4.9%

ARPMAU - Zedge App	$0.0601	$0.0492	22.2%

	Three Months Ended January 31,	Three Months Ended October 31,
(in millions, except ARPMAU)	2022	2021	% Change
MAU - Zedge App	36.3	34.2	6.1%
Developed Markets MAU - Zedge App	8.5	8.4	1.0%
Emerging Markets MAU - Zedge App	27.8	25.8	7.8%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	77%	75%	1.6%

ARPMAU - Zedge App	$0.0601	$0.0533	12.8%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight quarters ended January 31, 2022:

*	Please note the MAU-Zedge App graph above excludes MAU for the Emojipedia.org of approximately 8.6 million for the month of January 31, 2022.

Results of Operations

Three and Six Months ended January 31, 2022 Compared to Three and Six Months ended January 31, 2021

	Three Months Ended January 31,		Change		Six Months Ended January 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Revenues	$6,915	$5,314	$1,601	30.1%	$12,943	$9,076	$3,867	42.6%
Direct cost of revenues	342	313	29	9.3%	652	617	35	5.7%
Selling, general and administrative	3,106	2,159	947	43.9%	5,838	4,165	1,673	40.2%
Depreciation and amortization	360	324	36	11.1%	758	683	75	11.0%
Income from operations	3,107	2,518	589	23.4%	5,695	3,611	2,084	57.7%
Interest and other income, net	14	5	9	180.0%	27	5	22	440.0%
Net (loss) gain resulting from foreign exchange transactions	(85)	74	(159)	nm	(95)	34	(129)	nm
Provision for income taxes	711	319	392	122.9%	1,247	327	920	281.3%
Net Income	$2,325	$2,278	$47	2.1%	$4,380	$3,323	$1,057	31.8%

nm—not measurable

Revenues

The following table sets forth the composition of our revenues for the three and six months ended January 31, 2022 and 2021:

	Three Months Ended		Six Months Ended
	January 31,		January 31,		% Changes
	2022	2021	2022	2021	Three Months	Six Months
	(in thousands)		(in thousands)
Advertising revenue	$5,437	$4,399	$10,006	$7,385	24%	35%
Paid subscription revenue	953	809	1,913	1,459	18%	31%
Other revenues	525	106	1,024	232	395%	341%
Total revenues	$6,915	$5,314	$12,943	$9,076	30%	43%

Advertising revenue. Advertising revenue increased 24% and 35% in the three and six months ended January 31, 2022, respectively, compared to the three and six months ended January 31, 2021, primarily due to improvement in our ad optimizations and higher advertising rates.

Paid subscription revenue.  We rolled out a subscription-based product on Android in January 2019, whereby users of our Zedge app could pay a monthly or annual fee to remove unsolicited ads when using our Zedge app. We employ a regional pricing strategy in order to improve conversions. The U.S. constitutes our largest subscriber base and we generally charge $0.99 per month and $4.99 per year. We generated $897,000 and $1,816,000 in gross prepaid subscription in the three and six months ended January 31, 2022, respectively, compared to $952,000 and $1,816,000 in the three and six months ended January 31, 2021. The 6% decline in gross prepaid subscription sale for the three months ended January 31, 2022 when compared to the same period a year ago was due to approximately 10% decline in new installs in the well-development markets in the corresponding periods. We expect that from time to time the prices of our subscription in each country/region may change and we may test other plan and price variations.

The following table summarizes subscription revenue for the three and six months ended January 31, 2022 and 2021:

	Three Months Ended			Six Months Ended
	January 31,			January 31,
	2022	2021	% Change	2022	2021	% Change
		(in thousands, except revenue per subscriber and percentages)
Revenues	$953	$809	18%	$1,913	$1,459	$31%
Active subscriptions net additions	-1	102	-100%	10	207	-95%
Active subscriptions at end of period	762	711	7%	762	711	7%
Average active subscriptions	765	669	14%	762	612	25%
Average monthly revenue per active subscription	$0.42	$0.40	5%	$0.42	$0.40	$5%

Zedge Premium. In the three and six months ended January 31, 2022, gross transaction value (the total sales volume transacting through the platform), or “GTV,” generated from Zedge Premium were $434,000 and $763,000, respectively, compared to $211,000 and $419,000 in the three and six months ended January 31, 2021. In the three and six months ended January 31, 2021 net revenue generated from Zedge Premium were $241,000 and $428,000, respectively, compared to $103,000 and $228,000 in the three and six months ended January 31, 2021. The gross and net revenue growth in Zedge Premium can be attributed to the investment we made in our new content management system as well as the landing page redesign.

Revenue from Zedge Premium, web-based advertising revenues from Emojipedia and other related sites, as well as revenues generated by Shortz, are reported under Other Revenues, and those offerings constitute potential growth drivers in the quarters to come.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended January 31,			Six Months Ended January 31,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Direct cost of revenues	$342	$313	9.3%	$652	$617	5.7%
As a percentage of revenues	4.9%	5.9%		5.0%	6.8%

Direct cost of revenues increased 9.3% and 5.7% in the three and six months ended January 31, 2022, respectively, compared to three and six months ended January 31, 2021. The increase in the direct cost of revenues can be attributed to the new data analytic tool provided by Google Cloud: Cloud Computing Services.

As a percentage of revenue, direct cost of revenues in three and six months ended January 31, 2021 were 4.9% and 5.0%, respectively, compared to 5.9% and 6.8%, in the three and six months ended January 31, 2020, primarily due to significantly higher revenue in the current periods and the fixed nature of many of our direct cost of revenues.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, recruiting fees, facilities, marketing, content acquisition costs, consulting, professional fees, software licensing (“SaaS”) and public company related expenses.

	Three Months Ended January 31,			Six Months Ended January 31,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Selling, general and administrative	$3,105	$2,159	43.8%	$5,838	$4,165	40.2%
As a percentage of revenues	44.9%	40.6%		45.1%	45.9%

SG&A expense increased 43.8% and 40.2% in the three and six months ended January 31, 2022, respectively, compared to the three and six months ended January 31, 2021. This increase was primarily attributable to higher compensation costs resulting from additional headcount, higher stock-based compensation as discussed below, higher professional fees offset by reductions in discretionary expenses.

As a percentage of revenue, SG&A expense in the three and six months ended January 31, 2021 were 44.9% and 45.1%, respectively, compared to 40.6% and 45.9%, in the three and six months ended January 31, 2021.

Our headcount totaled 63 as of January 31, 2022 compared to 46 as of January 31, 2021 with the majority of our employees currently based in Lithuania.

SG&A expense also included stock-based compensation expense which were $489,000 and $808,000 for the three and six months ended January 31, 2021, respectively, compared to $152,000 and $389,000 for the three and six months ended January 31, 2021. Stock-based compensation includes equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401(k) matching contributions. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 6 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service, and amortization of intangible assets.

	Three Months Ended January 31,			Six Months Ended January 31,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Depreciation and amortization	$360	$324	11.1%	$758	$683	11.0%
As a percentage of revenues	5.2%	6.1%		5.9%	7.5%

Depreciation and amortization expenses increased approximately 11% in both three and six months ended January 31, 2022, compared to three and six months ended January 31, 2021. This increase was primarily attributable to the amortization of intangible assets related to the Emojipedia acquisition which was completed on August 1, 2021.

Interest and other income, net. Interest and other income, net in the three and six months ended January 31, 2022 increased $7,000 and $22,000 respectively when compared to the same periods in fiscal 2021 due to higher cash balance resulting from cash flows provided by operating activities and financing activities in fiscal 2021.

	Three Months Ended January 31,			Six Months Ended January 31,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Interest and other income, net	$14	$5	180.0%	$27	$5	440.0%
As a percentage of revenues	0.2%	0.1%		0.2%	0.1%

Net (loss) gain resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended January 31,			Six Months Ended January 31,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Net loss resulting from foreign exchange transactions	$(85)	$74	nm	$(95)	$34	nm
As a percentage of revenues	-1.2%	1.4%		-0.7%	0.4%

In the three and six months ended January 31, 2021, we realized losses of $127,000 and $117,000, respectively, from NOK and EUR hedging activities, compared to gains of $92,000 and $51,000, respectively in the three and six months ended January 31, 2021.

Provision for income taxes. The tax expense consists of federal and state taxes based on taxable income and allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiaries reside.

	Three Months Ended January 31,			Six Months Ended January 31,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Provision for income taxes	$711	$319	122.9%	$1,247	$327	281.3%
As a percentage of revenues	10.3%	6.0%		9.6%	3.6%

Our tax provision or benefit for income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period.

We expect our overall effective tax rate for fiscal year ending July 31, 2022 to be approximately 22.8%. The effective tax rate differed from the United States federal statutory tax rate of 21% due to certain factors with temporary impact primarily related to the equity compensation expenses. During the six months ended January 31, 2022, we accounted for a discrete item related to restricted stock windfall (vesting date fair market value above the grant date fair market value) which resulted in a net effective tax rate of 22.1%.

As of January 31, 2022, we had $527,000 of deferred tax assets for which it has not established a valuation allowance, related to the U.S. federal states and certain international subsidiary. The Company completed its reassessment of the ability to realize these assets and concluded that a valuation allowance was not required.

We are subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where we are subject to potential examination by tax authorities include the United States, Norway and Lithuania.

Liquidity and Capital Resources

General

At January 31, 2022, we had cash and cash equivalents of $30.0 million and working capital (current assets less current liabilities) of $26.9 million, compared to $24.9 million and $23.4 million, respectively, at July 31, 2021. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending March 16, 2023. During fiscal 2021, we raised an aggregate of $15 million through sales of equity in At the Market offerings. We also maintain a revolving line of credit of up to $2.0 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the six months ended January 31, 2022 and 2021:

	Six Months Ended January 31,
(in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$5,679	$3,761
Investing activities	(323)	(401)
Financing activities	(225)	5,055
Effect of exchange rate changes on cash and cash equivalents	(23)	82
Increase in cash and cash equivalents	$5,108	$8,497

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities increased $1.9 million in the six months ended January 31, 2022 to $5.7 million from $3.7 million in the six months ended January 31, 2021, primarily attributable to the higher revenues generated from our service offerings, principally advertising and paid subscription revenues.

Investing Activities

Pursuant to an Asset Purchase Agreement, on August 1, 2021 (“Closing”), we acquired substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The final purchase price of the assets has been determined to be $6.7 million of which $4.8 million was paid on August 2, 2021 with the remaining $1.9 million to be paid out on the six-month and twelve-month anniversary of the Closing. That $4.8 million was funded into an escrow account on July 30, 2021 and classified as other assets on our balance sheet as of July 31, 2021.

Cash used in investing activities in six months ended January 31, 2022 and 2021 consisted mostly of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

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

In the six months ended January 31, 2022 and 2021, we issued 3,666 shares and 312,287 shares respectively of Class B common stock and received $7,000 and $396,000 respectively, in connection with options exercised during the period.

In the six months ended January 31, 2022 and 2021, we purchased 16,115 shares and 17,630 shares, respectively, of Class B common stock from employees for $232,000 and $26,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

We maintain a credit facility of up to $2.0 million provided by Western Alliance Bank which is more fully described in Note 9 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $0.7 million to $3.2 million at January 31, 2022 from $2.5 million at July 31, 2021, primarily due to higher revenue in the preceding two months ended January 31, 2022 when compared to the same period ended July 31, 2021.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from digital advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. MoPub (owned by Twitter until it was sold to AppLovin on January 3, 2022), Google, Facebook and Applovin, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In the six months ended January 31, 2022, three customers represented 25%, 23% and 12% of our revenue. In the six months ended January 31, 2021, three customers represented 31%, 22% and 12% of our revenue. At January 31, 2022, two customers represented 39% and 29% of our accounts receivable balance, and at July 31, 2021, two customers represented 37% and 28% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At January 31, 2022, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2022.

Changes in Internal Control over Financial Reporting. Other than the remediation discussed below, there were no changes in our internal control over financial reporting during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Previously Reported Material Weakness

Management previously identified a material weakness in internal control over financial reporting related to accounting for taxes, which is disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the fiscal year ended July 31, 2021. Specifically, we determined that our management review controls related to valuation allowance against deferred tax assets were ineffective.

Remediation

In order to remediate the material weakness, we designed and implemented the following internal controls:

●	We have historically engaged tax consultants to prepare and review the Company’s income tax provision. The tax consultants appointed a second tax partner as an independent reviewer to perform a final review of the tax provision work prepared by its engagement team.

●	The chief financial officer performed a final review of the tax provision, which is performed at a more granular level than in the past, and performed at a sufficient level of precision. This review involves a detailed review of the tax provision schedules prepared by the tax consultants. This includes, among other procedures, assessing the completeness and accuracy of amounts included in the tax provision schedules, reconciling amounts in the tax provision schedules to the Company’s records, reviewing the mathematical accuracy of the schedules, understanding key fluctuations in the tax accounts, and reviewing that amounts recorded in the financial statements for income taxes reconciles to the tax provision schedules.

We believe our material weakness related to accounting for taxes has been remediated and that our internal control processes over financial reporting are effective as January 31, 2022.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 8 to the Unaudited Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

ZEDGE, INC.

March 16, 2022	By:	/s/ JONATHAN REICH
Jonathan Reich
Chief Executive Officer

March 16, 2022	By:	/s/ YI TSAI
Yi Tsai
Chief Financial Officer