Form 10-Q
period 2022-04-30
Zedge, Inc.
filed 2022-06-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 10, 2022, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	14,501,517 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ZEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

(Unaudited)

	April 30,	July 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$17,095	$24,908
Trade accounts receivable, net of allowance of $0 at April 30, 2022 and July 31, 2021	2,718	2,545
Prepaid expenses	298	111
Other current assets	211	49
Total current assets	20,322	27,613
Property and equipment, net	1,716	1,980
Intangible assets, net	21,602	-
Goodwill	11,031	2,262
Deferred tax assets, net	560	477
Other assets	436	5,145
Total assets	$55,667	$37,477
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,425	$585
Acquisitions related contingent consideration and deferred payment payable	4,358	-
Accrued expenses and other current liabilities	4,422	1,771
Deferred revenues	3,724	1,821
Total current liabilities	13,929	4,177
Contingent consideration payable	2,508	-
Other liabilities	101	145
Total liabilities	16,538	4,322
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at April 30, 2022 and July 31, 2021	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 14,575 shares issued and 14,502 shares outstanding at April 30, 2022, and 13,923 shares issued and 13,865 outstanding at July 31, 2021	146	139
Additional paid-in capital	42,955	41,664
Accumulated other comprehensive loss	(1,272)	(997)
Accumulated deficit	(2,371)	(7,554)
Treasury stock, 74 shares at April 30, 2022 and 58 shares at July 31, 2021, at cost	(334)	(102)
Total stockholders’ equity	39,129	33,155
Total liabilities and stockholders’ equity	$55,667	$37,477

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Revenues	$6,230	$5,252	$19,173	$14,328
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	401	290	1,053	907
Selling, general and administrative	4,064	2,694	9,902	6,859
Depreciation and amortization	423	289	1,181	972
Income from operations	1,342	1,979	7,037	5,590
Interest and other income, net	15	9	42	14
Net (loss) gain resulting from foreign exchange transactions	(125)	(12)	(220)	21
Income before income taxes	1,232	1,976	6,859	5,625
Provision for (benefit from) income taxes	429	(473)	1,676	(147)
Net Income	$803	$2,449	$5,183	$5,772
Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	(195)	129	(275)	335
Total other comprehensive (loss) income	(195)	129	(275)	335
Total comprehensive income	$608	$2,578	$4,908	$6,107
Income per share attributable to Zedge, Inc. common stockholders:
Basic	$0.06	$0.18	$0.36	$0.46
Diluted	$0.05	$0.17	$0.35	$0.43
Weighted-average number of shares used in calculation of income per share:
Basic	14,307	13,676	14,295	12,531
Diluted	14,859	14,570	14,974	13,323

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2021	525	$5	13,923	$139	$41,664	$(997)	$(7,554)	$(102)	$33,155
Stock-based compensation	-	-	12	-	319	-	-	-	319
Purchase of treasury stock	-	-	-	-	-	-	-	(232)	(232)
Foreign currency translation adjustment	-	-	-	-	-	142	-	-	142
Net income	-	-	-	-	-	-	2,055	-	2,055
Balance -October 31, 2021	525	$5	13,935	$139	$41,983	$(855)	$(5,499)	$(334)	$35,439
Exercise of stock options	-	-	3	-	7	-	-	-	7
Stock-based compensation	-	-	6	-	446	-	-	-	446
Stock issued for matching contributions to the 401(k) Plan	-	-	5	-	43	-	-	-	43
Foreign currency translation adjustment	-	-	-	-	-	(222)	-	-	(222)
Net income	-	-	-	-	-	-	2,325	-	2,325
Balance – January 31, 2022	525	$5	13,949	$139	$42,479	$(1,077)	$(3,174)	$(334)	$38,038
Restricted stock issuance in connection with GuruShots acquisition	-	-	626	7	(7)	-	-	-	-
Stock-based compensation	-	-	-	-	483	-	-	-	483
Foreign currency translation adjustment	-	-	-	-	-	(195)	-	-	(195)
Net income	-	-	-	-	-	-	803	-	803
Balance – Apr. 30, 2022	525	$5	14,575	$146	$42,955	$(1,272)	$(2,371)	$(334)	$39,129

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Stock	Equity
Balance – July 31, 2020	525	$5	11,788	$118	$25,725	$(1,085)	$(15,802)	$(76)	$8,885
Stock-based compensation	-	-	39	-	237	-	-	-	237
Purchase of treasury stock	-	-	-	-	-	-	-	(26)	(26)
Foreign currency translation adjustment	-	-	-	-	-	(159)	-	-	(159)
Net Income	-	-	-	-	-	-	1,045	-	1,045
Balance -October 31, 2020	525	$5	11,827	$118	$25,962	$(1,244)	$(14,757)	$(102)	$9,982
Exercise of stock options	-	-	312	3	393	-	-	-	396
Stock-based compensation	-	-	8	-	113	-	-	-	113
Stock issued for matching contributions to the 401(k) Plan	-	-	7	-	39	-	-	-	39
Proceeds from sales of Class B Common Stock	-	-	762	8	4,777	-	-	-	4,785
Foreign currency translation adjustment	-	-	-	-	-	365	-	-	365
Net income	-	-	-	-	-	-	2,278	-	2,278
Balance – January 31, 2021	525	$5	12,916	$129	$31,284	$(879)	$(12,479)	$(102)	$17,958
Exercise of stock options	-	-	185	2	421	-	-	-	423
Stock-based compensation	-	-	93	1	98	-	-	-	99
Proceeds from sales of Class B Common Stock	-	-	489	5	7,096	-	-	-	7,101
Foreign currency translation adjustment	-	-	-	-	-	129	-	-	129
Net income	-	-	-	-	-	-	2,449	-	2,449
Balance – Apr. 30, 2021	525	$5	13,683	$137	$38,899	$(750)	$(10,030)	$(102)	$28,159

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2022	2021

Operating activities
Net income	$5,183	$5,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,181	972
Stock-based compensation	1,291	488
Deferred income taxes	(83)	(542)
Change in assets and liabilities:
Trade accounts receivable	64	(1,336)
Prepaid expenses and other current assets	(274)	171
Other assets	7	75
Trade accounts payable and accrued expenses	2,042	1,651
Deferred revenue	1,903	486
Net cash provided by operating activities	11,314	7,737
Investing activities
Payments for business combination, net of cash acquired	(17,422)	-
Payments for asset acquisitions	(917)	-
Capitalized software and technology development costs and purchase of equipment	(468)	(543)
Investment in private company	-	(50)
Net cash used in investing activities	(18,807)	(593)
Financing activities
Proceeds from sales of Class B common stock	-	12,355
Payment of issuance costs	-	(469)
Repayment of insurance premium loan payable	-	(161)
Proceeds from exercise of stock options	7	819
Purchase of treasury stock in connection with restricted stock vesting	(232)	(26)
Net cash (used in) provided by financing activities	(225)	12,518
Effect of exchange rate changes on cash and cash equivalents	(95)	142
Net (decrease) increase in cash and cash equivalents	(7,813)	19,804
Cash and cash equivalents at beginning of period	24,908	5,111
Cash and cash equivalents at end of period	$17,095	$24,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$309	$1
Cash payments made for interest expenses	$-	$2

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent consideration related to business acquisition	$5,904	$-
Right-of-use assets acquired under operating leases	$86	$-
Acquisition of Emojipedia through release of escrow funds of $4,776, due to seller of $1,923 and legal fee of $12	$6,711	$-
Accounts receivable from certain Emojipedia websites collected by Seller	$45	$-
Note payable issued for insurance premium financing	$-	$181

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its subsidiaries, GuruShots Ltd, Zedge Europe AS and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022 or any other period. The balance sheet at July 31, 2021 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2022 refers to the fiscal year ending July 31, 2022).

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates due to risks and uncertainties, including uncertainty in the current economic environment due to various global events. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. The Company adopted this new accounting standard on August 1, 2021, and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires consideration of forward-looking information to calculate credit loss estimates. These changes will result in an earlier recognition of credit losses. The Company's financial assets held at amortized cost include accounts receivable. The amendments in ASU 2020-05 deferred the effective date for Topic 326 to fiscal years beginning after December 15, 2022. The Company will adopt the new standard effective August 1, 2023 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities From Contracts With Customers. ASU 2021-08 requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance in Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, rather than the prior requirement to record them at fair value. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company will adopt the new standard effective August 1, 2023 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

With the exception of the standard discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended April 30, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, that are of significance or potential significance to the Company.

Significant Accounting Policies

Other than intangible assets described below, there have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Business Combinations

The Company accounts for business combination using the acquisition method of accounting. The Company allocates the purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed and contingent considerations based on their estimated fair values at the acquisition dates. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the unaudited condensed consolidated statements of operations and comprehensive income. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Intangible Assets-Net

Intangible assets (see Note 6) are carried at cost, less accumulated amortization, unless a determination has been made that their value has been impaired. Intangible assets are amortized on a straight-line basis over their estimated useful lives of between five to fifteen years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment charges recorded in the nine months ended April 30, 2022 presented in the accompanying unaudited condensed consolidated financial statements.

Related Party Transactions

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent public-held company. IDT charges the Company for services it provides, and the Company charges IDT for services it provides, pursuant to a Transition Services Agreement (“TSA”). The Company was charged for legal services by IDT in the amounts of $29,600 and $91,600 respectively, for the three and nine month periods ended April 30, 2022, and $25,900 and $98,400 respectively, for the three and nine month periods ended April 30, 2021. The Company charged IDT for consulting services provided to IDT by a Zedge employee in the amounts of $35,100 and $140,000 respectively, for the three and nine month periods ended April 30, 2022, and $33,900 and $119,500, respectively, for the three and nine month periods ended April 30, 2021. As of April 30, 2022 and July 31, 2021, IDT owed the Company $5,000 and $6,000, respectively.

The Company is party to a consulting agreement with Activist Artist Management, LLC (“Activist”), which assists the company in strategic business development. A member of the Company’s Board of Directors owns a significant minority stake in Activist. The Company paid $11,000 and $38,000, respectively, in the three and nine month periods ended April 30, 2022, and $11,000 and $38,000, respectively, in the three and nine month periods ended April 30, 2021, to Activist pursuant to the agreement. Under the terms of the agreement, which was amended as of August 1, 2020, the Company pays Activist $3,750 per month, plus possible commissions. On June 7, 2022 the Company’s Board approved a $65,000 advisory fee to Activist in connection with the GuruShots acquisition. In addition, the Board also approved the increase in monthly retainer from $3,750 to $5,000 per month retroactive from April 1, 2022, see Note 17 below.

The Company paid $0 and $30,000, respectively, in the three and nine month periods ended April 30, 2022, and $0 in the three and nine month periods ended April 30, 2021, to Braze Inc. (formerly “Appboy, Inc.”) for use of its customer relationship management and lifecycle marketing platform. The former Chief Executive Officer and Co-Founder of Braze, Inc. is a member of the Company’s Board of Directors.

Note 2—Revenue

Disaggregation of Revenue

The following table summarizes revenue by type of monetization mechanisms of the Zedge App and other revenues, including Emojipedia revenues and GuruShots’ revenue from April 13 to April 30, 2022, for the periods presented:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Advertising revenue	$4,526	$4,227	$14,532	$11,612
Paid subscription revenue	910	899	2,823	2,358
Other revenues	794	126	1,818	358
Total revenues	$6,230	$5,252	$19,173	$14,328

Revenue from Emojipedia was $232,000 and $823,000 for the three and nine month periods ended April 30, 2022, and presented in the other revenues line in the table above. Revenue from GuruShots was $294,000 for the three and nine month periods ended April 30, 2022, and presented in the other revenues line in the table above.

Contract Balances

The Company enters into contracts with its customers, which may give rise to contract liabilities (deferred revenue) and contract assets (unbilled revenue). The payment terms and conditions within the Company’s contracts vary by products or services purchased, the substantial all of which are due in less than one year. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes only deferred revenue (customer payment is received in advance of performance). The Company does not have unbilled revenue (its performance precedes the billing date).

Deferred revenues

On April 1, 2022, the Company received a one-time integration bonus for set up activities of $2 million from AppLovin Corporation for migrating to their mediation platform. This amount is being amortized over an estimated service period of 24 months.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of April 30, 2022, the Company’s deferred revenue balance related to paid subscriptions was approximately $1.5 million, representing approximately 713,000 active subscribers including those under the account hold designation implemented by Google Play on November 1, 2020. Account hold is a subscription state that begins when a user's form of payment fails and the three-day grace period has ended without payment resolution. The account hold period lasts for up to 30 days. As of July 31, 2021, the Company’s deferred revenue balance related to paid subscriptions was approximately $1.6 million, representing approximately 752,000 active subscribers. The amount of revenue recognized in the nine months ended April 30, 2022 that was included in the deferred balance at July 31, 2021 was $1.5 million.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of April 30, 2022, and July 31, 2021, the Company’s deferred revenue balance related to Zedge Premium was approximately $281,000 and $218,000, respectively.

Total deferred revenues increased by $1.9 million from $1.8 million at July 31, 2021 to $3.7 million at April 30, 2022, primarily attributed to the integration bonus from AppLovin.

Significant Judgments

The advertising networks and advertising exchanges to which the Company sell its inventory track and report the impressions and installs to Zedge and Zedge recognizes revenues based on these reports. The networks and exchanges base their payments off of those reports and Zedge independently compares the data to each of the client sites to validate the imported data and identify any differences. The number of impressions and installs delivered by the advertising networks and advertising exchanges is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

Practical Expedients

The Company expenses the fees retained by Google Play related to subscription revenue when incurred as marketing expense because the duration of the contracts for which the Company pays commissions are less than one year. These costs are included in the selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2022
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Current portion of contingent consideration payable	$-	$-	$3,396	$3,396
Contingent consideration payable	$-	$-	$2,508	$2,508
Foreign exchange forward contracts	$-	$167	$-	$167

July 31, 2021
Assets:
Foreign exchange forward contracts	$-	$-	$-	$-

Liabilities:
Foreign exchange forward contracts	$-	$54	$-	$54

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Fair Value of Other Financial Instruments

The Company’s other financial instruments at April 30, 2022 and July 31, 2021 included trade accounts receivable, trade accounts payable, and due to seller of Emojipedia. The carrying amounts of the trade accounts receivable, trade accounts payable, and due to seller of Emojipedia approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar (USD) to Norwegian Kroner (NOK) and USD to Euro (EUR) exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 11). The Company does not apply hedge accounting to these contracts, and therefore the changes in fair value are recorded in unaudited condensed consolidated statements of operations and comprehensive income. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at April 30, 2022, were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
May-22	225,000	1,970,619
Jun-22	225,000	1,999,125
Jul-22	225,000	1,999,800
Aug-22	225,000	2,000,025
Sep-22	225,000	2,000,250
Oct-22	225,000	2,000,700
Nov-22	225,000	2,000,925

Total	$1,575,000	13,971,444

Settlement Date	U.S. Dollar Amount	EUR Amount
May-22	225,000	188,673
Jun-22	225,000	203,381
Jul-22	225,000	203,105
Aug-22	225,000	202,812
Sep-22	225,000	202,484
Oct-22	225,000	202,156
Nov-22	225,000	201,848

Total	$1,575,000	1,404,459

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows:

		April 30,	July 31,
Assets and Liabilities Derivatives:	Balance Sheet Location	2022	2021
Derivatives not designated or not qualifying as hedging instruments		(in thousands)
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$167	$54

The effects of derivative instruments on the unaudited condensed consolidated statements of operations and comprehensive income were as follows:

		Three Months Ended April 30,		Nine Months Ended April 30,
Amount of (Loss) Gain Recognized on Derivatives		2022	2021	2022	2021
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	(in thousands)		(in thousands)
Foreign exchange forward contracts	Net (loss) gain resulting from foreign exchange transactions	$(154)	$16	(271)	$67

Note 5—Business Combination and Assets Acquisition

GuruShots Acquisition

On April 12, 2022, the Company consummated the acquisition of 100% of the outstanding equity securities of GuruShots, Ltd. (“GuruShots”), an Israeli company that operates a platform used for its competitive photography game available across iOS, Android and the web. The acquisition was effected pursuant to a Share Purchase Agreement (the “SPA”) between the Company, GuruShots and the holders of the GuruShots equity interests. This acquisition was accounted for as a business combination under the acquisition method of accounting and the results of operations of GuruShots have been included in the Company’s results of operations as of the acquisition date.

The purchase price for the equity securities of GuruShots consists of $18 million in cash paid at closing and contingent payments (the “Earnout”) of up to a maximum of $8.4 million due on each of the first and second anniversaries from the closing, payable either in cash or Class B common stock of the Company or a combination thereof, at the Company’s discretion, and subject to GuruShots achieving certain financial targets set forth in the SPA. The fair value of the earnout amount has been estimated at $5.9 million as part of the preliminary purchase price allocation. In connection therewith, the Company has agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the Earnout, subject to GuruShots maintaining agreed upon levels of Return On Ad Spend (“ROAS”).

In addition, the Company has committed to a retention pool of $4 million in cash and issued 626,242 shares of the Company Class B common stock with a fair value of $4 million or $6.39 per share (based on the volume weighted average closing prices of the Class B common stock on the NYSE American Exchange for the thirty trading days ended April 12, 2022) for GuruShots’ founders and employees that will be payable or vest, as applicable, over three years from closing based on the beneficiaries thereof remaining employed by the Company or a subsidiary.

The parties to the SPA have made customary representations, warranties and covenants therein. The assertions embodied in those representations and warranties were made for purposes of the SPA and are subject to qualifications and limitations agreed by the respective parties in connection with negotiating the terms of the SPA. In addition, certain representations and warranties made as of a specified date may be subject to a contractual standard of materiality different from what might be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the respective parties rather than establishing matters as facts. For the foregoing reasons, no person should rely on the representations and warranties as statements of factual information at the time they were made or otherwise.

The cash purchase price and the earnout have been preliminarily allocated to GuruShots’ tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as the Company obtains additional information for those estimates during the measurement period (up to one year from the acquisition date). The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

The Company will record measurement period adjustments based on its ongoing valuation and purchase price allocation procedures. The Company is still finalizing the valuation and purchase price allocation as it relates to the net working capital amount in the table below.

The allocation of the preliminary purchase price is as follows (in thousands):

(Dollar Amounts in Thousands)
Purchase price consideration:
Cash consideration paid at close	$15,242
Cash contributed to escrow accounts at close	2,700
Cash deducted from purchase price and contributed to GuruShots' working capital	58
Fair value of contingent consideration to be achieved at year 1	3,396
Fair value of contingent consideration to be achieved at year 2	2,508
Fair value of total consideration transferred	23,904
Total purchase price, net of cash acquired	$23,384

Fair value allocation of purchase price:
Cash and cash equivalents	$520
Accounts receivable	282
Prepaid and other assets	145
Property and equipment, net	17
Other assets (including ROU)	151
Accounts payable and accrued expenses	(1,351)
Operating lease liabilities, current	(53)
Operating lease liabilities, noncurrent	(34)
Acquired intangible assets	15,320
Goodwill	8,907
Total purchase price	$23,904

The cash consideration paid includes $2.7 million deposited with the escrow agent for post-closing indemnification claims made within 18 months of the acquisition date.

The maximum earnout of $16.8 million will be determined based upon the satisfaction of certain defined operational milestones and will be remeasured at fair value at each reporting period through earnings. As the fair value is based on unobservable inputs, the liabilities are included in Level 3 of the fair value measurement hierarchy. The unobservable inputs used in the determination of the fair value of the earnout which is assumed to be paid in cash include managements assumptions about the likelihood of payment based on the satisfaction of certain defined operational milestones and discount rates based on cost of debt.

The Company issued 626,242 shares of the Company’s Class B common on the closing date to the founders and employees as a retention bonus pool. These shares will vest, in equal tranches, over three years assuming that the recipients remain employed by the Company or a subsidiary through the vesting dates. The $4 million fair value of these unvested restricted stock is not included as purchase consideration above, as it has a post-combination service requirement and will be accounted for separately from the business combination as stock compensation expense. Additionally, the founders and employees are also entitled to receive $4 million retention cash bonus over three years.

Identified intangible assets consist of trade names, technology, non-compete agreements, and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC 805 and are outlined in the table below:

(Dollar Amounts in Thousands)	Asset Value	Useful Life
Identified intangible assets:
Trade names	$3,570	12 years
Acquired developed technology	3,950	5 years
Customer relationships	7,800	10 years
Total identified intangible assets	$15,320

The Company’s initial fair value estimates related to the various identified intangible assets were determined under various valuation approaches including the Relief-from-Royalty Method and Multi-period excess earnings. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the GuruShots over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed.

The Company recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. The Company believes that the investment value of the future enhancement of the Company’s products and offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $8.9 million of goodwill, which is deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration transferred but are required to be expensed as incurred. During the nine months ended April 30, 2022, we incurred and accrued $860,000 of acquisition-related costs, which are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statement of operations and comprehensive income.

Unaudited Pro Forma Consolidated Financial Information

The unaudited pro forma financial information for all periods presented below has been calculated after adjusting the results of Zedge and GuruShots to reflect the business combination accounting effects resulting from this acquisition, including acquisition costs and the amortization expense from acquired intangible assets as though the acquisition occurred on August 1, 2020. The historical consolidated financial statements have been adjusted in the pro forma combined financial statements to give effect to pro forma events that are directly attributable to the business combination. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2020.

	Three Months Ended		Nine Months Ended
	April 30 (1)		April 30 (1)
(‘000)	2021	2022	2021	2022
Revenue	$7,522	$7,625	$21,002	$24,134
Net income	$1,625	$571	$2,240	$2,580

1)	The fiscal year end of Zedge is July 31 and the fiscal year end of GuruShots is December 31. The pro forma financial information above has been prepared utilizing the three and nine months ended April 30th for Zedge and March 31st for GuruShots.

The unaudited pro forma financial information includes the following adjustments, net of any tax impacts:

(i)	incremental amortization expense recognized based on fair value of intangible assets recorded upon acquisition of GuruShots;
(ii)	incremental compensation expense related to the vesting of retention awards to GuruShots employees consisting of restricted stock awards and cash payments; and
(iii)	the reversal of historical fair value adjustments and interest expense recorded on GuruShots’ convertible notes that were settled on the acquisition date.
(iv)	Income tax expense (benefit) was adjusted for the impact of the above adjustments for each period.

Transaction costs incurred during the three and nine months ended April 30, 2022 were $0.7 million and $0.9 million, respectively. For pro forma purposes, these expenses were reclassified to the earliest period presented. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what the Company’s operating results would have been had the GuruShots Acquisition taken place on August 1, 2020.

GuruShots’ operating results are consolidated with our operating results beginning on April 13, 2022. Therefore, our consolidated results of operations for the three and nine months ended April 30, 2022 may not be comparable to the same period in 2021. GuruShots’ results of operations included in our consolidated results of operations for the three and nine months ended April 30, 2022 include revenues of $0.3 million and a net loss of $0.2 million.

Emojipedia Acquisition

Pursuant to an Asset Purchase Agreement, on August 1, 2021 (“Closing”), the Company consummated the acquisition of substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The total purchase price of the assets has been determined to be $6.7 million of which $4.8 million was paid on August 2, 2021 and $917,000 was paid on February 1, 2022, with the remaining $962,000 to be paid out on the twelve-month anniversary of the Closing. The final purchase price of $6.7 million was $194,000 lower than initially estimated.

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

The results of operations of the purchased assets are included in the Company’s unaudited condensed consolidated statements of operations and comprehensive income since the date of the acquisition.

Note 6—Intangible Assets and Goodwill

The following table presents the detail of intangible assets as of July 31, 2021 and April 30, 2022 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Balance at July 31, 2021	$-	$-	$-
Websites and other internet domains acquired	6,711	335	6,376
Acquired developed technology	3,950	40	3,910
Customer relationships	7,800	39	7,761
Trademarks and trade names	3,570	15	3,555

Balance at April 30, 2022	$22,031	$429	$21,602

Estimated future amortization expense as of April 30, 2022 is as follows (in thousands):

Remainder of fiscal 2022	$579
Fiscal 2023	2,315
Fiscal 2024	2,315
Fiscal 2025	2,315
Fiscal 2026	2,315
Thereafter	11,763
Total	$21,602

Goodwill

Changes in the carrying amount of goodwill in the nine months ended April 30, 2022 are as follows (in thousands):

(in thousands)	Carrying Amount

Balance at July 31, 2021	$2,262
GuruShots acquisition	8,907
Foreign currency translation adjustments	(138)

Balance at April 30, 2022	$11,031

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 30,	July 31,
	2022	2021
	(in thousands)
Accrued vacation	$663	$424
Accrued income taxes payable	1,711	264
Accrued payroll taxes	304	291
Accrued payroll and bonuses	638	374
Accrued business combination expenses	340	-
Operating lease liability	142	86
Derivative liability	167	54
Due to artists	327	246
Other	130	32
Total accrued expenses and other current liabilities	$4,422	$1,771

Note 8—Stock-Based Compensation

On November 10, 2021, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 325,000 shares to an aggregate of 1,846,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 12, 2022.

On March 23, 2022, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 685,000 shares to an aggregate of 2,531,000 shares, including 685,000 shares for the GuruShots retention pool. The Company expects to submit the amendment for ratification by the Company’s stockholders at the Annual Meeting of Stockholders to be held in January 2023.

At April 30, 2022, there were 492,000 shares of Class B common stock available for awards under the 2016 Incentive Plan before accounting for the approximately 204,000 contingently issuable shares related to the deferred stock units (“DSUs”) with both service and market conditions.

In addition to stock options and restricted stock awards, the Company occasionally issues DSU’s. On September 7, 2021, the Company granted a total of 291,320 DSUs to 64 of its employees and consultants. Each DSU represents the right to receive one share of the Company’s Class B common stock.

30% of the DSU’s (or 87,396) have service vesting conditions only, with a vesting schedule of 25% on September 7, 2022, 33% on September 7, 2023, and remaining on September 7, 2024. Vesting of the remaining 70% of the DSUs (or 203,924) is subject to continued service as well as a market condition. These DSUs will vest if the grantee remains in service to the Company and only if the aggregate market capitalization of the Company’s equity securities has reached or exceeded $451 million for five consecutive trading days between the grant date and the vest date. Subject to satisfaction of both of those conditions, these DSU’s with both service and market conditions have a vesting schedule of 25% September 7, 2022, up to 58% (the 25% eligible to vest in 2022 and an additional 33%) on September 7, 2023, and up to 100% on September 7, 2024. In the event the market capitalization condition has not been met prior to a vesting date, but is met by a subsequent vesting date, all DSUs with a market condition eligible for vesting prior to that date shall vest. In the event that the market capitalization condition has not been met by September 7, 2024, the DSUs with a market condition shall expire.

The Company recognizes stock-based compensation for stock-based awards, including stock options, restricted stock and DSUs based on the estimated fair value of the awards and recognized over the relevant service period. The Company estimates the fair value of stock options on the measurement date using the Black-Scholes option valuation model. The Company estimates the fair value of restricted stock and DSUs with service conditions only using the current market price of the stock. The Company estimates the fair value of DSUs with both service and market conditions using the Monte Carlo Simulation valuation model.

The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. We recognize stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 years for options and 3 years for restricted stock units.

In our accompanying unaudited condensed consolidated statements of operations and comprehensive income, the Company recognized stock-based compensation for our employees and non-employees as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in thousands)
Selling, general and administrative	$483	$98	$1,291	$488

The estimated grant-date fair value of our stock options was calculated using the Black-Scholes option pricing model, based on the following weighted-average assumptions:

Nine months ended April 30,	2022	2021
Expected term	6.0 years	6.0 years
Volatility	92.4%	92.4%
Risk free interest rate	1.5%	0.6%
Dividends	—	—
Weighted average grant date fair value	$7.76	$3.26

The following table summarizes stock option activity for the nine months ended April 30, 2022:

	Stock Options
		Weighted-
	Number of	Average
	Options	Exercise
	(in thousands)	Price
Outstanding at July 31, 2021	843	$2.72
Granted	42	10.29
Exercised	(4)	1.87
Cancelled / forfeited	(27)	12.28
Outstanding at April 30, 2022	854	$2.79
Exercisable at April 30, 2022	645	$2.09

The following table summarizes restricted stock activity for the nine months ended April 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock award as of July 31, 2021	127,300	$3.27
Granted (GuruShots Retention Bonus shares)	626,242	6.39
Vested	(65,101)	2.80
Forfeited	-	-
Non-vested stock award as of April 30, 2022	688,441	$6.15

The following table summarizes DSU activity for the nine months ended April 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested DSU award as of July 31, 2021	37,500	$1.54
Granted (1)	291,320	9.60
Vested	(12,500)	1.54
Forfeited	(18,720)	7.88
Non-vested DSU award as of April 30, 2022	297,600	$9.03

(1)	Includes 203,924 DSUs (or 70% of total awards) of which vesting are subject to both service and market condition.

The DSUs with both service and market conditions were valued using a Monte Carlo simulation model, with a valuation of $7.19 per DSU. Total grant date fair value for these DSUs was approximately $1.5 million. The unrecognized compensation expense is being recognized on a graded vesting method over the vesting period. The DSUs with a service condition only had a grant date fair value of $1.3 million. Total grant date fair value for the remaining 30% DSUs without market-based condition was approximately $1.0 million. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

As of April 30, 2022, the Company’s unrecognized stock-based compensation expense was $661,000 for unvested stock options, $1.9 million for DSUs and $4.1 million for unvested restricted stock including the $4 million portion of retention bonus to be paid in the Company’s Class B common stock in connection with the GuruShots acquisition.

Note 9—Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period, and is the same amount for the Company’s Class A common stock and Class B common stock. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture, issuances to be made on the vesting of unvested DSUs and the exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in thousands)
Basic weighted-average number of shares	14,307	13,676	14,295	12,531
Effect of dilutive securities:
Stock options	505	762	598	715
Non-vested restricted Class B common stock	30	98	63	48
Deferred stock units	17	34	18	29
Diluted weighted-average number of shares	14,859	14,570	14,974	13,323

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Stock options	95	24	59	25
Non-vested restricted Class B common stock	-	-	-	-
Deferred stock units	277	-	238	-
Shares excluded from the calculation of diluted earnings per share	372	24	297	25

Note 10—Contingencies

Legal Proceedings

The Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 11—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two-year term which was extended twice for another two-year term expiring September 26, 2022. At the Company’s request in September 2020, advances under this facility have been reduced to the lesser of $2.0 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2022. The Company is required to pay an annual facility fee of $10,000 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At April 30, 2022 and July 31, 2021, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. In December 2016, the applicable foreign exchange reserve percentage was changed so that the reduction of available borrowing for major currency forward contracts of less than six months tenor is set at 10% of the nominal amount of the foreign exchange contracts, and for contracts over six months tenor, 12.5% of the nominal amount of the foreign exchange contracts. At April 30, 2022, there were $3.2 million of outstanding foreign exchange contracts with the majority being less than six months tenor under the credit facility, which reduced the available borrowing under the revolving credit facility by $326,000.

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

Net long-lived assets and total assets, other than goodwill, deferred tax assets and investment in private company, held outside of the United States, which are located primarily in Israel and Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
April 30, 2022	$7,995	$15,709	$23,704
July 31, 2021	$1,900	$399	$2,299

Total assets:
April 30, 2022	$25,960	$29,707	$55,667
July 31, 2021	$32,745	$4,732	$37,477

Note 13— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $164,000 and $243,000 at April 30, 2022 and July 31, 2021, respectively.

In connection with the GuruShots acquisition, the Company also acquired $86,000 of right-of-use assets related to its office space in Tel Aviv and assumed $86,000 lease liabilities.

Other than the above, there were no other material changes in the Company's operating and finance leases in the three and nine months ended April 30, 2022, as compared to the disclosure in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Note 14—Provision for Income Taxes

The Company’s tax provision or benefit from income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate, adjusted for identified discrete items, if any. Under certain circumstances where the Company is unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period.

The Company expects its overall effective tax rate for the fiscal year ending July 31, 2022 to be approximately 25.7%. The effective tax rate differed from the United States federal statutory tax rate of 21% due to certain factors with temporary impact primarily related to equity compensation expenses. During the nine months ended April 30, 2022, the Company accounted for a discrete item related to restricted stock windfall (vesting date fair market value above the grant date fair market value) which resulted in a net effective tax rate of 24.4%.

As of April 30, 2022, the Company had $560,000 of deferred tax assets for which it has not established a valuation allowance, related to U.S. federal and state taxes and for a certain international subsidiary. The Company completed its reassessment of the ability to realize these assets and concluded that a valuation allowance was not required.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway and Lithuania.

Note 15—Loans Payable

Effective August 1, 2020, the Company obtained a loan of $181,462 to pay for its insurance coverages, repayable in nine equal installments of $20,491 starting from September 1, 2020 which represented a 3.89% annual percentage interest rate. This loan was completely repaid by April 2021.

Note 16—Sales of Class B Common Stock

The Company filed with the SEC a Registration Statement on Form S-3 (the “Form S-3”) on November 30, 2020 which became effective on December 4, 2020 to facilitate capital raising. The Registration Statement registered the issuance and sale by the Company of Class B common stock or related securities for gross proceeds to the Company of up to $20 million. On November 30, 2020, the Company engaged National Securities Corp. and H.C. Wainwright & Co, LLC (the “Sales Agents”) to act as the Company’s exclusive co-Sales Agents in connection with the Company’s “at-the-market” offering of shares of the Company’s Class B common stock up to $5 million. The Company filed a Prospectus Supplement (supplementing the Prospectus included in the Form S-3) on December 9, 2020 and contemporaneously entered into an At The Market Offering Agreement with the Sales Agents (the “ATM Sales Agreement”), pursuant to which the Company sold 761,906 shares at an average price of $6.5625 per share for total proceeds of $5 million as of January 28, 2021. In connection with this offering, the Company incurred a total issuance cost of $215,000. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes.

On March 16, 2021, the Company filed a prospectus supplement with the SEC which contemplated the sale, for a gross aggregate sale price of up to $10,000,000, of shares of the Company’s Class B common stock, from time to time in “at the market offerings” pursuant to an At Market Issuance Sales Agreement with National Securities Corporation and Maxim Group LLC (the “New Sales Agents”), dated as of March 16, 2021 (the “New ATM Sales Agreement”), pursuant to which we sold 663,686 shares at an average price of $15.0674 per share for total proceeds of $10 million. In connection with this offering, we incurred a total issuance cost of $350,000. We intend to use the net proceeds from this offering for working capital and other general corporate purposes.

Note 17—Subsequent Events

On June 7, 2022, the Company’s Board approved a $65,000 advisory fee to Activist in connection with the GuruShots acquisition. In addition, the Board also approved the increase in monthly retainer from $3,750 to $5,000 per month retroactive from April 1, 2022,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from future results. Factors that may cause such differences include, but are not limited to: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price; (2) Our ability to successfully make acquisitions and/or successfully integrate acquisitions that we have made in to Zedge without incurring unanticipated costs or without being subject to other integration issues that may disrupt our existing operations; (3) Delay or failure to realize the expected synergies and benefits of the GuruShots acquisition; (4) The impact of the Covid-19 pandemic on our employees, customers, partners, and the global financial markets; and (5) Russia's recent invasion of Ukraine, and the international community's response. For further information regarding risks and uncertainties associated with our business, please refer to Part II, Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q, those discussed under Item 1A to Part I “Risk Factors” in the Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Form 10-K.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to impact the U.S. and the world. We are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers and partners, the risk of additional, and currently-unknown COVID-19 variations necessitating further measures to mitigate risk and seek to protect employee and vendor health and safety. We will continue to evaluate the scope and extent of the impact to our business, consolidated results of operations, and financial condition.

Impact of Russia's recent invasion of Ukraine

In February of 2022, the Russian Federation invaded Ukraine. As a result, many governments and businesses imposed trade and economic sanctions on the Russian Federation and Belarus. Zedge has a small user base in Russia and Belarus; however, it also has a development center in Vilnius, Lithuania, which is approximately 40 kilometers from the Belarussian border. In the event that the conflict spills over into other countries, Zedge may need to relocate personnel potentially resulting in a slowdown in work product generated by those personnel. At present, the Company is working on contingency planning to be in a position to minimize any potential interruptions. GuruShots has several contractors originally based in Ukraine who were inaccessible for a period of time. Most of them are now back at work and some of them have relocated to neighboring countries. As a result, there has been minimal disruption in the development work performed for GuruShots. We disabled both the Zedge app and GuruShots in Russia and Belarus resulting in a loss of that customer base and associated revenue. Finally, at the outset of the war, we changed the color of the Zedge App's icon to the colors of the Ukrainian flag as a demonstration of our solidarity with Ukraine. This change triggered a spate of users, primarily located in countries that have close ties to the Russian Federation, to either uninstall the Zedge App and/or reduce our star ranking across the various storefronts. We also updated the collateral materials in these storefronts to the color of the Ukrainian flag resulting in a decline in new installs from these same countries.

Overview

Zedge builds marketplaces and games around digital content that people use to express themselves. Our portfolio consists of several leading digital consumer brands that, as April 30, 2022, served 41 million monthly active users across the globe. Our portfolio consists of Zedge Ringtones and Wallpapers (“Zedge App”), as of August 1, 2021, Emojipedia and, as of April 12, 2022, GuruShots.

We operate a state-of-the-art digital publishing platform that powers the Zedge App, which is available in the Google Play store and App Store, and offers an easy, entertaining and immersive way for end-users to engage with our rich and diverse catalogue of wallpapers, video wallpapers, ringtones, notification sounds on Android and wallpapers, video wallpapers, ringtones and custom icon packs on iOS. We secure our content from amateur and professional artists, and also from emerging and major brands. Artists have the ability to easily launch a virtual storefront in our Zedge App where they can market and sell their content to our user base. In August of 2021, we acquired Emojipedia, the leading source of all things emoji and, on April 12, 2022, we acquired GuruShots, an Israeli company that operates a platform used for its competitive photography game available across iOS, Android and the web.

Our Zedge App has been installed approximately 556 million times, and at April 30, 2022, served approximately 32 million monthly active users, or MAU. MAU is a key performance indicator that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our Zedge App has consistently ranked as one of the most popular free apps in the Google Play store in the United States. Historically, we have not made a material investment in paid user acquisition for our Zedge App; however, we have started investing more in this area.

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

In March 2018, we launched Zedge Premium, a marketplace within our Zedge App where professional creators and brands market, distribute and sell their digital content to our consumers. At launch, Zedge Premium was a “walled garden” – a separate section of the app which users needed to proactively choose to enter. In November 2020 , we embedded Zedge Premium content throughout the app making it far more prominent. We also introduced a new content type on iOS: custom icon packs. Over time, we expect that Zedge Premium will contribute to a virtuous cycle whereby it drives new consumers into our Zedge App resulting in more artist payouts, which in turn makes the platform more attractive for artists and brands looking to expand their reach and increase their income. In December of 2021 we introduced ‘NFTs Made Easy’ to select Zedge Premium artists interested in selling single edition, tokenized, video wallpapers. Our all-in-one platform allows creators to self-publish, mint and sell their NFTs simply by selecting the NFT option within our self-publishing platform and without the need for them to be cryptocurrency experts or technology wizards. ‘NFTs Made Easy’ is currency agnostic and allows consumers to purchase NFTs with Zedge tokens acquired via in-app purchases, eliminating the need to set up a crypto wallet to buy cryptocurrencies. Over time we expect to expand the offering with features including features like numbered editions, drop dates and new content types.

In January 2019, we started offering freemium Zedge App Android users the ability to convert into paying subscribers for, amongst other things, the ability to remove unsolicited advertisements from our Zedge App. During the first 12 months after a customer’s sign up for the subscription-based product, Google retains up to 30% as a fee, which decreases to 15% from month 13 and beyond. As of April 30, 2022, we had approximately 713,000 active subscribers, 90% of which had subscribed on an annual basis. Since inception in January 2019, subscriptions have generated approximately $9.4 million in gross revenue.

In December 2019, we completed the beta launch of ‘Shortz’ our new entertainment app offering serialized, short-form fiction rendered in a text-message format and more recently as audio productions available across both Android and iOS, and focusing on users in the United States, the United Kingdom and Canada and it is now available globally. Based on the limited success of Shortz with our user base, we have decided to deprioritize its development and focus our resources on other opportunities.

During the quarters ended April 30, 2022 and 2021, we generated approximately 77% and 81%, respectively, of our revenues from selling our Zedge App’s advertising inventory primarily to advertising networks and advertising exchanges. Advertising networks and advertising exchanges are third-party technology platforms that facilitate the buying and selling of media advertising inventory from multiple ad networks. The price of advertising inventory is fixed on an advertising network whereas the price for inventory is determined through real-time bidding on an advertising exchange. Advertisers are attracted to our Zedge App because of its sizable user base.

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

Over the past several years, our Zedge App has experienced a continuing decline in its MAU in well-developed markets with growth of MAU in emerging markets, so that users in emerging markets represent an increasing portion of our user base. In addition, the rate of user growth in emerging markets slowed in the first half of fiscal 2022 compared to prior periods. As of April 30, 2022, users in emerging markets represented 77% of the MAU for our Zedge App compared to 73% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets. In the third quarter of fiscal 2022, users in well-developed economies and emerging markets declined by 15.6% and 3.9% respectively when compared to the same period in fiscal 2021. As of April 30, 2022, approximately 41% of our Zedge App’s user base was located in North America (21%) and Europe (including Eastern Europe, 20%), compared with 42% (North America, 20% and Europe 22%) as of July 31, 2021. The remaining 59% of the user base was primarily located in emerging markets with 27% located in India.

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

Business Combination and Asset Acquisition

Emojipedia

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

GuruShots

On April 12, 2022, we completed the acquisition of GuruShots (“GS”). GS, founded in 2014, is an Israeli company and the leader in the photo gaming space. It provides a fun, educational, and structured way for amateur photographers -- anyone with a cell phone -- to compete and showcase their photos, gain recognition and progress via votes, badges, and awards. GS, via its LiveOps team, posts daily competitive challenges that are voted on by the platform's Gurus and the wider community. The platform releases approximately 10 challenges daily and users upload more than1 million high-quality photos monthly. Challenges can amass more than 20,000 submissions within 36 hours of being posted.

GS has developed a sophisticated gamification platform that is being used to power its photo game GS business is based on a Free-to-Play model that leads to strong monetization with the purchase of resources that are used to give competitors a competitive edge while still maintaining a fair and competitive experience for all participants. Furthermore, it has a built-in social layer with features including leaderboards, chat, and team leagues.

Its uniqueness is tied to several key elements including:

●	Retention Dynamics – focused on individual, team, and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

●	Crowd Based Voting System – allows users to vote in favor or other player’s photos in order to secure a higher ranking. Users can earn greater voting power, or “perceived votes,” by engaging in gameplay. On a monthly basis, this yields more than 4.5 billion perceived votes, a strong indication of user-engagement.

●	Real-Time Image Ranking – a competitive dynamic that acts as a catalyst for users to reach top ranks. To date, GS has more than 130 million ranked images. By definition these are high-quality images, otherwise, they would not be ranked.

●	Gamification Dynamics – these include challenges, points, levels, achievements, and game loops.

GS’s Business Model

GS generates revenue by selling game resources via in-app and online purchases. Some of these resources include increasing a photograph’s exposure, access to locked game content, exchanging an image in the competition with a different image, and skipping voting sessions.

GS’s User Growth and Acquisition

GS’ user acquisition and growth strategy is currently focused on paid user acquisition channels including Google, Facebook, and Instagram. GS is in the early stages of testing additional user acquisition platforms. Prior to the acquisition by Zedge, GS outsourced paid user acquisition to a 3rd party marketing agency. In the coming months, we expect to migrate many of the marketing responsibilities in-house which we believe will yield improved ROAS and ROI. In addition, we plan on investing in organic user growth initiatives including user referral programs, search engine optimization, app store optimization, etc. which are standard growth drivers for gaming apps. Finally, we expect to cross market to existing Zedge users.

GS’s Product Roadmap

In 2021, GS focused on improving retention with game loops focused on improving challenges and achievements. In addition, it rolled out “Leagues,” which enables team-play, and which is scaling well. GS is increasingly focusing on improving the on boarding process in order to draw more users into the competitions, introducing a set of self-learning modules that can assist users in becoming better photographers. Gamifying learning is an area that can make a material difference in engagement and monetization.

GS’s Technology

GS’ cloud-based platform uses machine learning ranking technology to ensure fair exposure of all photos submitted to competitions. It also employs image classification technology to suggest which competitions a photo should enter. It has a strong moderation tool that actively detects content for policy violations. In addition, the platform is self-governing with regards to flagging inappropriate and copyrighted content, as many users are quick to flag this due to the competition context. Over time the plan is to migrate GS technology to the same cloud platform that Zedge currently uses with the expectation that this will yield cost savings and simplify operations.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to capitalized software and technology development costs, revenue recognition, business combinations and valuing contingent considerations, recognition and impairment of intangible assets and goodwill. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

Please refer to Note 1 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Key Performance Indicators

The presentation of our results of operations includes disclosure of two key performance indicators - Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU) from our Zedge App. MAU is a key performance indicator that captures the number of unique users that used our Zedge App during the previous 30-day period, which is important to understanding the size of the user base for our Zedge App which is a main driver of our revenue. Changes and trends in MAU are useful for measuring the general health of our business, gauging both present and potential customers' experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement. ARPMAU is valuable because it provides insight into how well we monetize our users and, changes and trends in ARPMAU are indications of how effective our monetization investments are.

MAU decreased 7.0% in the third quarter of fiscal 2022 when compared to the same period a year ago and increased 11.6% on a sequential basis. Over the past several years, we have experienced a continuing shift in our regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of April 30, 2022, users in emerging markets represented 77% of our MAU compared to 73% a year prior. This shift impacts our business because emerging markets do not monetize as well as well-developed markets due to lower eCPMs and lower monthly and annual subscription sales in these regions coupled with lower priced subscriptions SKUs. However, ARPMAU for the three months ended April 30, 2022 was up approximately 7.8% when compared to the same period a year ago, pointing to progress we have made in extracting more revenue from our users, particularly from paid subscriptions sales and improvement in ad optimization. ARPMAU declined 13.0% on a sequential basis due to seasonality.

We believe that much of the decline was caused by one-off events and estimate that a third or more of the MAU decline is attributable to a combination of uninstalls driven by our need to push a forced upgrade of the Zedge App in order to migrate to AppLovin’s Max ad mediation platform combined with losses attributable to our decision to change the color of the Zedge App's icon to the colors of the Ukrainian flag as a demonstration of our solidarity with Ukraine. This change triggered a spate of users, primarily located in countries that have close ties to the Russian Federation, to either uninstall the Zedge App and/or reduce our star ranking across the various storefronts. We also updated the collateral materials in these storefronts to the color of the Ukrainian flag resulting in a decline in new installs from these same countries. In addition, we disabled both the Zedge App and GuruShots in Russia and Belarus resulting in a loss of that customer base. Furthermore, we are accustomed to experiencing MAU declines resulting from seasonality in the business in Q3, which follows the end-of-year holiday season. Thus, we believe much of the decline was caused by [one-off events. Nonetheless, we have implemented a variety of product changes to reverse the trend, including changing our app icon and store branding in India, increasing the frequency and regularity of push notification campaigns as well as app icon changes, and continuing our rollout of social and community features.

	Three Months Ended April 30,
(in millions, except ARPMAU - Zedge App)	2022	2021	% Change
MAU- Zedge App	32.1	34.5	-7.0%
Developed Markets MAU - Zedge App	7.5	8.9	-15.7%
Emerging Markets MAU - Zedge App	24.6	25.6	-3.9%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	77%	73%	5.0%

ARPMAU - Zedge App	$0.0523	$0.0485	7.8%

	Three Months Ended April 30,	Three Months Ended January 31,
(in millions, except ARPMAU)	2022	2022	% Change
MAU- Zedge App	32.1	36.3	-11.6%
Developed Markets MAU - Zedge App	7.5	8.5	-11.8%
Emerging Markets MAU - Zedge App	24.6	27.8	-11.5%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	77%	77%	0.1%

ARPMAU - Zedge App	$0.0523	$0.0601	-13.0%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight quarters ended April 30, 2022:

*	Please note the MAU-Zedge App graph above excludes MAU for both Emojipedia and GuruShots

Results of Operations

Three and Nine months ended April 30, 2022 Compared to Three and Nine months ended April 30, 2021

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Revenues	$6,230	$5,252	$978	18.6%	$19,173	$14,328	$4,845	33.8%
Direct cost of revenues	401	290	111	38.3%	1,053	907	146	16.1%
Selling, general and administrative	4,064	2,694	1,370	50.9%	9,902	6,859	3,043	44.4%
Depreciation and amortization	423	289	134	46.4%	1,181	972	209	21.5%
Income from operations	1,342	1,979	(637)	-32.2%	7,037	5,590	1,447	25.9%
Interest and other income, net	15	9	6	66.7%	42	14	28	200.0%
Net (loss) gain resulting from foreign exchange transactions	(125)	(12)	(113)	941.7%	(220)	21	(241)	nm
Provision for (benefit from) income taxes	429	(473)	902	nm	1,676	(147)	1,823	nm
Net Income	$803	$2,449	$(1,646)	-67.2%	$5,183	$5,772	$(589)	-10.2%

nm—not measurable

Revenues

The following table sets forth the composition of our revenues for the three and nine months ended April 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,		% Changes
	2022	2021	2022	2021	Three Months	Nine Months
	(in thousands)		(in thousands)
Advertising revenue	$4,526	$4,227	$14,532	$11,612	7%	25%
Paid subscription revenue	910	899	2,823	2,358	1%	20%
Other revenues	794	126	1,818	358	530%	408%
Total revenues	$6,230	$5,252	$19,173	$14,328	19%	34%

Advertising revenue. Advertising revenue increased 7% and 25% in the three and nine months ended April 30, 2022, respectively, compared to the three and nine months ended April 30, 2021, primarily due to improvement in our ad optimizations and higher advertising rates.

Paid subscription revenue. We rolled out a subscription-based product on Android in January 2019, whereby users of our Zedge app could pay a monthly or annual fee to remove unsolicited ads when using our Zedge app. We employ a regional pricing strategy in order to improve conversions. The U.S. constitutes our largest subscriber base and we generally charge $0.99 per month and $4.99 per year. Pricing in other markets is based on local conditions. We generated $931,000 and $2,747,000 in gross prepaid subscription in the three and nine months ended April 30, 2022, respectively, compared to $990,000 and $2,806,000 in the three and nine months ended April 30, 2021. The 6% decline in gross prepaid subscription sale for the three months ended April 30, 2022 when compared to the same period a year ago was primarily due to approximately 3% decline in new installs in well-development markets in the corresponding periods and a decrease in renewal rate. As of April 30, 2022, the first year renewal rate was 44% and second year renewal rate was 53%. We expect that from time to time the prices of our subscription in each country/region may change and we may test other plan and price variations.

The following table summarizes subscription revenue for the three and nine months ended April 30, 2022 and 2021:

	Three Months Ended			Nine Months Ended
	April 30,			April 30,
	2022	2021	% Change	2022	2021	% Change
		(in thousands, except revenue per subscriber and percentages)
Revenues	$910	$899	1%	$2,823	$2,358	$20%
Active subscriptions net additions	-49	42	nm	-39	249	nm
Active subscriptions at end of period	713	753	-5%	713	753	-5%
Average active subscriptions	718	734	-2%	747	652	15%
Average monthly revenue per active subscription	$0.42	$0.41	2%	$0.42	$0.40	$5%

Gaming revenue. GuruShots sells game resources via in-app and online purchases. Some of these virtual items include increasing a photograph’s exposure, exchanging an image in the competition with a different image, and skipping voting sessions. GuruShots recognizes revenue at the time of purchase because the overwhelming majority of users only purchase game resources when they need them to progress in the game. GuruShots generated $294,000 between April 13, 2022 to April 30, 2022 which is included in Other Revenues.

Zedge Premium. Gross transaction value (the total sales volume transacting through the platform), or “GTV,” increased 63% and 75% in the three and nine months ended April 30, 2022, respectively, compared to the three and nine months ended April 30, 2021. Net revenue increased 47% and 74% in the three and nine months ended April 30, 2022, respectively, compared to the three and nine months ended April 30, 2021.The gross and net revenue growth in Zedge Premium can be attributed to the investment we made in our new content management system as well as the landing page redesign.

The following table summarizes Zedge Premium gross and net revenue for the three and nine months ended April 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,		% Changes
	2022	2021	2022	2021	Three Months	Nine Months
	(in thousands)		(in thousands)
Zedge Premium-gross revenue (“GTV”)	$410	$252	$1,173	$671	63%	75%
Zedge Premium-net revenue	$182	$124	$610	$351	47%	74%

Revenue from Zedge Premium, web-based advertising revenues from Emojipedia and other related sites, as well as revenues generated by Shortz, are reported under Other Revenues, and those offerings constitute potential growth drivers in the quarters to come.

Integration bonus. On April 1, 2022, we received a one-time integration bonus of $2 million from AppLovin Corporation for migrating to their mediation platform. This amount is being amortized over an initial estimated service period of 24 months which is also included in Other Revenues.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended April 30,			Nine Months Ended April 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Direct cost of revenues	$401	$290	38.3%	$1,053	$907	16.1%
As a percentage of revenues	6.4%	5.5%		5.5%	6.3%

Direct cost of revenues increased 38.3% and 16.1% in the three and nine months ended April 30, 2022, respectively, compared to three and nine months ended April 30, 2021. The increase in the direct cost of revenues can be attributed to utilizing a new data analytics tool provided by Google’s Cloud Computing Services and the inclusion of GuruShots’ infrastructure costs.

As a percentage of revenue, direct cost of revenues in three and nine months ended April 30, 2022 were 6.4% and 5.5%, respectively, compared to 5.5% and 6.3%, in the three and nine months ended April 30, 2021, primarily due to significant higher revenue in the nine-month periods and the fixed nature of many of our direct cost of revenues.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of GuruShots’ operating expenses, payroll, benefits, recruiting fees, facilities, marketing, consulting, professional fees, software licensing (“SaaS”), M&A related expenses and public company related expenses.

	Three Months Ended April 30,			Nine Months Ended April 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Selling, general and administrative	$4,064	$2,694	50.9%	$9,902	$6,859	44.4%
As a percentage of revenues	65.2%	51.3%		51.6%	47.9%

SG&A expense increased 50.9% and 44.4% in the three and nine months ended April 30, 2022, respectively, compared to the three and nine months ended April 30, 2021. This increase was primarily attributable to transaction costs of $860,000 related to the GuruShots acquisition, higher compensation costs resulting from additional headcount, higher stock-based compensation as discussed below, higher professional fees and offset by reductions in discretionary expenses.

As a percentage of revenue, SG&A expense in the three and nine months ended April 30, 2022 were 65.2% and 51.6%, respectively, compared to 51.3% and 47.9%, in the three and nine months ended April 30, 2021. Excluding costs related to the GuruShots acquisition SG&A expense as a percentage of revenue in the three and nine months ended April 30, 2021 would have been 53.3% and 47.2%.

Our headcount (including 30 added through the GS acquisition) totaled 93 as of April 30, 2022 compared to 52 as of April 30, 2021 with the majority of our employees currently based in Lithuania.

SG&A expense also included stock-based compensation expense including equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401(k) matching contributions. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 8 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of intangible assets and capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

	Three Months Ended April 30,			Nine Months Ended April 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Depreciation and amortization	$423	$289	46.4%	$1,181	$972	21.5%
As a percentage of revenues	6.8%	5.5%		6.2%	6.8%

Depreciation and amortization expenses increased approximately 46.4% and 21.5% in the three and nine months ended April 30, 2022, compared to three and nine months ended April 30, 2021. This increase was primarily attributable to the amortization of intangible assets related to the acquisition of GuruShots and Emojipedia.

Interest and other income, net. Interest and other income, net in the three and nine months ended April 30, 2022 increased $6,000 and $28,000 respectively when compared to the same periods in fiscal 2021 due to higher cash balance resulting from cash flows provided by operating activities and financing activities in fiscal 2021.

	Three Months Ended April 30,			Nine Months Ended April 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Interest and other income, net	$15	$9	66.7%	$42	$14	200.0%
As a percentage of revenues	0.2%	0.2%		0.2%	0.1%

Net (loss) gain resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended April 30,			Nine Months Ended April 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Net (loss) gain resulting from foreign exchange transactions	$(125)	$(12)	nm	$(220)	$21	nm
As a percentage of revenues	-2.0%	-0.2%		-1.1%	0.1%

In the three and nine months ended April 30, 2021, we realized losses of $154,000 and $271,000, respectively, from NOK and EUR hedging activities, compared to gains of $16,000 and $67,000, respectively in the three and nine months ended April 30, 2021 due to the strengthening of the US dollars in current periods, as more fully described in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Provision for income taxes. The tax expense consists of federal and state taxes based on taxable income and allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiaries reside.

	Three Months Ended April 30,			Nine Months Ended April 30,
(in thousands)	2022	2021	% Change	2022	2021	% Change
Provision for (benefit from) income taxes	$429	$(473)	nm	$1,676	$(147)	nm
As a percentage of revenues	6.9%	-9.0%		8.7%	-1.0%

Our tax provision or benefit for income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any. Under certain circumstances where we are unable to make a reliable estimate of the annual effective tax rate, the accounting guidance permits the use of the actual effective tax rate for the year-to-date period.

We expect our overall effective tax rate for fiscal year ending July 31, 2022 to be approximately 25.7%. The effective tax rate differed from the United States federal statutory tax rate of 21% due to certain factors with temporary impact primarily related to the equity compensation expenses. During the nine months ended April 30, 2022, we accounted for a discrete item related to restricted stock windfall (vesting date fair market value above the grant date fair market value) which resulted in a net effective tax rate of 24.4%.

As of April 30, 2022, we had $560,000 of deferred tax assets for which it has not established a valuation allowance, related to the U.S. federal states and certain international subsidiary. The Company completed its reassessment of the ability to realize these assets and concluded that a valuation allowance was not required.

We are subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where we are subject to potential examination by tax authorities include the United States, Norway and Lithuania.

Liquidity and Capital Resources

General

At April 30, 2022, we had cash and cash equivalents of $17.1 million and working capital (current assets less current liabilities) of $6.4 million, compared to $24.9 million and $23.4 million, respectively, at July 31, 2021. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending June 14, 2023. During fiscal 2021, we raised an aggregate of $15 million through sales of equity in At the Market offerings. We also maintain a revolving line of credit of up to $2.0 million and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities.

The following tables present selected financial information for the nine months ended April 30, 2022 and 2021:

	Nine Months Ended April 30,
(in thousands)	2022	2021	$ Changes
Cash flows provided by (used in):
Operating activities	$11,314	$7,737	$3,577
Investing activities	(18,807)	(593)	(18,214)
Financing activities	(225)	12,518	(12,743)
Effect of exchange rate changes on cash and cash equivalents	(95)	142	(237)
(Decrease) increase in cash and cash equivalents	$(7,813)	$19,804	$(27,617)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities increased $3.6 million in the nine months ended April 30, 2022 to $11.3 million from $7.7 million in the nine months ended April 30, 2021, primarily attributable to the higher revenues generated from our service offerings, principally advertising, paid subscription revenues and a $2 million integration bonus received from AppLovin.

Investing Activities

On April 12, 2022, we acquired 100% of the outstanding equity securities of GuruShots. The purchase price consists of $18 million in cash paid at closing and contingent payments (the “Earnout”) of up to a maximum of $16.8 million, payable either in cash or Class B common stock of the Company or a combination thereof (in the Company’s discretion) payable over two years from closing subject to GS achieving certain financial targets set forth in the SPA. In connection therewith, we agreed to make certain minimum investments in user acquisition for GS in the period covered by the Earnout, subject to GS maintaining agreed upon levels of return on ad spend (ROAS). In addition, we committed to a retention pool of $4 million in cash and issued 626,242 shares of the Company Class B common stock with a fair value of $4 million or $6.39 per share for GuruShots’ founders and other employees that will be payable or vest, as applicable, over three years from closing based on the beneficiaries thereof remaining employed by the Company or a subsidiary.

On August 1, 2021, we acquired substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The final purchase price of the assets has been determined to be $6.7 million of which $4.8 million was paid on August 2, 2021 with the remaining $1.9 million to be paid out on the six-month and twelve-month anniversary of the Closing. We paid approximately half of the $1.9 million on February 1, 2022. That $4.8 million was funded into an escrow account on July 30, 2021 and classified as other assets on our balance sheet as of July 31, 2021.

Business combination and assets acquisition are more fully described in Note 5 to the unaudited condensed consolidated financial statements the included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Cash used in investing activities in nine months ended April 30, 2022 and 2021 also consisted of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

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

In August 2020, we obtained a loan of $181,000 to finance about 82% of our directors’ and officers’ liability and cyber liability insurance policies, at an annual percentage interest rate of 3.89% to be repaid over nine equal monthly installments of $20,490 starting from September 1, 2020. We repaid approximately $100,000 in principal in the nine months ended April 30, 2021.

In the nine months ended April 30, 2022 and 2021, we issued 3,666 shares and 497,252 shares respectively of Class B common stock and received $7,000 and $819,000 respectively, in connection with options exercised during the period.

In the nine months ended April 30, 2022 and 2021, we purchased 16,115 shares and 17,630 shares, respectively, of Class B common stock from employees for $232,000 and $26,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

We maintain a credit facility of up to $2.0 million provided by Western Alliance Bank which is more fully described in Note 11 to the to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $0.2 million to $2.7 million at April 30, 2022 from $2.5 million at July 31, 2021, primarily due to the inclusion of GS’ accounts receivable.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from mobile advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. MoPub (owned by Twitter until it was sold to AppLovin on January 3, 2022), Google, Facebook and AppLovin, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In the nine months ended April 30, 2022, three customers represented 29%, 19% and 13% of our revenue. In the nine months ended April 30, 2021, three customers represented 31%, 22% and 12% of our revenue. At April 30, 2022, two customers represented 40% and 19% of our accounts receivable balance, and at July 31, 2021, two customers represented 37% and 28% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At April 30, 2022, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2022.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 10 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Other than the risk factors described below, there are no other material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

We may not be successful in acquiring a sufficient number of users that convert into paying players that generate profits for GuruShots

We invest in paid user acquisition and in other marketing activities in order to secure new users and we dedicate resources to convert free users into paying users as well as to prompt existing paying users to increase their spend with us. If our user acquisition and monetization strategies do not yield the desired results we may fail to attract, retain or monetize users and experience a decrease in spending levels which would result in lower revenues and could have a material adverse effect on our business and financial results.

We may not be successful converting free users into paying players to generate profits for GuruShots

Revenues of free-to-play games typically rely on a small percentage of players who convert into paying users by purchasing game resources that yield additional advantages and features. The vast majority of users play for free or only occasionally spend money on the game. Accordingly, only a small percentage of users who play GuruShots’ games in any period are paying users. In addition, even among the paying users, a small portion of those users generate a large percentage of GuruShots’ revenues. Because of this, it is imperative for us to retain the small percentage of paying users and to maintain or increase their spending. Over the past six years, GuruShots has successfully increased the compounded annual growth rate of monthly spending per paying player by around 18%. There can be no assurance that we will be able to continue to retain paying users or that paying users will maintain or increase their spending. We may experience a net decline in paying players resulting in a decrease in revenue resulting in a materially adverse outcome for our business and financial results.

We may not manage our game economy properly and as a result, disincentivize players from purchasing game resources

GuruShots is available to players for free, and GuruShots generates nearly all of its revenues from the sale of game resources that users can purchase to secure additional advantages and features that can be utilized to increase the visibility of their photos in a competition. The perceived value of these resources can be impacted by how much we charge for them, how much we discount them, and what resources can be earned by taking specific actions during gameplay. If we fail to manage our economy well we risk confusing or upsetting paying players to the point that they reduce their purchases which could negatively hurt the business.

In addition, there are players that share strategies about how to win the competitions across various social media platforms which could reduce the paying player spend or provide advantages to players negating the need for them to purchase in-game resources.

We may not accurately track key performance indicators needed to run our business profitably accurately

We track certain key performance indicators, including the number of active and paying players using both internal and third-party tracking tools. Our analytical tools have certain limitations, and our ability to access and monitor this data may change, which would adversely impact our ability to track these KPIs. If the internal or external tools we use to track data contain bugs we may make poor decisions based on flawed and inaccurate data which hurt our reputation and financial position.

Zedge may experience a material downturn in its business making it impossible to meet the user acquisition spend obligations that we have made to GuruShots

In connection with the purchase of GuruShots, we made commitments on user acquisition spend at GuruShots. In the event that there is a material economic setback or another catastrophic event that negatively impacts advertising spend we may be unable to meet our user acquisition obligations to GuruShots which would expose us to liability to the prior owners of GuruShots.

Zedge may be unable to successfully integrate GuruShots into Zedge

Zedge and GuruShots will need to integrate their operations which will require coordination between management, marketing, technology, product development, and operations. Zedge may not execute the integration successfully resulting in higher costs, product delays, employee resignations, and overall underperformance.

The GuruShots acquisition may fail to yield growth opportunities and achieve beneficial synergies

Zedge acquired GuruShots with the expectation that the transaction will yield growth on a standalone basis as well as strategic synergies on a combined basis. Our success in realizing these growth opportunities and strategic synergies, and their associated timing depends, amongst other things, on the successful integration of the respective businesses. Even if we are successful with the integration, there is no guarantee that the strategic synergies that we envisioned will bear fruit.

We may cause additional dilution to investors

In the event that GuruShots meets or exceeds the target thresholds associated with the earnout Zedge may need to issue stock to make the earnout payments resulting in additional dilution to you.

Russia's recent invasion of Ukraine, and the international community's response, have created substantial political and economic disruption, uncertainty, and risk.

In February 2022, Russia's military action in Ukraine resulted in wide-ranging sanctions and international protests, creating significant political and economic uncertainty at a global level. These and related actions, responses, and consequences may contribute to world-wide economic downturns. We have no way to predict the progress or outcome of the situation, as the conflict and government reactions are rapidly developing and beyond our control. Prolonged unrest, military activities, or broad-based sanctions could have a material adverse effect on our operations and business outlook.

We track certain key performance indicators with internal and third-party tools and do not independently verify all of these metrics. Certain of these indicators may have challenges in being tracked accurately which could negatively impact our business.

We track certain key performance indicators, including the number of active and paying players using a both internal and third-party tracking tools. Our analytical tools have certain limitations, including those from third-party providers, and our ability to access and monitor this data may change adversely impacting our ability to track these KPIs. If the internal or external tools we use to track data contain bugs we may make poor decisions based on flawed and inaccurate data which hurt our reputation and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEDGE, INC.

June 14, 2022	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

June 14, 2022	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer