Form 10-K
period 2022-07-31
Zedge, Inc.
filed 2022-11-14
CIK 1667313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended July 31, 2022

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $7.56 per share, as reported on the New York Stock Exchange, was approximately $91 million.

As of November 10, 2022, the registrant had outstanding 524,775 shares of Class A common stock and 14,357,131 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 18, 2023, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Zedge, Inc.

i

PART I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, collectively. Our fiscal year runs from August 1 through July 31. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2022 refers to the fiscal year ended July 31, 2022).

Item 1. Business

Company Overview

Zedge builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds which historically was branded as Zedge Premium, and GuruShots, a skill-based photo challenge game. Our vision is to connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce.

We are part of the ‘Creator Economy,’ where over 1 billion people create and share their content across social platforms, mobile, and video games, and content marketplaces. Within this group of individuals, over 200 million identify as creators, people who use their influence, skill, and creativity to amass an audience and monetize it. Furthermore, approximately 12% of full-time creators earn more than $50,000 per year, and 10% of influencers earn more than $100,000 per year. We view the Creator Economy as an untapped opportunity for Zedge to expand its business, especially as we execute by connecting our gamers with our marketplace.

The Zedge Ringtones and Wallpapers app (which is named “Zedge Wallpapers” in the App Store), which we refer to as our “Zedge App,” is a marketplace offering a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of July 31, 2022, our Zedge App has been installed nearly 569 million times since inception and, over the past two years, has had between 32.0 and 36.3 million monthly active users (“MAU”). MAU is a key performance indicator (“KPI”) that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or for a price, via ‘Zedge Premium.’ In turn, our users utilize the content to personalize their phones and express their individuality.

In fiscal 2022 we introduced several new customer facing product features including ‘NFTs Made Easy’ and social and community features, all meant to improve customer engagement, MAU, and revenue growth over the long term. In addition, due to developments outside of our control, we migrated to a new ad mediation platform - Applovin MAX -, which monopolized internal resources and delayed the completion of other product initiatives we had planned for in fiscal 2022. Applovin paid us a one-time $2 million integration bonus and their performance has been on-par or better than our prior platform. Following the transition, work resumed on the delayed development and most have been rolled out as of September 30, 2022.

The Zedge App’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App or surfing our website, the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly or annual subscription. As of July 31, 2022, we had 692,000 active paying subscribers.

In late 2021 we introduced NFT functionality to a limited number of Zedge Premium creators via ‘NFTs Made Easy’. Over time we believe this product enhancement has the potential to drive significant artist growth and revenue production. ‘NFTs Made Easy’ is an eco-friendly platform that enables artists and consumers to sell and purchase NFTs within the Zedge App even though they may lack deep knowledge and proficiency in the crypto space. All transactions are made using Zedge Credits.

In April 2022, we acquired GuruShots Ltd (“GuruShots”) a recognized category leader focused on gamifying the photography vertical. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 1 million photographs and casting close to 4.5+ billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

Today, GuruShots utilizes a ‘Free-to-Play’ business model that leads to strong monetization with the purchase of resources that are used to give paying players an edge while still maintaining a fair and competitive experience for all participants. Over the past six years, the monthly average paying player spend has increased in excess of 14% annually to more than $55 per player.

As we look to the future, we are advancing several initiatives that we expect will drive user growth, increase engagement, drive in-app purchases, and advance our in-game economy. Some of these include:

●	On-Boarding. Revamping the customer onboarding experience in order to maximize first time purchasers by immediately drawing new players into simplified photo competitions that are limited to a small audience taking place in a short time duration.

●	Subscriptions. Introducing value-adds that we can bundle into a subscription. For example, we started testing a feed of short and engaging instructional videos that offer players techniques for improving their photographs. If users engage with this content, we expect to bundle it into a paid subscription.

●	Economy. Evolving the game economy by maturing the game’s progression mechanics and features, earn and spend dynamics, and introducing soft and premium currencies tied to resources and benefits. Furthermore, we hope to introduce an advertising layer in the monetization stack in the future.

We market GuruShots to prospective players, primarily via paid user acquisition channels, and utilize a host of creative formats including static and video ads in order to promote the game. Our marketing team invests material resources in analyzing all attributes of a campaign ranging from the creative assets, offer acquisition channel, and platform (i.e., iOS, Android, and web), just to name a few, with the goal of determining whether a specific campaign is likely to yield a profitable customer. When we unearth a successful combination of these variables we scale up until we experience diminishing returns. Ultimately, we believe that the efforts we are making to advance the product coupled with the investment in user acquisition can significantly increase GuruShots’ player base.

Beyond our commitment to growing both the Zedge App and GuruShots on a standalone basis, we believe that there are many potential synergies that we can capitalize on that exist between the two businesses. Specifically, we plan to enable the ability for GuruShots players to become Zedge Premium artists and sell their photos to our audience of 30+ million MAU as standard digital images or NFTs. In addition, we look to benefit from the experience that the GuruShots team possesses and test gamifying the Zedge App. We believe that successful gamification can contribute to increasing engagement, retention, and lifetime value, all critical KPIs for our business. Longer term, we believe that there are complementary content verticals that lend themselves to gamification.

In August 2021, we acquired Emojipedia Pty Ltd (“Emojipedia”), the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards, and Emojitracker, which provides real time visualization of all emoji symbols used on Twitter. Emojipedia receives approximately 46.4 million monthly page views and has approximately 7.6 million monthly active users of which approximately 45.19% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a voting member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Facebook, and Twitter.

We believe that Emojipedia provides growth potential to the Zedge App, and it was immediately accretive to earnings. In the past year, we have made many changes to Emojipedia including migrating to a new ad mediation platform, redesigning the Emojipedia website, and introducing localized versions of Emojipedia in Spanish, French, German, Italian, and Portuguese. We will continue to enhance this offering and are exploring new features including a native mobile offering as well as additional monetization opportunities.

Our Strategy

Our vision is to connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce.

Our Strategic Flywheel

Our long-term strategy calls for creating a flywheel that leverages the synergies of a “gaming and marketplace” dynamic across our portfolio, engaging communities of consumers with content that can function on a multitude of online and mobile platforms including social networks, messaging, and gaming. This is unlike the existing dynamic that many gaming platforms offer to players, who can create and sell virtual goods that are valuable only within the context of that particular ecosystem. Although the foundation of our strategy is currently centered around the Zedge App and GuruShots, over time we expect to expand into other content verticals that have relevance beyond gameplay.

Using our current products as an example, GuruShots is a skill-based game that attracts creators (mainly, amateur photographers) with friendly photo competitions in which they compete to gain recognition and pedigree. We believe that adding the ability to sell their content to the Zedge App’s 30+ million MAU is an attractive benefit that enables players not only to have fun, but also to earn money while doing so. This dual purpose will likely improve user growth, engagement, retention, and monetization while simultaneously expanding our relevance to a broader community interested in high-quality photographs. If our assumptions are correct, we will have a flywheel that drives the aforementioned KPIs while also enabling us to expand into new verticals (through internal development or acquisition), gamify them, and add new content to our marketplace.

Executing this strategy calls for concentrating our efforts on the following goals:

●	Continue growing our user base, profitably. We expect to continue devoting resources to growing our user base profitably by:

○	studying our users’ needs and enhancing our products to meet those needs;

○	developing and offering new features and services that are attractive to both new and existing users;

○	investing in paid user acquisition campaigns that yield profitable customers, based on empirical data and focused, primarily, on well-developed markets; and

○	expanding our reach by collaborating with strategic partners.

●	Improve monetization. Continue developing monetization methods that will help us grow, including advancements of the in-app economy, NFTs, subscription models, e-commerce, and new advertising products, implementations, and optimizations. We believe that our products and customer base are attractive to advertisers, brands, artists, and players and will yield new monetization opportunities. In addition, we expect that we will be able to capitalize on cross marketing our suite of products to this customer base.

●	Ongoing product and technology investment in and across our product suite. We plan to make continued, selected investments in product feature sets and functionality in order to both maintain our existing user base and attract new users. In addition, we envision applying our product expertise to verticals that we currently do not have in our portfolio, as well as gamifying the Zedge App.

●	Better utilize data to improve user acquisition and customer engagement. We plan to better utilize data to scale profitable user acquisition and improve the use of our product through personalized recommendations and content feeds, enhanced search and content discovery, and optimized pricing.

●	Building our marketplace into a best-of-breed platform for artists and creators. Our goal is to build our marketplace into one that artists view as prioritizing their needs and addressing all aspects of their marketing and revenue generation goals including, but not limited to, ease in managing their virtual storefront, promotion, education, reporting, and distribution.

●	Increase our marketing efforts for our Zedge App. Historically, we haven’t invested materially in marketing initiatives for our Zedge App. Going forward, we envision the need to better promote our Zedge App and to amplify our Zedge App’s value proposition to artists and individual creators. We envisage these creators and influencers and brands self-promoting their availability on our Zedge App in order to extend their reach, generate incremental income and drive more end-user traffic to our platform. Furthermore, we also plan to scale up paid user acquisition focusing on users that we believe can yield profitable customers, and also continue to invest in app store optimization, search, marketing automation, social marketing, and community management in order to retain and expand our Zedge App’s customer base.

●	Diversify our revenue stack. Historically, the majority of our revenue has been derived from advertising. We plan to diversify our revenue by developing a subscription offer and introducing advertising into GuruShots. Furthermore, we expect to further our NFT offering, opening up the potential for trading revenue as well as revisiting print on demand, particularly with GuruShots’ player’s content. We also have a set of product initiatives specific to Emojipedia that will enable new revenue streams from this asset.

●	Selectively pursue strategic investments, partnerships, and acquisitions. On a selective basis, we will look to invest in, partner with, or purchase entities that can provide synergistic growth opportunities for our Zedge App and otherwise. For example, in April 2022 we acquired GuruShots and in August 2021 we acquired Emojipedia. Each of these acquisitions offers new growth opportunities both on a stand-alone basis as well as on an integrated and synergistic basis that we believe can impact our business in a materially positive fashion.

Our Competitive Advantages

We believe that the following competitive strengths will drive the growth of our business:

●	Large, global customer base. We benefit from having a large customer base. As of July 31, 2022, we had approximately 40 million MAU spanning across all of our products, of which approximately 27% were in well-developed markets and 73% were in emerging markets. Typically, customers in well-developed markets monetize at a material premium when compared to those in emerging markets. The Android version of our Zedge App is available in 17 languages and Emojipedia is available in 19 languages. We possess a highly diversified portfolio of content and attribute this in part to our global reach which makes us attractive to creators interested in meeting various customer tastes and preferences. In addition, our diverse customer base attracts advertisers seeking customers that have adequate disposable income to purchase their products and services. Our Zedge App’s large customer base is also a draw to artists and brands looking to market their content to a critical mass of users.

●	Leading global provider of mobile personalization content. Our Zedge App has a global customer base of approximately 32 million MAU, enabling users to easily personalize their mobile phones with a wide variety of free, high-quality ringtones, wallpapers, notification sounds, video wallpapers, custom app icons (only available for iOS), and NFTs. We believe that our Zedge App is well positioned for continued leadership in the personalization space.

●	Deep Knowledge of Gaming. We have leaders with years of experience in building and operating games of skill across digital platforms including iOS, Android, and web. We intimately understand game design, onboarding, game mechanics, LiveOps, feedback loops, in-game resource balancing, scarcity, and how to make a game fun, challenging, and fair.

●	Combining Gaming and a Real-world Activity. We have years of experience in combining game dynamics with a real-world activity. In the case of GuruShots the real-world activity is photography. Successfully combining these is non-trivial and requires a great deal of expertise and understanding that the team has acquired over the years.

●	High-quality products. We do our best to provide our customers with high-quality products and superior user experiences. We prioritize our customers’ needs and believe that this focus is critical for our long-term growth and expansion. We invest significant resources in product development, design, and usability. We beta test product enhancements extensively and closely monitor customer feedback to ensure that we meet users’ needs. To date, our Zedge App has received more than 11 million reviews in Google Play where it boasts a 4.6 star rating out of a maximum of 5 stars. GuruShots has a 4.5 star rating in the App Store albeit from a universe of several thousand reviews.

●	Human Capital. We have a team of highly experienced professionals that take pride and ownership in their work product. Our diverse employee base is passionate about our product suite and its mission to build a tightly coupled ecosystem of “games and marketplaces.” Our culture is founded on respect and empowerment which are critical in light of us having offices in four different countries with a hybrid in-person work attendance policy. We strive to create an environment where our employees can be autonomous and creative. Our people possess deep expertise in product design and management, development, marketing, monetization, data and analytics and operations.

●	Management team. We have an experienced management team with longstanding tenure with the company and deep knowledge of the mobile app landscape who are highly focused on execution. Our core management team possesses a solid understanding of the mobile app industry, product design and development, operations, and monetization. Collectively, our management team has a proven ability in building and scaling a business and pursuing opportunities with a manageable risk profile.

●	Large and diverse content catalog. Our large and diverse catalog of content includes wallpapers, ringtones, notification sounds, video wallpapers, photographs, and emojis. With artists and contributors spanning the globe, we have assembled a vast array of both User Generated (UGC) and licensed content to meet the needs of our users.

●	Technology and infrastructure. Our products are built upon scalable technology and infrastructure that reliably serves tens of millions of MAU, globally. We use a combination of off-the-shelf and proprietary technologies and infrastructure solutions that scale efficiently to meet the needs of our large customer base.

Competition

We face competition in all aspects of our business and especially from other digital marketplaces and gaming companies. In running our business, we need to account for:

●	Consumers. We compete for consumers’ leisure time, attention, and spending versus alternative forms of entertainment that are available to them as well as against online platforms and marketplaces that offer utility and content for mobile phone personalization.

●	Content creators. There are many online platforms that offer content creators an eco-system in which they can make their content available to consumers. Some of these platforms may have better incentives, paid or other, that may potentially make them more attractive than our marketplace.

●	Advertisers. We face significant competition in securing spend from advertisers.

●	Other Game Developers. Game developers that offer more engaging and interesting games. These competitors, many of whom we may not be aware of, may be more proficient at capitalizing on user acquisition channels in order to gain access to large user bases and their network effects to expand virally and quickly.

●	Alternative options and products for mobile personalization and emojis. There are many other marketplaces and platforms that offer mobile personalization content, games, and emoji resources, some of whom are better funded than we are. We believe that we possess a competitive advantage because of our:

○	large user base;

○	“one-stop shop” approach to mobile personalization, which avails customers of ringtones, wallpapers, notification sounds, and video wallpapers within the same Android app;

○	flexibility that allows the customer to selectively choose what they would like to personalize without handing over the core elements of the native operating system to a third party and overwhelming the user with a myriad of complex options;

○	large content catalog;

○	recognized and well-respected brands;

○	proprietary recommendation engine; and

○	market ranking and longevity.

●	Rapid-Paced and Changing World of Mobile App Development. The mobile app eco-system changes quickly and regularly with new apps capturing massive audiences competing for consumer’s time, mindshare, and money. This is an ongoing competitive threat requiring us to do our best to adapt as necessary to remain relevant and meaningful.

Our History

In 2003, Tom Arnoy, Kenneth Sundnes, and Paul Shaw launched a consumer website at www.zedge.net that people used to upload and download ringtones.

In December 2006, IDT Corporation acquired 90% of Zedge. Zedge Holdings, Inc. was incorporated in Delaware in 2008, and our name was changed to Zedge, Inc. in 2016.

In 2009, we introduced the Android version of our Zedge App. The Zedge App provided ease of use by negating the need for customers to first download a ringtone or wallpaper to their computer and then upload that content to their mobile phone.

We launched the iOS version of our Zedge App in 2013, followed by the launch of the Windows Mobile Zedge App in 2014.

During 2014 and 2015, our Zedge App introduced app icons, social sharing features, and marketing automation capabilities, and expanded the number of languages supported.

In 2016, IDT Corporation spun off our stock to its stockholders, and our Class B Common Stock was listed on the NYSE American with the ticker symbol “ZDGE”.

In March 2018, we completed the launch of Zedge Premium, a section of our marketplace where artists can launch a virtual store and market, distribute, and sell their digital content, including wallpapers, video wallpapers, ringtones, and notification sounds to our users.

In January 2019, we started offering freemium Zedge App Android users the ability to convert into paying subscribers in exchange for removing unsolicited advertisements from our Zedge App. As of July 31, 2022, we had approximately 692,000 active subscribers. In fiscal 2023, we expect to launch subscriptions on iOS.

In August 2020, Jonathan Reich was promoted to Chief Executive Officer, and Yi Tsai was promoted to Chief Financial Officer.

On August 1, 2021, we acquired Emojipedia, the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards, and Emojitracker, which provides real time visualization of all emoji symbols used on Twitter.

On December 14, 2021, we launched ‘NFTs Made Easy’ an NFT offering for artists and consumers that provides ease of use and negates the need for cryptocurrency experience and know-how. An artist only needs to upload their content as they normally would in the Zedge Premium Creator’s Portal, check the NFT option, and Zedge handles the rest seamlessly, from minting to gas fees. Additionally, consumers can buy the NFTs simply by using Zedge Credits purchased in their local currency.

On April 12, 2022, we acquired GuruShots, a recognized category leader that fuses photography with mobile gaming. GuruShots, headquartered in Israel, offers a platform spanning iOS, Android, and the web that gamifies photography by providing a fun, educational, and structured way for amateur photographers - essentially anyone with a mobile phone - to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. On a monthly basis, GuruShots users currently cast close to 4.5 billion “perceived votes” in more than 300 competitions. GuruShots currently generates revenue from selling digital resources that, if used skillfully, can provide additional visibility to competitors’ photographs, a critical factor in securing votes for competitive ranking.

Our Technology

Our eco-system is powered by a scalable distributed platform that is comprised of both open source and proprietary technologies centered on content management and discovery, web and app development, data mining and analytics, deep learning, mobile content/device compatibility, advertising, and reporting. We have built a robust platform that allows us to ideate, test, and launch where warranted by the outcome and we have embraced machine learning throughout our technology stack in order to improve content recommendations and relevancy. From an end user’s perspective, our platform minimizes response latency while maximizing content relevancy and discoverability. We optimize our platform by utilizing systems, algorithms, and heuristics that organize our content based on real user data and that renders the content in a relevant fashion. With GuruShots, we have added open source and proprietary technologies around gamification, including ranking algorithms that ensure fair exposure to all content in a competition, and real-time voting/ranking functionality at scale. Our infrastructure provides a fully redundant production environment in a cloud-hosted, virtual-server environment.

Intellectual Property

Our trademarks, copyrights, domain names, proprietary technology, know-how, and other intellectual property are vital to our success. We seek to protect our intellectual property rights by relying on federal, state, and common law rights in the United States and other countries, as well as contractual restrictions. We enter into confidentiality and nondisclosure agreements with our employees and business partners. The agreements we enter into with our employees also provide that all software, inventions, developments, works of authorship, and trade secrets created by them during the course of their employment are our property.

We have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India, and Canada, “Tonesync” in the European Union and the United Kingdom, “We Make Phones Personal,” and “Zedge, Everything You” in the United States and a stylized “D” logo in the European Union and the United Kingdom. We also have applied for trademark protection for “Tattoo your phone,” and “NFTs Made Easy” in the United States, a stylized “D” logo in the United States, Canada and India, and have obtained a copyright registration for our flagship app, Zedge. In addition, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com.

On August 1, 2021, we acquired Emojipedia. As part of this acquisition, we acquired trademark registrations for “Emojipedia” in the United States, the European Union, the United Kingdom, and Australia, and trademark registrations for “World Emoji Day” in the United States and the United Kingdom. We also acquired the following domain name registrations: www.emojipedia.com and www.emojipedia.org.

On April 12, 2022, we acquired GuruShots Ltd. As part of this acquisition, we acquired, all intellectual property rights associated with, and encompassed within the GuruShots mobile and web-based applications, including the following domain name: GuruShots.com. In addition, we have applied for trademark protection for “GuruShots” in the United States, and have filed copyright applications for the GuruShots mobile and web-based applications.

Human Capital

Our headcount totaled 93 as of July 31, 2022, including 32 added from the GuruShots acquisition.

Facilities

As a result of the COVID-19 pandemic, we ceased having a physical office in the United States in 2020. Yet, we still address commercial operations including accounting and finance, and business development from the New York area. In 2021, our Norwegian operations moved into a smaller Trondheim, Norway facility, with approximately 3,800 square feet of space, accommodates our product, design, and technology teams, and is under lease through March 2024. In May of 2022, we entered into a one-year sublease agreement for approximately 2,300 square feet of space for our team in Vilnius, Lithuania. We lease 1,550 square feet of space in Tel Aviv, Israel that accommodates the GuruShots team. That lease is due to expire in October 2024. Our servers are hosted in leased data centers in different geographic locations in the United States.

Item 1A. Risk Factors

Our business, operating results or financial condition could be materially adversely affected by any of the following risks associated with any one of our businesses, as well as the other risks highlighted elsewhere in this document, particularly the discussions about competition. The trading price of our Class B common stock could decline due to any of these risks.

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including, but not limited to, risks regarding the following:

●	We offer a suite of freemium apps and we may not be successful in adding new users or in retaining existing users, or if our users decrease their level of engagement with our products or do not make optional purchases of tokens, resources, or content, or convert into paying subscribers and renew their paid subscriptions our revenue, financial results and business may be significantly harmed.

●	We may not be successful in acquiring a sufficient number of users that become purchasers or retain existing users who generate profitable revenue for our apps.

●	We may not manage our in-app economy well and as a result, disincentivize users from making in-app purchases. Any failure to do so could adversely affect our business, financial condition, and results of operations.

●	If we fail to attract advertisers or if advertisers reduce their spend with us, our revenues, profitability and prospects may be materially and adversely affected.

●	The digital advertising market may deteriorate or develop more slowly than expected, which could materially harm our business and results of operations.

●	A material amount of our revenue is generated from a limited number of geographies and third-party advertising demand partners. Any change to this mix could result in negatively impacting our business, financial condition, and results of operations.

●	Our apps’ user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

●	We rely on third-party platforms, such as the iOS App Store, Facebook, and Google Play Store, to distribute our apps and collect revenues generated on these platforms. If these platforms adopt policies including those relating to advertising, privacy, or monetization that are counter to our strategy it could result in materially and adversely affecting our business.

●	Zedge Premium, the section of our marketplace where we offer premium content (i.e. for purchase), may not yield the strategic goals and objectives that we envision, and our revenues, profitability and prospects may be materially and adversely negatively affected.

●	If we fail to maintain and enhance our various brands, or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

●	We may not be able to effectively manage our growth or implement our future business strategies, in which case our business and results of operations may be materially and adversely affected.

●	If we fail to keep up with rapid technological changes in the internet and smartphone industries and adapt our products and services accordingly, our results of operations and future growth may be adversely affected.

●	We have offices and other significant operations located in Lithuania, Israel, and Norway, and, therefore, our results may be adversely affected by political, economic and military instability in these countries.

●	Zedge may be unable to successfully integrate GuruShots into Zedge

●	Data privacy and security laws and regulations in the jurisdictions in which we do business subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties in the event of non-compliance, additionally the need to observe these regulations increases the cost of doing business and these laws and regulations are continually evolving. Compliance failure either by us or our partners, or vendors could harm our business.

●	Our business depends on our ability to collect and effectively use data to serve relevant advertising, deliver suitable content, and identify appropriate customer prospects, and any limitation on the collection and use of this data could significantly diminish the value of our services, cause us to lose clients, make us less attractive to prospective customers and revenues.

●	Security breaches or computer virus attacks could have a material adverse effect on our business prospects and results of operations.

●	We are controlled by our majority stockholder, which limits the ability of other stockholders to affect our management.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Certain of our offerings, including GuruShots’ participation in gallery exhibitions, are sensitive to consumer spending and economic conditions.

Consumer purchases of discretionary retail items and specialty retail products, as well as participation in gallery events, may be adversely affected by national and regional economic, market and other conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high interest rates, high tax rates, high fuel prices, the threat of a pandemic or other health crisis (such as COVID-19) and consumer confidence with respect to current and future economic, market and other conditions. Consumer purchases may decline during recessionary periods or at other times when unemployment is higher or disposable income is lower. Consumer willingness to make discretionary purchases may decline, may stall or may be slow to increase due to national and regional economic conditions. GuruShots derives revenues form arranging for certain of its users to display their photographs in art galleries. There remains considerable uncertainty and volatility in the national and global economy. Further or future slowdowns or disruptions in the economy, market and other conditions could adversely affect us and our business strategy. We may not be able to sustain or increase our current net sales if there is a decline in consumer spending.

The market prices of many digital assets, including NFTs, have experienced significant declines in recent periods and may continue to do so. Further declines in the market prices of digital assets, could have a material adverse effect on our NFTs Made Easy offering, our financial performance, and results of our operations.

The market prices of many digital assets, including NFTs, experienced significant declines in the fourth quarter of 2021 and to date in 2022. Despite the increased popularity of NFTs in 2021, sales volumes of NFTs declined consistently throughout 2022, dropping by as much as 60% in the third quarter of 2022 as compared to the previous quarter, according to some market analysts. Further declines in the market prices of digital assets, could have a material adverse effect on our NFTs Made Easy offerings, our financial performance, and results of our operations.

The value of NFTs is uncertain and may subject us to unforeseeable risks.

We allow our creators to offer NFTs for sale. NFTs are unique, one-of-a-kind, or limited series, digital assets made possible by certain digital asset network protocols. Because of their non-fungible nature, NFTs introduce digital scarcity and have become popular as online “collectibles,” similar to physical rare collectible items, such as trading cards or art. Like real world collectibles, the value of NFTs may be prone to “boom and bust” cycles as popularity increases and subsequently subsides. If any of these bust cycles were to occur, it could adversely affect the value of certain of our future strategies.

The prices of digital assets are extremely volatile, and such volatility may have a material adverse effect on our NFTs Made Easy offering.

The market prices of many digital assets, including NFTs, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets over the course of 2017, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2018 in digital asset trading prices. These drawdowns notwithstanding, digital asset prices, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak and increased significantly again over the remainder of 2020 and the first quarter of 2021. Digital asset prices continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021 and to date in 2022.

Decreases in the price of even a single other digital asset may cause volatility in the entire digital asset industry and may affect the value of other digital assets, including our NFTs Made Easy offering.  For example, a security breach or any other incident or set of circumstances that affects purchaser or user confidence in a well-known digital asset may affect the industry as a whole and may also cause the price of other digital assets, including NFTs, to fluctuate.

Extreme volatility may persist and the value of NFTs may significantly decline in the future without recovery. Moreover, digital asset platforms are relatively new and the digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly.

Extreme volatility in the future could have a material adverse effect on the value of NFTs Made Easy offering. Furthermore, negative perception, a lack of stability and standardized regulation in the digital asset economy may reduce confidence in the digital asset economy and may result in greater volatility in the price of NFTs and other digital assets, including a depreciation in value.

We offer a suite of freemium apps and we may not be successful in adding new users or in retaining existing users, or if our users decrease their level of engagement with our products or do not make optional purchases of tokens, resources, or content, or convert into paying subscribers and renew their paid subscriptions our revenue, financial results and business may be significantly harmed.

The size of our user base and our users’ level of engagement and paid conversion are fundamental to our success. Our financial performance has been and will continue to be dependent by our ability to successfully add new users, retain and engage existing users and convert them into paying users and/or subscribers. Over the past several years, we have experienced periods of growth and contraction, as well as a shift of users from well developed markets to emerging markets and we expect that the size of our user base will fluctuate over time. If consumers and/or creators do not perceive our products as useful, effective, entertaining, reliable, and/or trustworthy, we may not be able to attract or keep users or otherwise maintain or increase the frequency and duration of their engagement or the percentage of users that are converted into paying subscribers. There is no guarantee that we will not experience a decline in our user base or engagement levels. User engagement can be difficult to measure, particularly as we introduce new and different products and services and as various privacy regulations evolve. Any number of factors can negatively affect user growth, engagement and conversion, including:

●	users opt to utilize other competitive products or services instead of our own;

●	user behavior changes with respect to our products and services resulting in a decrease of engagement and/or session time;

●	users decrease their engagement, session time, or uninstall our apps because of product decisions that we make with respect to introducing new features, feature enhancements, an/or monetization techniques;

●	users lose confidence in how we utilize user data and/or or privacy policy;

●	users cease making in-app purchases or in paying for subscriptions;

●	users have difficulty accessing our products and services as a result of our actions or those of third parties that we rely on to distribute our products and deliver our services;

●	we fail to introduce new features, products or services that users want or enhance the existing products and services with improvements that users are interested in;

●	we are unable to acquire users through cost-effective marketing efforts, including both organic and paid channels;

●	initiatives designed to attract and maintain users and increase engagement are unsuccessful because of errors that we make or policies instituted by third parties that we use to distribute our products or deliver our services;

●	adopting terms, policies or procedures related to areas such as privacy, user data, content ownership, or monetization techniques that are received negatively by our users or creators;

●	inability to offer relevant content to our users;

●	poor support for our users and creators;

●	outages or other technical problems that result in making our products and services inaccessible, unreliable or that result in a poor user experience;

●	actions by governments that affect accessibility to our products and services in any market; or

●	regulations and/or litigation that result in users not accepting our terms of use because of measures that we have taken in order to ensure compliance.

Certain of these factors have, at various times, negatively impacted user and creator growth, MAU and engagement. If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be materially adversely affected.

We may not experience growth or engagement in certain geographic locations due to local factors.

We may not experience rapid user growth or continued engagement in countries that have unreliable telecommunications infrastructure or in countries where mobile and internet usage are expensive. Any decrease in user growth or engagement may have a material and adverse impact on our popularity, revenue, business, reputation, financial condition, and results of operations.

We may not be successful in acquiring a sufficient number of users that become purchasers or retain existing users who generate profitable revenue for our apps.

Revenues of freemium apps and websites typically rely on a small percentage of users that convert into paying users by making in-app purchases of digital goods and/or paid subscriptions; however, the vast majority of users play for free or only occasionally make purchases or opt-in for paid subscription. Accordingly, only a small percentage of our users are paying users. In addition, a small portion of paying users generate a disproportionate percentage of revenue. Because of this, it is imperative for us to both retain these valuable customers and to maintain or increase their spend over time. In fiscal 2022, we experienced a 3.7% decline in in-app purchases and paid subscriptions. Conversely, over the past six years, GuruShots has successfully increased the compounded annual growth rate of monthly spending per paying player by around 14%. There can be no assurance that we will be able to continue to retain paying users or that paying users will maintain or increase their spending. We may experience a net decline in paying players resulting in a decrease in revenue resulting in a materially adverse outcome for our business and financial results.

We may not manage our in-app economy well and as a result, disincentivize users from making in-app purchases. Any failure to do so could adversely affect our business, financial condition, and results of operations.

Our apps are available to players for free and each brand generates a material portion of its revenue by selling digital goods and/or paid subscriptions. The perceived value of these digital goods and/or paid subscriptions can be impacted by various factors including their price, discounting policies, etc. If we fail to manage our economy well we risk confusing or upsetting users to the point that they reduce their purchases which could negatively hurt the business.

If we fail to attract advertisers or if advertisers reduce their spend with us, our revenues, profitability and prospects may be materially and adversely affected.

In fiscal 2022, approximately 76% of our revenues (excluding GuruShots) were generated from selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our ability to sell our advertising inventory. Companies that advertise with us may choose to utilize other advertising channels or may reduce or eliminate their marketing altogether for a variety of reasons, many of which are out of our control, including, without limitation, if the demand for mobile phone personalization industry declines or otherwise falls out of favor with advertisers or consumers.

If the size of the digital advertising market does not increase from current levels, or if our digital brands are unable to capture and retain a sufficient share of that market, our ability to maintain or increase our current level of advertising revenues and our revenues, profitability and prospects could be materially and adversely affected.

The digital advertising market may deteriorate or develop more slowly than expected, which could materially harm our business and results of operations.

We generate the substantial majority of our revenue from selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our ability to sell advertising inventory across some if not all of our digital brands.

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

A material amount of our revenue is generated from a limited number of geographies and third-party advertising demand partners. Any change to this mix could result in negatively impacting our business, financial condition, and results of operations.

In fiscal 2022, revenue from well developed economies accounted for approximately 73% of our total revenues and 83% of our total revenues were generated by four advertising demand partners. While our end users are located around the world, the revenue is generated in the United States from our advertising partners. During the past five years, we have experienced a shift in our Zedge App’s regional customer make-up with the percentage of our total MAU from emerging markets increasing, while the portion from well-developed markets is decreasing. In fiscal 2022, 77% our Zedge App’s users were located in emerging markets with 23% of users in well-developed regions compared to 75% and 24% respectively in fiscal 2021. India comprised 28% of our MAU as of July 31, 2022. This shift has negatively impacted revenues because well-developed markets command materially higher advertising rates when compared to those in emerging markets. Although we are investing in reversing this trend, we may not be successful in this effort which may result in lower revenues and profitability. Although, GuruShots’ and Emojipedia’s user bases are more heavily weighted to well-developed economies, we are still exposed to the impact of a shift in our Zedge App’s user base toward emerging markets.

Three advertising demand partners, mainly, Google, Facebook and Applovin were responsible for 63% of overall revenue in fiscal 2022. If any of these advertising demand partners were to alter their spend on our digital properties the outcome could result in lowering revenues and profitability.

Our apps’ user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

Our apps’ user base is heavily weighted to smartphones running the Android operating system, which constituted approximately 96% of our MAU (excluding Emojipedia) as of July 31, 2022, and most of our revenues for fiscal 2022. Any significant downturn in the overall demand for Android smartphones or the use of Android smartphones could significantly and adversely affect the demand for our products and services and would materially affect our revenues.

Although the Android smartphone market has grown rapidly in recent years, it is uncertain whether the Android smartphone market will continue growing at a similar rate in the future. In addition, due to the constantly evolving nature of the smartphone industry, another operating system for smartphones may eclipse the Android operating system and result in a decline in its popularity, which would likely adversely affect our apps’ popularity. To the extent that our products and services continue operating on Android smartphones and to the extent that our future revenues substantially depend on the use and sales of Android smartphones, our business and financial results would be vulnerable to any downturns in the Android smartphone market.

We may not be successful in diversifying our revenue mix in order to reduce our significant dependence on third-party advertisers.

In fiscal 2022, approximately 80% of our revenues excluding GuruShots were generated from advertising sales. We cannot assure you that we will be successful in diversifying our revenue mix by identifying new revenue drivers that complement our advertising-heavy business. Although the Zedge App had initial success in converting freemium users into paid subscribers, starting with zero in January 2019 and ending fiscal 2021 with approximately 752,000, we ended fiscal 2022 with 692,000 subscribers, an 8% decline and there is no guarantee that we will be successful in improving subscriber base growth or in maintaining our current subscriber base. To date, Zedge Premium has taken longer to scale than we originally anticipated, and our ‘NFTs Made Easy’ offering is still in the early stages of development. Furthermore, we are still integrating GuruShots and have not achieved its expected growth trajectory or realized synergies between GuruShots and our legacy operations. Finally, Android users constitute approximately 96% of our overall MAU and are prone to spend less money in apps than iOS and web users. Even if our new initiatives are successful on one platform we may not be able to replicate that success across other platforms.

Our revenues may fluctuate materially due to increases and decreases of new mobile device sales, or other factors, over which we have no control.

Our revenue may be materially negatively impacted by a decrease or slowdown in new mobile device sales. Demand for mobile devices highly correlates to installs of our apps and associated usage and revenue generation.

Initially the COVID-19 pandemic negatively impacted new user growth. New smartphone sales suffered as a result of retail business closures, negatively impacting new user growth, especially in well-developed markets. Any e-retail business rebound will be subject to many factors including the state of the global and local economies.

If new mobile device sales decrease or slowdown, our products and services will likely experience fewer installations which will negatively impact our revenue and operations.

We rely on third-party platforms, such as the iOS App Store, Facebook, and Google Play Store, to distribute our apps and collect revenues generated on these platforms. If these platforms adopt policies including those relating to advertising, privacy, or monetization that are counter to our strategy it could result in materially and adversely affecting our business.

Our products and services depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Google Play store and Apple’s App Store. While our mobile applications are generally free to download, we offer our users the opportunity to make in-app purchases and/or purchase paid subscriptions. In certain instances, we determine the prices at which these items and subscriptions are sold. These purchases are processed by Google’s and Apple’s in-app payment and subscription systems. As of July 31, 2022 we paid Google and Apple, approximately 16% of the revenue we generated across their respective platforms. Our cashflow may be negatively impacted if either platform changes that timing of their payments to us. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.

We are subject to the standard policies and terms of service of third-party platforms, which govern the marketing, promotion, distribution, content and operation of our apps on their platforms. Each platform provider has the discretion to make changes to its operating system, payment services, manner in which their mobile operating system operates as well as change and interpret the terms and conditions of its developer policies. These changes may be harmful to our business and result in a negative outcome. For example, in September 2019, our Zedge App was temporarily removed from Google Play because they asserted that the Zedge App violated their malicious behavior policy. As a result, prospective Android users were prevented from installing our Zedge App, freemium users were unable to convert into paying subscribers and existing users we unable to purchase Zedge Credits. Shortly after the notice was issued, two of our major advertising suppliers ceased serving advertisements to our Zedge App. In addition, Google Play sent a notification to users that had the problematic version of the app on their phone recommending that they uninstall it. We identified the source of the problem as buggy code from a long-term, third-party advertising partner’s standard technology integration in our app. We corrected the problem by removing the offensive code, releasing a new version of our app and our Zedge App was reinstated after approximately 72 hours and concurrently the two major advertising suppliers resumed purchasing our advertising inventory. We estimate the immediate financial impact of the suspension resulted in approximately $100,000 in lost revenue and a material decline in MAU with the majority of uninstalls in emerging markets.

Such changes could:

●	make our products and services inaccessible or limit their accessibility;

●	curtail our ability to distribute and update our applications as we see fit across their platforms;

●	impose changes in the way in which we monetize our users;

●	limit the scope of feature enhancements or new features;

●	decrease or eliminate our ability to market to prospective and existing users; or

●	cease our ability to collect certain data about users and their respective usage.

Google and Apple are able to terminate our distribution agreements with them, without cause, with 30 days prior written notice (to the extent allowed by applicable local law). They also may terminate our agreements with them immediately (unless a longer period is required by applicable law) under certain circumstances, including upon our uncured breach of such agreements. To the extent that they or any other third party platform provider on which we rely make such changes or terminates our agreements with them, our business, financial condition and results of operations could be materially adversely affected.

A platform provider may also change its fee structure to our disadvantage, change how we are able to advertise on the platform, limit how user information is made available to developers, curtail how personal information is used for advertising purposes, or restrict how users can share information with their friends on the platform or across platforms. For example, in April 2021 Apple released iOS 14 which started requiring users to opt in to share their IDFA with app developers, on an app-by-app basis. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the user level become significantly more difficult typically resulting in higher user acquisition costs.

If we violate, or a platform provider believes we have violated, its terms of service, the platform provider reserves the right to limit or cease access to their platform. If we are unable to maintain a productive working relationship with any platform distribution and access to our products and services could also be curtailed or permanently disabled. This is especially true in instances where we are dependent on single source providers for their respective services. Any limitation or discontinuation of access to any platform could significantly reduce our ability to distribute and/or provide access to our products to users and would like result in materially and adversely affecting our business, financial condition and results of operations.

Our business depends on the availability of mobile app stores and other third party platforms and any outages that these parties experience will likely have a negative impact on our business, financial condition, results of operations or reputation.

If technologies designed to block the display of advertisements are adopted en masse, or if web browsers limit or block behavioral targeting technologies our revenues may be adversely affected.

Our digital products and services may suffer negative consequences, including a material reduction of revenue, with mass adoption of website ad blocking technologies or other technologies that limit the ability to personalize advertisements, including, without limitation, if the price for this advertising inventory declines.

Activities of our advertiser clients and/or users could damage our reputation or give rise to legal claims against us.

Our advertisers and/or users may not comply with international or domestic laws, including, but not limited to, laws and regulations relating to mobile communications. Failure of our advertisers and/or users to comply with laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the advertisements or content we deliver or distribute if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. Although we generally receive assurance from our advertising partners and users that their advertisements and content, respectively, are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an advertisement or content, and although we are normally indemnified by the advertisers, a third party or regulatory authority may still file a claim against us. Any such claims could be costly and time consuming to defend and could also hurt our reputation within the mobile advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our services or otherwise expend significant resources.

We may not be able to continually meet our users’ expectations and retain or expand our user base, and our revenues, profitability and prospects may be materially and adversely affected.

Although we constantly monitor and research our users’ expectations, we may be unable to meet them on an ongoing basis or anticipate future user needs. A decrease in the number of users engaging with our products and services may have a material and adverse effect on our ability to sell advertising, digital goods and resources, and subscriptions and on our business, financial condition and results of operations. In order to attract and retain users and remain competitive, we must continue to innovate our products and services, improve user experience, and implement new technologies and functionalities.

The internet business is characterized by constant changes, including but not limited to rapid technological evolution, continual shifts in user expectations, frequent introductions of new products and services and constant emergence of new industry standards and practices. As a result, our users may leave us for our competitors’ products and services more quickly than in other sectors. Thus, our success will depend, in part, on our ability to respond to these changes in a timely and cost-effective basis, including improving and marketing our existing products and services and developing and pricing new products and services in response to evolving user needs. Our ability to successfully retain or expand our user base will depend on our ability to achieve the following, among others:

●	anticipate and effectively respond to the growing number of internet users in general and our users in particular;

●	attract, retain and motivate talent, including but not limited to application developers, visual designers, product and program managers and engineers who have experience developing consumer facing digital products or other mobile internet products and services;

●	effectively market our existing and new products and services in response to evolving user needs;

●	develop in a timely fashion and launch new products and features, and develop and launch other internet products cost-effectively;

●	funnel our existing users and prospects into new products that we develop, independent of our current product suite, and convert them into recurring users of these new products;

●	successfully recruit new users, artists, individual creators and brands that offer their content to our users;

●	further improve our platform to provide a compelling and optimal user experience through integration of products and services provided by existing and new third-party developers or business partners; and

●	continue to provide quality content to attract and retain our users and advertisers.

We cannot assure you that our existing products and services, will remain sufficiently popular with our users. We may be unsuccessful in adding compelling new features and enhancements; products and services to further diversify these product offerings. Unexpected technical, commercial or operational problems could delay or prevent the introduction of one or more of our new products or services to our users. Moreover, we cannot be sure that any of our new products and services, will achieve widespread market acceptance or generate incremental revenue the way our existing products and services have. If we fail in earning user satisfaction through our products or services or if our products and services fail to meet our expectation to maintain and expand our user base, our business, results of operations and financial condition will be materially and adversely affected.

Zedge Premium, the section of our marketplace where we offer premium content (i.e. for purchase), may not yield the strategic goals and objectives that we envision, and our revenues, profitability and prospects may be materially and adversely negatively affected.

Although we believe that Zedge Premium will act as an important driver in helping our platform become a leading platform for professional artists, individual creators and brands looking to distribute their work to consumers looking for an easy, entertaining and unique way to express their voice, individuality and essence, it’s premature to conclude this as being the case.

Although Zedge Premium’s gross transaction revenue has shown modest growth it is still too early to state with conviction that Zedge Premium will have a materially positive impact on our business. In order to do so, we still need, among other things, to:

●	demonstrate that a critical mass of artists, individual creators and brands will offer their content to our Zedge App’s users;

●	continue to add new premium content verticals, with ample content in each vertical, to secure end-user demand and consumption;

●	create a reliable and attractive web-based offering and successfully market it to both creators and consumers;

●	continue to ensure that we build best-of-breed tools for Zedge Premium content creators that, amongst other things, meet their needs and properly address marketing, distribution, monetization, reporting, support, and ease of use;

●	continue to develop a wide array of monetization mechanisms Zedge Premium creators in order to optimize revenue generation;

●	continue evolving ‘NFTs Made Easy’, our NFT platform, in order to meet the needs of both creators and consumers;

●	successfully market Zedge Premium to the creative community and secure their adoption as a must-have in their omnichannel distribution mix;

●	effectively market and convert GuruShots’ players into Zedge Premium artists;

●	establish that Zedge Premium can be valuable to a sufficient number of creators in achieving their marketing and monetization objectives; and

●	continue to offer an excellent and differentiated consumer experience in Zedge Premium, including all end-user facing attributes ranging from the user interface to customer support.

If Zedge Premium fails to yield the strategic goals and objectives that we envision, our business, results of operations and financial condition will be materially and adversely affected.

We may fail to develop popular new features or expand into new verticals, successfully, negatively impacting our ability to attract new users or retain existing users, which could negatively impact our business, financial condition, and result of operations.

RISKS RELATED TO FINANCIAL AND ACCOUNTING MATTERS

Our limited operating history makes it difficult to evaluate our business with past results not necessarily being indicative for future operating results and may increase your investment risk.

We have only a limited operating history, especially with respect to Emojipedia and GuruShots, upon which you can evaluate our business and prospects. Although we experienced impressive year-over-year revenue growth of 36% and 107% in fiscal 2022 and 2021 respectively, our growth in fiscal 2020 was moderate and even declined in fiscal 2019. Impacting the growth figures is the inclusion of Emojipedia for fiscal 2022 and GuruShots for the final two months of fiscal 2022. We have encountered and will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, like mobile apps, digital marketplaces and gaming, including the need to:

●	accurately forecast our revenue and plan our operating expenses;

●	hire, integrate, and retain key personnel;

●	successfully integrate and realize the benefits of the acquisitions that we have made;

●	develop a scalable technology infrastructure that can efficiently and reliably address increased usage, as well as new features and services;

●	comply with existing and new laws and regulations applicable to our business;

●	anticipate and effectively respond to the global economy and the markets in which we operate;

●	establish and expand our various digital brands;

●	maintain our reputation and build trust with users, artists, advertisers and employees;

●	offer competitive economics to advertisers and users alike;

●	maintain and expand revenue producing initiatives including ad sales, in-app purchases and subscriptions;

●	deliver superior experiences and results for users, artists and advertisers alike;

●	identify, attract, retain and motivate new user and artists; and

●	manage our expanding operations.

If we do not successfully address any or all of these risks, our business, revenues and profitability could be materially adversely affected.

Although we had positive cash flow from operating activities and net earnings in fiscal 2021 and 2022, we had previously incurred, and may once again incur, net losses and experience negative cash flow from operating activities in the future and may not be able to obtain additional capital in a timely manner or on acceptable terms, or at all.

Our net income in fiscal 2022 was $9.7 million and $8.2 million in fiscal 2021 compared to net loss of $0.6 million in fiscal 2020. Our ability to maintain profitability and positive cash flow from operating activities depends on various factors, including but not limited to, the acceptance of our products and services by mobile phone and internet users, the growth and maintenance of our user base, user acquisition spend and associated return, our ability to maintain existing and obtain new advertisers, our ability to grow our revenues, the success of each of our digital brands as measured by their respective key performance indicators, the effectiveness of our new product initiatives, selling and marketing activities as well as control our costs and expenses. We may not be able to sustain profitability or positive cash flow from operating activities, and any such positive cash flow may not be sufficient to satisfy our anticipated capital expenditures and other cash needs. As such, we may not be able to fund our operating expenses and expenditures out of cash flows, which would require us to utilize debt or equity financing which we may not be able to secure or which we may only secure on terms that are not favorable, which may result in significant dilution or voluntary or involuntary dissolution or liquidation proceeding of us and a total loss of your investment.

If we fail to maintain and enhance our various brands, or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

We believe that maintaining and enhancing our various digital brands and associated reputation is important to the success of our business. Historically, we have not made material investments in this effort. We believe that a well-recognized and respected brand is important to increasing the number of users and enhancing our attractiveness to users, artists, advertisers and business partners. Brand recognition and enhancement may directly affect our ability to maintain our market position.

Many factors, some of which are beyond our control, are important to maintaining and enhancing our various brands and may negatively impact our brand and reputation if not properly managed, such as our ability to:

●	maintain an easy and reliable user experience as user preferences evolve and as our brands expand into new service categories and new service lines;

●	remain relevant to users who can turn to other providers for digital content and marketplaces and mobile games;

●	increase brand awareness among existing and potential users, advertisers and content providers through various marketing and promotional activities;

●	adopt new technologies or adapt our products and services to meet user needs or emerging industry standards; and

●	distinguish us from the competition and maintain this distinction.

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

Debt obligations could adversely affect our ability to raise additional capital or to fund our operations and also exposes us to interest rate risk which could negatively impact our ability to make debt service payments. In addition, we are subject to obligations and restrictive covenants under our loan from Bridge Bank that may curtail our ability to operate or which we may not be able to maintain compliance with.

We maintain a loan facility with Western Alliance Bank with a new term loan facility in the maximum principal amount of $7,000,000 for a four-year term and a $4,000,000 revolving credit facility for a two-year term.

Our indebtedness could have important consequences for us, including, but not limited to, the following:

●	limit our ability to borrow money for our working capital, capital expenditures, debt service requirements, acquisitions, research and development, strategic initiatives or other purposes;

●	make it more difficult for us to satisfy our obligations, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants, financial covenants and borrowing conditions, could result in an event of default under the agreements governing our indebtedness;

●	require us to dedicate a substantial portion of our cash flow from operations to the payment of interest and the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

●	limit our flexibility in planning for, or reacting to, changes in our operations or business and the industry in which we operate;

●	place us at a competitive disadvantage compared to our competitors that are less leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploring;

●	increase our vulnerability to general adverse economic industry and competitive conditions;

●	restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies, or exploiting business opportunities;

●	potentially limit the amount of net interest expense that we and our subsidiaries can use in the future as a deduction against taxable income under applicable tax laws;

●	limit, along with the financial and other restrictive covenants in the agreements governing our indebtedness, among other things, our ability to borrow additional funds, make investments or dispose of assets;

●	limit our ability to repurchase shares and pay cash dividends; and

●	expose us to the risk of increased interest rates.

In addition, our credit agreement contains financial and restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest, including our ability to, among other things:

●	incur additional debt under certain circumstances;

●	create or incur certain liens or permit them to exist;

●	enter into certain sale and lease-back transactions;

●	make certain investments and acquisitions;

●	consolidate, merge or otherwise transfer, sell or dispose of our assets;

●	pay dividends, repurchase stock and make other certain restricted payments; or

●	enter into certain types of transactions with affiliates.

Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness. In the event of such default, the Bank could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Changes in accounting principles or their application could result in accounting charges or effects which could adversely affect our operating results and prospects.

We prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States. The accounting for our business is subject to change based on how the business model evolves, interpretation of various accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations, of accounting and financial reporting requirements of the SEC or other regulatory agencies. A change in any of these principles or in their interpretations or application to our business, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported periods, which may negatively impact our financial statements our business prospects. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could suffer and lower the expectations of equity analysts and investors, resulting in a decline in the market price of our common stock.

Our preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make certain estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. For example, we make certain assumptions about the interpretation of these principles and accounting treatment of our useful lives of tangible and intangible assets, fair value of contingent consideration, and allowance for credit losses. If these assumptions turn out to be incorrect, the outcomes may be materially higher or lower than expected for current and future periods, which could have a material adverse effect on our reported earnings. We base estimates and assumptions on historical experience, research, and on other factors that we believe to be reasonable and in accordance with generally accepted accounting principles in the United States, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not accessible from alternative sources. We also may make estimates regarding activities for which the accounting treatment is still evolving. Actual results may differ from those estimates. If our assumptions change or if actual circumstances differ from our assumptions, our operating results may be adversely affected and could negatively impact investors, resulting in a decline in the market price of our common stock.

We had a material weakness in our internal control over financial reporting as of July 31, 2021, and if we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting which could have a negative effect on the trading price of our stock.

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

In our Annual Report on Form 10-K for the year ended July 31, 2021, we reported that we had a material weakness related to the valuation allowance against deferred tax assets (see Item 9A Control and Procedures). Remediation of the weakness was completed during the quarterly period ended April 30, 2022. Management and our Audit Committee will monitor remedial measures and the effectiveness of our internal controls and procedures.

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

Although we believe that our remediation efforts strengthened our internal controls over financial reporting and address the concern that gave rise to the material weakness as of July 31, 2021, we cannot be certain that our expanded knowledge and revised internal control practices will ensure that we maintain adequate internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the Securities and Exchange Commission and The New York Stock Exchange, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Changes in tax laws, tax rates or tax rulings, or the examination of our tax positions, could materially affect our financial condition, effective tax rate, future profitability and results of operations.

Tax laws may change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner that we believe comply with current prevailing tax laws. However, the tax positions that we take advantage of could be undermined due to changing tax laws, both in the United States and in other applicable jurisdictions, including Norway, Lithuania, and Israel. In addition, the tax authorities in the United States and other jurisdictions in which we operate regularly examine income and other tax returns and we expect that they may examine our income and other tax returns. The ultimate outcome of these examinations may not benefit our business.

Our effective tax rate for fiscal 2022 was 16.3% compared and 24.5% for fiscal 2021. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, and in response to significant market volatility and disruptions to business operations resulting from the global spread of COVID-19, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

Over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profits Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. In 2021, more than 140 countries tentatively signed on to a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. Similarly, the European commission and several countries have issued proposals that would apply to various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue. For example, several jurisdictions have proposed or enacted taxes applicable to digital services, which includes business activities on digital advertising and online marketplaces, and which may apply to our business.

Effective January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, R&D expenses are required to be capitalized and amortized for US tax purposes, which will delay the deductibility of these expenses and potentially increase the amount of cash taxes we pay.

We are exposed to fluctuations in foreign currency exchange rates.

We have significant operations in Europe and Israel that are denominated in foreign currencies, primarily the Norwegian Krone, Euro and Israel Shekel, subjecting us to foreign currency risk. The strengthening or weakening of the U.S. Dollar versus these currencies impacts the expenses generated in these foreign currencies when converted into the U.S. Dollar. In fiscal 2022 and fiscal 2021, we recorded a loss of $281,000 and $2,000, respectively, from foreign currency movements relative to the U.S. Dollar. Included in these amounts were losses from hedging activities of $368,000 and $18,000 in fiscal 2022 and fiscal 2021, respectively. While we regularly enter into transactions to hedge portions of our foreign currency exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

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

RISKS RELATED TO OUR OPERATIONS

We may not be able to effectively manage our growth or implement our future business strategies, in which case our business and results of operations may be materially and adversely affected.

Our continued success depends on our ability to effectively and efficiently grow each of the properties in our brand portfolio.

We may not be capable of growing our business organically or with paid marketing campaigns, attract new players and artists and/or establish cooperation with strategic partners. Our business has experienced periods of rapid growth and expansion that has placed, and continues to place, significant strain on our management and resources. We cannot assure you that these periods will recur or be sustainable. We have also acquired other companies and made asset purchases and integrating those into Zedge has placed and continues to place significant strain on management and resources. We believe that continued growth of our business will depend on our ability to successfully develop and enhance our products and services, cost efficiently attract new artists and individual creators, maintain our relationship with various artists and content partners like Google, Twitter and Apple, sustain our high rankings with the leading search engines including Google, capture the changes that are taking place in the industry in a timely fashion grow our user base, retain existing users, continue developing innovative technologies in response to user demand, increase brand awareness through marketing and promotional activities, react to changes in market trends, expand into new market segments, attract new advertisers, retain existing advertisers, get users to engage with our digital properties and convert into paying users or subscribers, and take advantage of the growth in the relevant markets. We cannot assure you that we will achieve any or all of the above. In the event that we are not successful in some or all of these areas we may not be able to retain our customers and advertisers.

We may need to invest in paid user acquisition in order to grow our customer base. However, we may not be able to secure new users at scale with a positive return on investment. Even if we can secure new profitable customers these customers may not mature into sustainable long-term customers.

To manage our growth and for us to attain and maintain profitability, we will also need to further expand, train, manage and motivate our workforce across multiple geographies and manage our relationships with users, consultants, business partners and advertisers globally. We anticipate that we will need to implement a variety of enhanced and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. All of these endeavors involve risks and will require substantial management efforts and skills and additional expenditures.

Our products currently enjoy a global customer base. This geographic diversity may raise the level of difficulty in managing future growth and profitability. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. In addition, we cannot assure you that we will be able to effectively manage our growth or implement our future business strategies effectively, and failure to do so may materially and adversely affect our business and results of operations.

During the past five years, we have experienced a shift in our Zedge App’s regional customer make-up with the portion of our total MAU from emerging markets increasing, and the portion from well-developed markets decreasing. In fiscal 2022, our Zedge App’s users in emerging markets declined by 4.6% while its users in well-developed regions declined 14.1% when compared to fiscal 2021. India comprised 28.4% of our MAU as of July 31, 2022. This shift has negatively impacted revenues because well-developed markets command materially higher advertising rates when compared to those in emerging markets. Although we are investing in reversing this trend, we may not be successful in this effort which may result in lower revenues and profitability.

In 2021 Apple released iOS 14 which started requiring users to opt in to share their identifier for advertisers IDFA with app developers. Apple’s IDFA is a unique string of alphanumeric characters assigned to Apple devices which advertisers use to identify app users in order to deliver personalized and targeted advertising. According to Statista the worldwide opt-in rate enabling app tracking after the release of iOS 14 was less than 25%. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the user level has become significantly more difficult typically resulting in higher user acquisition costs.

Our products may contain errors, flaws or failures that may only become apparent after their release. From time to time, we receive user feedback in connection with errors, flaws or failures and such errors, flaws or failures may also come to our attention during our internal testing process. We generally have been able to resolve such errors, flaws or failures in a timely manner, but we cannot assure you that we will be able to detect and resolve all of them effectively or in a timely manner. Errors, flaws or failures in our services and products may adversely affect user experience and cause our users to stop using our services and products, which could materially and adversely affect our business and results of operations.

Our products face competition in all aspects of its business. If our apps fail to compete effectively or if their reputation is damaged, our business, financial condition and results of operations may be materially and adversely affected.

Although our products are leaders in their specific verticals, including mobile phone personalization, emoji related content and information, and digital photo competitions, we cannot guarantee that our brands will be able to maintain their leadership position. Our products face potential competition from other internet companies, app developers and smartphone manufacturers, and new market entrants may also emerge. If we are not able to differentiate our products from that of our competitors, drive value for our customers, and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively against our competitors. Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely harm our business. Increased competition may result in new products and offerings which may in turn require us to take actions to retain and attract our users and advertisers in such a fashion which would lower our gross margins. If we fail to compete effectively, our market share would decrease and our results from operations, revenues and profits would be materially and adversely affected.

We are attempting to expand our Zedge Premium marketplace where professional artists, individual creators and brands offer their content to our users. We aspire to be a popular destination that users turn to when looking for high quality digital content, including NFTs. If we are unsuccessful in meeting our goal, our business may suffer resulting in diluting our value proposition, losing MAU and having lower revenues and profits.

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

Our international operations expose us to additional risks that could harm our business, operating results and financial condition.

In addition to uncertainty about our ability to continue expanding and monetizing internationally, our foreign operations may subject us to additional risks including:

●	difficulties in developing, staffing, traveling to and simultaneously managing foreign operations as a result of distance, language, and cultural differences;

●

tariffs, trade barriers, customs classifications and changes in trade regulations. For example, in May 2019, the United States banned U.S. companies from doing business with Huawei, a major smartphone manufacturer, in 2020 the United States threatened to ban TikTok from operating in the U.S. market, and in 2022 the United States imposed broad-ranging economic sanctions against Russia and Belarus because of Russia’s illegal invasion of the Ukraine;

●	stringent local labor laws and regulations;

●	the uncertainty of enforcement of remedies in foreign jurisdictions;

●	strict and unclear laws around data privacy;

●	longer payment cycles;

●	credit risk and higher levels of payment fraud;

●	profit repatriation restrictions and foreign currency exchange restrictions;

●	political or social unrest, economic instability, repression, or human rights issues;

●	geopolitical events, including natural disasters, acts of war and terrorism;

●	import or export regulations;

●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

●	antitrust and competition regulations;

●	potentially adverse tax developments;

●	seasonal volatility in business activity and local economic conditions;

●	economic uncertainties relating to European sovereign and other debt;

●	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;

●	laws, regulations or rulings that block or limit access to our products;

●	different, uncertain or more stringent user protection, content, data protection, privacy, intellectual property and other laws; and

●	risks related to other government regulation, required compliance with local laws or lack of legal precedent.

Further, our ability to expand successfully in foreign jurisdictions involves other risks, including challenges in integrating foreign operations, risks associated with entering jurisdictions in which we may have little experience and the day-to-day management of a growing and increasingly geographically diverse company. We may not realize the operating efficiencies, competitive advantages or financial results that we anticipate from our investments in foreign jurisdictions. In addition, our international business operations could be interrupted and negatively impacted by terrorist activity, war, political unrest or other economic or political uncertainties. Moreover, foreign jurisdictions could impose tariffs, quotas, trade barriers and other similar restrictions on our international sales.

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

We have offices and other significant operations located in Lithuania, Israel, and Norway, and, therefore, our results may be adversely affected by political, economic and military instability in these countries.

The overwhelming majority of our employees are located in Lithuania, Israel, and Norway and many of our senior managers live in Israel or Lithuania. For those that reside in Israel and Lithuania political, economic and military conditions directly affect our business. Any hostilities involving these countries or the interruption or curtailment of trade between these countries and their trading partners could adversely affect our business and results of operations. Furthermore, there is always the chance that the citizens in these countries will be required to serve in the army or perform public duty in the event of an armed conflict.

The State of Israel has had various armed conflicts with its neighbors as well as terrorist acts committed within Israel by hostile elements. In addition, recent political uprisings and conflicts in various countries in the Middle East, including Syria, are affecting the political stability of those countries. In addition, the threats that Iran and various extremist groups in the region make against Israel may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, harm our results of operations and make it harder for us to raise capital.

For the most part, we do not have commercial insurance that cover losses that may occur as a result of an event associated with the security situation in either of these locations. Although the Israeli government has in the past covered the reinstatement value of certain damages that were caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred would likely cause a significant disruption in our employees’ lives and possibly put their lives at risk, which would have a material adverse effect on our operations. Any armed conflicts or political instability in the region would likely negatively affect business conditions generally and could harm our results of operations.

Additionally, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our results of operations, financial conditions or the expansion of our business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact our business.

The Republic of Lithuania borders both the Russian exclave of Kaliningrad and the Republic of Belarus, who are aligned in Russia’s illegal invasion of the Ukraine. This places Lithuania at a higher risk of military conflict, may negatively impact the ability to travel to and from Lithuania, and may damage the economy. This action also negatively impacted GuruShots because it utilizes a small number of outsourced contractors based in the Ukraine. This resulted in temporarily disrupting the work product associated with these contractors at the outset of the war.

Companies and governmental agencies may restrict access to our website or mobile apps, or the internet generally, which could lead to the loss or slower growth of our user base, in which case our business and results of operations may be materially and adversely affected.

In order to grow our business, users need to access the internet and, in particular, our digital products. Companies and governmental agencies could block access to our websites and apps or the internet generally. For example, in 2013 the Indian courts issued orders restraining internet service providers from providing access to various internet domains including ours. Access to our Zedge App through any mode was blocked in many parts of India from February 2013 until August 2019 and there can be no guaranties that this will not recur or happen elsewhere. If companies or governmental entities block or limit access to our Zedge App or otherwise adopt policies restricting access to our advertiser’s products and services our business could be negatively impacted resulting in a loss or slow-down of user growth and/or revenues.

Our core values of focusing on our users and acting for the long-term may conflict with the short-term interests of our business.

One of our core values is providing an excellent user experience, which we believe is essential to our success and serves the best, long-term interests of us and our stockholders. Therefore, we have made, in the past and/or may make in the future, significant investments or changes in strategy that we think will benefit our users, even if our decision negatively impacts our operating results in the short term. In addition, our philosophy of prioritizing our users may cause disagreements or negatively impact our relationships with advertisers or other third parties. Our decisions may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be materially harmed.

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

We operate a development center in Vilnius, Lithuania. If we are unable to recruit and retain well qualified candidates at an attractive rate or manage them well, our business will struggle to meet our development goals and objectives. In fiscal 2021 we adopted a “remote-first” work policy that enables employees to work from home unless they are needed in the office. Although this policy has been well received by employees, it is as of yet unclear whether it will be revised as many businesses have been returning to an office environment as a result of better public health measures relating to Covid management.

In April of 2022 we completed the acquisition of GuruShots Ltd, an Israeli based company. GuruShots utilized a small number of outsourced contractors based in the Ukraine. Russia’s illegal invasion of the Ukraine in February 2022 resulted in temporarily disrupting the work product associated with these contractors. Furthermore, Zedge employees situated in Vilnius were distracted due to the proximity to the Belarusian border and uncertainty related to Belarus’ complicity with Russia’s illegal action and associated intent. In addition, consumer prices have risen materially throughout the Eurozone leaving uncertainty about how this may impact employment costs in the future.

We believe that two critical components of our success are our ability to retain our best people by preserving our culture and maintaining competitive compensation practices. As we continue to grow rapidly, and we develop the infrastructure of a public company, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, depending on the performance of our stock price some of our employees are able to receive material proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us.

We rely on third parties to provide the technologies, including cloud services, necessary to deliver content, advertising, and services to our users, and any change in the licensing terms, costs, availability, or acceptance of these formats and technologies could materially adversely affect our business.

Our service and hosting providers may experience downtime from time to time, which may negatively affect our brand and user perception of the reliability of our service. Any scheduled or unscheduled interruptions in service could result in an immediate, and possibly substantial, loss of revenues. Although we seek to reduce the possibility of disruptions or other outages, our websites and apps may be disrupted by problems relating either to our own technology or third-party technology that is used for them. Our systems may be vulnerable to damage or interruption from telecommunication failures, power loss, computer attacks or viruses, earthquakes, floods, fires, terrorist attacks and similar events. Parts of our system are not fully redundant or backed up, and our disaster recovery planning may not be sufficient for all eventualities. Despite any precaution we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in the availability of our products. Any interruption in the ability of users to access our websites or apps could reduce our future revenues, harm our future profits, subject us to regulatory scrutiny and lead users to seek alternative internet mobile products.

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

In January 2022, AppLovin a mobile technology company that enables developers of all sizes to market, monetize, analyze and publish their apps through its mobile advertising, marketing, and analytics platforms consummated the acquisition of mobile monetization company MoPub from Twitter. MoPub had been our ad mediation platform for the past ten years. At the time of the acquisition, AppLovin announced that it would deprecate MoPub’s mediation platform. This resulted in Zedge needing to migrate to a different mediation platform. This unanticipated migration required material resource and time investment that delayed the delivery of other product initiatives we had planned for.

We track certain key performance indicators with internal and third-party tools and do not independently verify that all of this data accurate. Certain of these indicators may have challenges in being tracked accurately which could result in real or perceived inaccuracies that could negatively impact our business.

We track certain key performance indicators, including daily active users, monthly active users, purchasers, and paying subscribers using both internal and third-party tracking tools. Our analytical tools have certain limitations, including those from third-party providers, and our ability to access and monitor this data may change, which would adversely impact our ability to track these KPIs. If the internal or external tools we use to track data contain bugs we may make poor decisions, especially when it comes to paid user acquisition, based on flawed and inaccurate data which can hurt our reputation and financial position.

We use open-source software in our platform that may subject our technology to general release or require us to re-engineer our solutions, which may cause materially harm to our business.

We use open-source software in connection with our services. From time to time, companies that incorporate open-source software into their products have faced claims challenging the ownership of open-source software and/or compliance with open-source license terms. Therefore, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software or noncompliance with open-source licensing terms. Some open-source software licenses require users who distribute or make available open-source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open-source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open-source agreement, such use could nevertheless occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue use in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could materially and adversely affect our business, financial condition or operating results.

Our business, results of operation and financial condition could be adversely affected by the Covid 19 pandemic, other global epidemics and the restrictions put in place in connection therewith and/or the loosening of such restrictions could adversely impact our business.

Pandemics, epidemics, medical emergencies and other public health crises outside of our control could have a negative impact on our business. Large-scale medical emergencies can take many forms and result in widespread business interruptions due to illness and death. For example, in December 2019, a strain of coronavirus surfaced in Wuhan, China soon evolving into a global pandemic without proven medical treatments or vaccines for prevention. When vaccines started to become available demand for the vaccines exceeded the supply in the countries in which we operate. Furthermore, the vaccines were not fully effective in preventing illness. All of these factors introduced challenges in operating our business including the productivity of our employees and third-party vendors that we depend on while adjusting to shelter-in-place and health regulations. We also had to comply with an assortment of regulations specific to returning to our offices, creating additional uncertainty and confusion.

Widespread pandemics, epidemics or other health crises could result in significant market volatility, regionally or globally. Furthermore, health crises may disrupt or negatively impact behaviors of large numbers of users or potential users due to either mandated stay at home orders or the lifting of such orders or non-mandated changes in consumer behavior. These changes are almost impossible to predict and could either serve to accelerate, slow down or make user behavior more volatile which could negatively impact our operating results.

In the event of a new coronavirus surge or other health emergency we plan to execute to the best of our ability recognizing that the nature and scope of the crisis may result in delays or changes to our goals and initiatives.

Our business is subject to economic, market, and geopolitical conditions as well as to cyber-attacks and natural disasters beyond our control.

Our business is subject to economic, market, and geopolitical conditions, as well as natural disasters beyond our control and as a result we may experience a slowdown or cessation in customer growth, interruptions or delays in the services or a downturn in user. Further, our revenue is driven in part by discretionary consumer spending habits and by advertising spend. Historically, consumer purchasing and advertising spend have each declined during economic downturns and periods of economic or geopolitical uncertainty or when disposable income or consumer lending is declines. Macro-economic conditions, such as a recession or economic slowdown in well developed markets, specifically, and emerging markets, more generally may result in uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spend. Uncertain economic conditions may also adversely affect our vendors making it virtually impossible to grow in the event of future economic malaise. We are particularly susceptible to market conditions and risks associated with the mobile app ecosystem, which also include the popularity, price, and timing of our apps, changes in user demographics, the availability and popularity of other forms of entertainment. Furthermore, critical reviews and general tastes and preferences may change quickly and without prior warning.

Zedge may experience a material downturn in its business making it impossible to meet, or other factors may prevent us from meeting, the user acquisition spend obligations that we have made to the sellers of GuruShots.

In connection with the acquisition of GuruShots, the Company has (i) committed to a retention pool of $4 million in cash to be paid to the founders and employees of GuruShots that will be payable over three years from closing of the acquisition based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the earnout to be contingently paid to the prior owners of GuruShots subject to GuruShots maintaining agreed upon levels of return on ad spend (ROAS). In the event that there is a material economic setback or another catastrophic event that negatively impacts advertising spend we may be unable to meet our user acquisition spend obligations.

Other factors, including those related to GuruShots’ operations, may also prevent us from making the committed user acquisition spend commitments, and the current levels of spend would not meet the commitments.

Although we believe that we have acted in compliance with our obligations, we could be exposed to liability to the prior owners of GuruShots.

Zedge may be unable to successfully integrate GuruShots into Zedge.

Zedge and GuruShots will need to integrate their operations which will require coordination between management, marketing, technology, product development, and operations. Zedge may not execute the integration successfully resulting in higher costs, product delays, employee resignations, and overall underperformance.

The GuruShots acquisition may fail to yield growth opportunities and achieve beneficial synergies.

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

We may enter into strategic alliances, including joint ventures or minority equity investments, or acquisitions with various third parties to further our business purpose from time to time. These alliances and acquisitions could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

In addition, if appropriate opportunities arise, we may acquire additional assets, products, technologies or businesses that we believe are complementary to our existing business. Future acquisitions and the subsequent integration of new assets and businesses into our own would require significant attention from our management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not generate the financial results we expect and could require the use of substantial amounts of cash, potentially dilutive issuances of equity securities, the occurrence of significant goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition to possible stockholders’ approval, we may also have to obtain approvals and licenses from relevant government authorities for the acquisitions and to comply with any applicable laws and regulations, which could result in increased delay and costs.

LEGAL AND REGULATORY RISKS

Legal or regulatory proceedings or allegations of impropriety could have a material adverse impact on our reputation, results of operations, financial condition and liquidity.

We have been party to and in the future may become subject to new legal proceedings in the operation of our business, including, but not limited to, with respect to alleged breaches of consumer privacy regulations, employee matters, alleged service and system malfunctions, alleged intellectual property violations and claims relating to our contracts, licenses and strategic investments. Furthermore, we may be included in lawsuits as third-party defendants due to the use of products or services of the primary defendant. We may also be subject to fraudulent claims from parties like patent trolls.

Additional legal proceedings targeting our products and services and claiming violations of state or federal laws could occur, based on the unique and particular laws of each jurisdiction, particularly as litigation claims and regulations continue to evolve. We cannot predict the outcome of any legal proceedings to which we may be a party, any of which could have a material adverse effect on our results of operations, cash flows or financial condition.

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

In June 2019, the European Union’s Directive on Copyright in the Digital Single Market, or the Directive, came into effect, and each of the European Union’s members were supposed to have implemented the Directive by June 2021. To date seven EU Member States (including Germany, the Netherlands, Croatia, Malta, France, Italy and Hungary).

Directive Article 17 removes the shield of the current ‘hosting exemption’, enshrined in the E-Commerce Directive, and replaces it with a principle of full liability where “online content sharing service providers” (“OCSSPs”) are concerned. This means that OCSSPs will be liable for copyright-protected material uploaded by users and must obtain authorization (i.e., a license) from the relevant rightsholders. However, Article 17 effectively creates a new liability exemption regime for OCSSPs (albeit a more onerous one than is currently provided by the E-Commerce Directive) under which OCSSPs will not be liable for the copyright-protected works that they communicate to the public provided that they cooperate with rightsholders by:

●	making best efforts to obtain the necessary authorization (i.e., a license);

●	expeditiously taking down or disabling access to content upon receiving a sufficiently substantiated notice to do so by rightsholders (i.e., similar to the existing ‘notice and take-down’ requirements);

●	making best efforts to prevent future uploads of content in respect of which they have received a notice from rightsholders pursuant to the previous requirement (i.e., a ‘notice and stay down’ requirement); and

●	making best efforts, in accordance with high industry standards of professional diligence, to ensure the unavailability of specific works in respect of which rightsholders have provided the ‘relevant and necessary information’.

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

Data privacy and security laws and regulations in the jurisdictions in which we do business subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties in the event of non-compliance, additionally the need to observe these regulations increases the cost of doing business and these laws and regulations are continually evolving. Compliance failure either by us or our partners, or vendors could harm our business.

Our business relies on collecting, processing, storing, using and sharing data, some of which contains personal information, including the personal information of our users. Our business is therefore subject to a number of federal, state, local and foreign laws, regulations, regulatory codes and guidelines governing data privacy, data protection and security, including with respect to the collection, storage, use, processing, transmission, sharing and protection of personal information. Such laws, regulations, regulatory codes and guidelines may be inconsistent across jurisdictions or conflict with other rules and change regularly.

On July 16, 2020, rulings from the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield as a lawful means for transferring personal data from the European Economic Area, or the EEA, or the United Kingdom to the United States. The court upheld that the Standard Contractual Clauses (“SCCs”), can act as a valid transfer mechanism for personal data transfer, but that additional measures may be required to ensure adequate protection of personal data. To rely on SCCs, a data exporter must verify that the jurisdiction in which the data importer is based offers adequate protection for personal data. Data exporters may also need to put in place additional measures to deal with any risks associated with data transfer, such as technical controls and additional contractual obligations on how to manage onward transfers and compelled disclosures to public authorities. Undertaking such assessments and implementing additional measures could restrict our business operations and require us to incur additional costs for compliance.

Following the United Kingdom’s exit from the EU, the provisions of the EU General Data Protection Regulation 2016/679, or GDPR, have been incorporated directly into UK law as the “UK GDPR”. In practice, there is little change to the core data protection principles, rights and obligations under UK data protection law. On June 28, 2021, the EU approved the United Kingdom’s adequacy decision, meaning data can continue to flow between the United Kingdom and EEA as it did prior to Brexit, in most circumstances. There is a possibility that the United Kingdom may adopt regulations that diverge from the EU and that require a different compliance regime and that carry different penalties in the event of a breach which could increase our future compliance costs.

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

In 2018, California passed the California Consumer Privacy Act (“CCPA”), which is a privacy law that provides consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. Amendments to the CCPA under the California Privacy Rights Act (“CPRA”) which will take effect in 2023 expand some of the CCPA rights to residents to restrict the use of certain information. These rights may restrict our ability to use personal information in connection with our business operations. The CCPA also provides a private right of action for security breaches. Colorado and Virginia have passed privacy bills similar to the CCPA which will go into effect in 2023. Washington, Massachusetts and other states have introduced privacy bills and the U.S. Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance. While we carefully consider the compliance mandates of the GDPR and CCPA/CPRA, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

In recent years, the United States and European lawmakers and regulators have voiced concern about electronic marketing and the use of third-party cookies and similar technology for online behavioral advertising. In the European Union, marketing is defined broadly to include any promotional material and the rules specifically on e-marketing are currently set out in the ePrivacy Directive which is expected to be replaced by a new ePrivacy Regulation in 2023. While the ePrivacy Regulation was originally intended to be adopted on in May of 2018 it is still making its way through the European legislative process. The current draft of the ePrivacy Regulation imposes strict opt-in e-marketing rules with limited exceptions for business-to-business communications and significantly increases fining powers to the same levels as the GDPR. Regulation of cookies may result in broader restrictions on our online activities, including efforts to understand followers’ internet usage and promote ourselves to them.

In addition, Lithuania, Israel, and Norway, each have unique data privacy regulations that impact how and what we can do with employee data and require local compliance efforts.

Efforts to comply with these and other data privacy and security restrictions that may be adopted could require us to modify our data processing practices and policies increasing the cost of our operations. Failure to comply could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from regulatory authorities or self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may require changes to our business practices, which may limit our growth strategy, adversely impact our ability to attract or retain players, and otherwise negatively affect our business, reputation, legal exposure, financial condition and results of operations.

Any failure or perceived compliance failure with our posted privacy policies, our privacy-related obligations to users or other third parties, or any other legal obligations or regulatory requirements relating to privacy, data protection, or information security may result in official investigations or enforcement actions, litigation, legal claims, or negative publicity from consumer advocacy groups or the press and could result in significant liability, cause our users to lose trust in us to the point of severing their relationship with us, and otherwise materially and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to us may limit the adoption and use of, and reduce the overall demand for, our products and services. Additionally, service providers or other third parties that we work with, violate applicable laws, regulations, or agreements, such violations may put our users’ and/or employees’ data at risk, could result in formal investigations or enforcement actions, fines, litigation, claims or negative publicity from consumer advocacy groups or the press and could result in significant liability, cause our players to lose trust in us and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of data practices and privacy, or complaints about, such practices, especially when lodged against technology companies, may heighten the chances for an official investigation and result in modifications to existing or the introduction of new regulatory requirements resulting in higher costs and risks.

RISKS RELATED TO CONTENT AND INTELLECTUAL PROPERTY

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

Our future success depends, in part, on our ability to aggregate and host compelling content and deliver that content to our users via our digital properties. We achieve this when users play our games, when artists, individual creators and brands upload their licensed content to our marketplace, or when we create content or enter into business partnerships with content owners and distribute this content in our marketplace. In addition we commission authors to write articles for our blog.

We believe that users value high-quality content. As such, we may need to make substantial payments to third parties from whom we license or acquire such content from or from whom we create this content for our behalf. Our ability to maintain and build relationships with such third-party providers may become important to our success. As competition for compelling content increases both domestically and internationally, our partners may alter business terms under which they avail their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. A change in these commercial terms could harm our operating results and financial condition. Further, much of the content that we acquire may only be available on a non-exclusive basis allowing competitors the ability of offering this content to our disadvantage.

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

There may be owners of technology patents, copyrights, trademarks, trade secrets and content, who assert claims against us. There may also be laws and regulations that are adopted that change the rules related to the safe harbor for user generated content and ultimately requiring us to pay licensing fees. If a claim of infringement is brought against us, we may be required to pay substantial penalties or other damages and fines, remove relevant content, enter into license agreements that may not be available on commercially reasonable terms or at all or be barred from any of the third-party distribution platforms. Even though the allegations or claims could be baseless, our defense against any of these allegations or claims would be both costly and time-consuming and could significantly divert the efforts and resources of our management and other personnel.

We may not be able to prevent others from unauthorized use of our intellectual property, which could materially harm our business and competitive position.

We regard our trademarks, service marks, patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and patent law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary right. As of July 31, 2022, we have registered, amongst others, the following domain names: www.zedge.net, www.zedge.com, www.emojipedia.com, www.emojipedia.org, and gurushots.com. In addition, we have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India, and Canada, “Tonesync” in the European Union and the United Kingdom, “We Make Phones Personal,” and “Zedge, Everything You” in the United States, a stylized “D” logo in the European Union and the United Kingdom, “Emojipedia” in the United States, the European Union, the United Kingdom, China and Australia, and “World Emoji Day” in the United States and United Kingdom. We have also applied for trademark protection for “Tattoo your phone,” and “NFTs Made Easy” in the United States, a stylized “D” logo in the United States, Canada, and India, and “GuruShots” in the United States, and have filed copyright applications for the GuruShots mobile and web-based applications, and have obtained a copyright registration for our flagship app, Zedge.

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

In addition, it is often difficult to create and enforce intellectual property rights in certain international markets. Patents, trademarks and service marks may also be invalidated, circumvented, or challenged. Trade secrets are difficult to protect, and our trade secrets may be leaked or otherwise become known or be independently discovered by others. Confidentiality agreements may be breached, and we may not have adequate remedies for any breach. Even where adequate and relevant laws exist it may not be possible to obtain swift and equitable enforcement of such laws, or to obtain enforcement of a court judgment or an arbitration award delivered in another jurisdiction, and accordingly, we may not be able to effectively protect our intellectual property rights or enforce agreements in such countries.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable or practical to insure. In addition, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations, cash flows and financial condition.

RISKS RELATED INFORMATION TECHNOLOGY AND DATA SECURITY

Our business depends on our ability to collect and effectively use data to serve relevant advertising, deliver suitable content, and identify appropriate customer prospects, and any limitation on the collection and use of this data could significantly diminish the value of our services, cause us to lose clients, make us less attractive to prospective customers and revenues.

When one uses our products and services, we may collect both personally identifiable and non-personally identifiable data about the user. This may include but is not limited to the user’s name, telephone number, email address, web cookies, Facebook and other login credentials, phone model, operating system, location, Android Advertising ID (“AAID”), Apple’s Identifier for Advertising, IDFA, as well as information relating to their interaction with advertisements and content appearing within our products. Often, we use some of this data to provide a better experience for the user by delivering both relevant content and advertisements. In addition, we use some of this data to help us target prospective customers as well as for advertising reporting purposes.

Additionally, internet enabled devices and operating systems are controlled by third parties and in most cases offer options that allow users to disable functionality that allows for the delivery of advertising on their devices. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, Apple deprecated UDID, a standard device identifier, ultimately replacing it with IDFA, which makes the process for iPhone users to opt out of behavioral targeting easier. If players elect to opt-out of sharing data about themselves we will be curtailed in our ability to deliver effective which could negatively affect our digital advertising revenues.

Although our Privacy Policy and Terms of Service provide extensive details about how we use customer data our clients may decide not to allow us to collect some or all of this data or may limit how we can use this data. Any limitation on our ability to collect data about user behavior and app interactions would likely make it more difficult for us to deliver germane content to our users and effective mobile advertising campaigns that meet the demands of our advertisers.

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

Any significant breach of security of our computer systems could significantly harm our business, reputation and results of operations and could expose us to lawsuits brought by our users and partners and to sanctions by governmental authorities in the jurisdictions in which we operate. We cannot assure you that our IT systems or those of third-parties that we depend on will be secure from future security breaches or computer virus attacks. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including the personal information of our users, obtaining users’ names and passwords and enabling the hackers to access user’s other online and mobile accounts, if those users use identical usernames and passwords. They could also misappropriate other information, including our content. These circumventions may cause interruptions in our operations or damage our brand image and reputation. Our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could cause system interruptions, website slowdown or unavailability, delays in communication or transactions, or loss of data. We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by such breaches. In addition, a significant security breach or virus attack on our system could result in a material adverse impact on our business and results of operations.

The investment needed to eliminate or address security threats and vulnerabilities before or after a cyber-incident could be material. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers, users, or creators. As threats related to cyber-attacks continuously evolve and grow, we may also find it necessary to investment additional resources in protecting our data and infrastructure, which may impact our results of operations. Although we have insurance coverage protection against cyber-attacks, it may not be sufficient to cover all possible claims stemming from security breaches, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events, and we may suffer losses that could have a material adverse effect on our business. We could also be negatively impacted by existing and proposed laws and regulations in the United States, Lithuania, Israel, Norway the European Union, and other jurisdictions, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection.

In addition, the platforms that we use to distribute our apps may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology which consists of controls designed to identify and manage cyber-security risks, and we could be negatively impacted to the extent we are unable to comply with such standards.

RISKS RELATED TO OUR OWNERSHIP AND OUR CLASS B COMMON STOCK

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

A portion of the purchase price for GuruShots may be paid, at the Company’s discretion in Class B common stock and, in connection with the acquisition, the Company committed to issuing 626,242 shares of the Company Class B common stock to serve as a retention pool for GuruShots employees.

Any such equity financing could occur at prices below, or well below, the then-current trading price of our Class B common stock, which would further exacerbate the ownership interests of our stockholders.

Our business, financial condition and results of operations, as well as our ability to obtain additional financing, may be adversely affected by downturn in the global economy.

The global financial markets have experienced significant disruptions over the past fifteen years and the recoveries from the lows of 2008 and 2009 as well as from the Covid 19 pandemic have been uneven. There is considerable uncertainty over the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies. There have also been concerns over unrest in Eastern Europe, the Middle East and Africa, which have resulted in volatility in the energy and food sectors amongst other markets. We may be affected by economic downturns. A prolonged slowdown in the world economy may lead to a reduced amount of mobile internet advertising, which could materially and adversely affect our business, financial condition and results of operations.

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

Michael Jonas is our majority stockholder, Executive Chairman, Chairman of the Board and a director, and, as of November 10, 2022, had voting power over 1,864,673 shares of our Class B common stock (which includes 524,775 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 1,339,898 shares of our Class B common stock), representing approximately 56.7% of the combined voting power of our outstanding capital stock. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

If securities or industry analysts do not publish research or publish unfavorable research about our business or our stock, our stock price and trading volume could decline.

The trading market for our common Class B common stock relies in part on the research and reports that equity research analysts publish about us and our business. Currently, only one investment bank, Maxim Group LLC, publishes equity research about Zedge and there are no guarantees that they will continue providing coverage in the future. We may never obtain research coverage by other equity research analysts. Equity research analysts may elect not to provide research coverage of our Class B common stock, and such lack of research coverage may adversely affect the market price of our Class B common stock. We do not have any control over the equity research analysts or their content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issues other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price and/or trading volume to decline.

Our results of operations may be subject to wide fluctuations due to a number of factors, which may adversely affect the trading price of our Class B common stock.

We may experience seasonality and other fluctuations in our business, reflecting fluctuations in internet and smartphone usage and advertising. Revenues from consumer internet and mobile application products and services are typically higher in the fourth quarter of the calendar year due to increased year-end advertising and marketing budgets. Conversely, we generally experience lower advertising revenues during the first quarter of the calendar year due to weaker advertising spend following the holidays. Thus, our operating results in one or more future quarters or years may fluctuate substantially or fall below the expectations of securities analysts and investors. In such event, the trading price of our Class B common stock may fluctuate significantly or decrease significantly.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

Our principal executive office was located in a leased premises comprising approximately 500 square feet of space in New York City, which lease was terminated on July 15, 2020. Since July 2020, we have maintained a virtual presence as our headquarters as our corporate staff has been working remotely. Effective April 1, 2021, the Company relocated its main office in Trondheim, Norway with 11,600 square feet of office space to a 4,900 square-foot facility. GuruShots leases 1,600 square feet of office space in Tel Aviv, Israel. We also lease a satellite development center in Vilnius, Lithuania. Our servers are hosted in leased data centers in different geographic locations in the United States. These data centers are owned and maintained by third-party data center providers. The Company believes it has sufficient space to accommodate its employees and operations.

Item 3. Legal Proceedings

We may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, we do not expect any of those legal proceedings to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class B Common Stock

Our Class B common stock is quoted on the NYSE American stock exchange under the trading symbol ZDGE. Trading commenced on the NYSE American on June 1, 2016. On November 10, 2022, the last sales price reported on the NYSE American for our Class B common stock was $1.94 per share.

On October 25, 2022, there were 270 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. As of October 25, 2022, all shares of Class A common stock are beneficially owned by Michael Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Recent Sales of Unregistered Securities

We received proceeds of approximately $873,000 from the exercise of stock options in fiscal 2021 for which we issued 559,840 shares of our Class B common stock.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Repurchases of Equity Securities

In fiscal 2022 and 2021, we purchased 16,115 shares and 17,630 shares, respectively, of Class B common stock from employees for $232,000 and $26,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

Our Board of Directors authorized a buyback program, effective December 1, 2021, of up to 1.5 million shares of our Class B common stock. The Company did not purchase any shares under this buyback program in fiscal 2022. Through November 10, 2022, the Company had purchased 160,002 shares of Class B common stock at an average price of $2.26 per share under this program.

Item 6. [Reserved].

Not applicable.

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

Overview

Zedge, Inc. (“Zedge”) builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds which historically was branded as Zedge Premium, and GuruShots Ltd (“GuruShots”), a skill-based photo challenge game. Our vision is to connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce.

We are part of the ‘Creator Economy,’ where over 1 billion people create and share their content across social platforms, mobile, and video games, and content marketplaces. Within this group of individuals, over 200 million identify as creators, people who use their influence, skill, and creativity to amass an audience and monetize it. Furthermore, approximately 12% of full-time creators earn more than $50,000 per year, and 10% of influencers earn more than $100,000 per year. We view the Creator Economy as an untapped opportunity for Zedge to expand its business, especially as we execute by connecting our gamers with our marketplace.

The Zedge Ringtones and Wallpapers app (which is named “Zedge Wallpapers” in the App Store), which we refer to as our “Zedge App,” is a marketplace offering a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of July 31, 2022, our Zedge App has been installed nearly 569 million times since inception and, over the past two years, has had between 32.0 and 36.3 million monthly active users (“MAU”). MAU is a key performance indicator (“KPI”) that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or for a price, via ‘Zedge Premium.’ In turn, our users utilize the content to personalize their phones and express their individuality.

In fiscal 2022 we introduced several new customer facing product features including ‘NFTs Made Easy’ and social and community features, all meant to improve customer engagement, MAU, and revenue growth over the long term. In addition, due to developments outside of our control, we migrated to a new ad mediation platform - Applovin MAX -, which monopolized internal resources and delayed the completion of other product initiatives we had planned for in fiscal 2022. Applovin paid us a one-time $2 million integration bonus and their performance has been on-par or better than our prior platform. Following the transition, work resumed on the delayed development and most have been rolled out as of September 30, 2022.

The Zedge App’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App or surfing our website, the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly or annual subscription. As of July 31, 2022, we had 692,000 active paying subscribers.

In late 2021, we introduced NFT functionality to a limited number of Zedge Premium creators via ‘NFTs Made Easy’. Over time we believe this product enhancement has the potential to drive significant artist growth and revenue production. ‘NFTs Made Easy’ is an eco-friendly platform that enables artists and consumers to sell and purchase NFTs within the Zedge App even though they may lack deep knowledge and proficiency in the crypto space. All transactions are made using Zedge Credits.

In April 2022, we acquired GuruShots a recognized category leader focused on gamifying the photography vertical. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 1 million photographs and casting close to 4.5+ billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

Today, GuruShots utilizes a ‘Free-to-Play’ business model that leads to strong monetization with the purchase of resources that are used to give paying players an edge while still maintaining a fair and competitive experience for all participants. Over the past six years, the monthly average paying player spend has increased in excess of 14% annually to more than $55 per player.

As we look to the future, we are advancing several initiatives that we expect will drive user growth, increase engagement, drive in-app purchases, and advance our in-game economy. Some of these include:

●	On-Boarding. Revamping the customer onboarding experience in order to maximize first time purchasers by immediately drawing new players into simplified photo competitions that are limited to a small audience taking place in a short time duration.

●	Subscriptions. Introducing value-adds that we can bundle into a subscription. For example, we started testing a feed of short and engaging instructional videos that offer players techniques for improving their photographs. If users engage with this content, we expect to bundle it into a paid subscription.

●	Economy. Evolving the game economy by maturing the game’s progression mechanics and features, earn and spend dynamics, and introducing soft and premium currencies tied to resources and benefits. Furthermore, we hope to introduce an advertising layer in the monetization stack in the future.

We market GuruShots to prospective players, primarily via paid user acquisition channels, and utilize a host of creative formats including static and video ads in order to promote the game. Our marketing team invests material resources in analyzing all attributes of a campaign ranging from the creative assets, offer acquisition channel, and platform (i.e., iOS, Android, and web), just to name a few, with the goal of determining whether a specific campaign is likely to yield a profitable customer. When we unearth a successful combination of these variables we scale up until we experience diminishing returns. Ultimately, we believe that the efforts we are making to advance the product coupled with the investment in user acquisition can significantly increase GuruShots’ player base.

Beyond our commitment to growing both the Zedge App and GuruShots on a standalone basis, we believe that there are many potential synergies that we can capitalize on that exist between the two businesses. Specifically, we plan to enable the ability for GuruShots players to become Zedge Premium artists and sell their photos to our audience of 30+ million MAU as standard digital images or NFTs. In addition, we look to benefit from the experience that the GuruShots team possesses and test gamifying the Zedge App. We believe that successful gamification can contribute to increasing engagement, retention, and lifetime value, all critical KPIs for our business. Longer term, we believe that there are complementary content verticals that lend themselves to gamification.

In August 2021, we acquired Emojipedia Pty Ltd (“Emojipedia”), the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards, and Emojitracker, which provides real time visualization of all emoji symbols used on Twitter. Emojipedia receives approximately 46.4 million monthly page views and has approximately 7.6 million monthly active users of which approximately 45.19% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a voting member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Facebook, and Twitter.

We believe that Emojipedia provides growth potential to the Zedge App, and it was immediately accretive to earnings. In the past year, we have made many changes to Emojipedia including migrating to a new ad mediation platform, redesigning the Emojipedia website, and introducing localized versions of Emojipedia in Spanish, French, German, Italian, and Portuguese. We will continue to enhance this offering and are exploring new features including a native mobile offering as well as additional monetization opportunities.

Reportable Segments

Our business consists of one reportable segment.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, business combination, intangible and goodwill, capitalized software and technology development costs and stock-based compensation. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a complete discussion of our significant accounting policies.

Revenue Recognition.

We generate revenue from the following sources: (1) Advertising; (2) Paid Subscriptions and (3) Zedge Premium and Others, and (4) following the GuruShots acquisition, from selling in game resources (“Resources”) to enhance user’s in-game rate of progress and game experience. The substantial majority of our revenue is generated from selling its advertising inventory (“Advertising Revenue”) to advertising networks, advertising exchanges, and direct arrangements with advertisers. Our monthly and yearly subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from its Android Zedge App although we are working on adding additional capabilities to subscriptions including offering subscriptions to iOS Zedge App users. In Zedge Premium, we receive 30% as a fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium.

Advertising Revenue: We generate the bulk of our revenue from selling our Zedge App’s advertising inventory to advertising networks and advertising exchanges and direct sales to advertisers.

●	Advertising Networks. An advertising network is a third-party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.

●	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.

●	Direct Sales to Advertisers. In prior periods, we sold, and currently retain the ability to sell, advertising directly to advertisers through contractual relationships. These relationships historically offered higher than average pricing than realized from sales via advertising networks or advertising exchanges. We had no direct sales of advertising during fiscal 2022 and 2021 and have no current expectation that this will represent a material portion of its sales in the near term.

We recognize advertising revenue as advertisements are delivered to users through impressions or ad views (depending on the terms agreed upon with the advertiser). For in-app display ads, in-app offers, engagement advertisements and other advertisements, our performance obligation is satisfied over the life of the relevant contract (i.e., over time), with revenue being recognized as advertising units are delivered, which is Zedge’s performance obligation. The advertiser may compensate the Company on a cost-per-impression, cost-per-click, cost-per-action basis.

Paid Subscription Revenue: Beginning in January 2019, we started offering monthly and yearly paid subscription services sold through Google Play. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play processes subscription prepayment on Zedge’s behalf, and retains up to 30% as its fee. Paid subscription revenue is recognized net of sales tax amounts collected from subscribers. Google Play collects and pays applicable sales tax on behalf of Zedge when there is an obligation to pay. Both monthly and yearly subscriptions are nonrefundable after a period of seven days. Paid subscriptions are automatically renewed at expiration unless cancelled by subscribers (e.g., that the customer can cancel at any time, will not receive any refund however will remain entitled to receive the ad free service until the end of their subscription period). The duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. The payment terms for subscriptions sold through Google Play is net 30 days after month-end.

Zedge Premium: Zedge Premium is our marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits (ranging from 500 credits for $0.99 to 700,000 credits for $999.99), Google Play or iTunes retains 30% of the purchase price as its fee. When a user purchases Zedge Premium content using Zedge Credits, the artist or brand receives 70% of the actual revenue after the Google Play or iTunes fee (“Royalty Payment”) and we receive the remaining 30%, which is recognized as revenue.

Virtual goods used for online game: GuruShots generates substantially all of its revenues from selling virtual goods (or Resources) to its users. GuruShots distributes its game to the end customer through mobile platforms such as Apple and Google. Through these platforms, users can download the free-to-play game and can purchase virtual goods which are redeemed in the game to enhance their game-playing experience.

Players can pay for their virtual item purchases through various widely accepted payment methods offered in the game. Payments from players for virtual goods are required at the time of purchase, are non-cancellable and relate to non-cancellable contracts that specify the Company’s obligations and cannot be redeemed for cash nor exchanged for anything other than virtual goods within the GuruShots’ game. The purchase price is a fixed amount which reflects the consideration that GuruShots expects to be entitled to receive in exchange for use of virtual goods by its customers. The platform providers collect proceeds from the game players and remit the proceeds to GuruShots after deducting their respective platform fees. Sales and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or operating expenses. GuruShots’ performance obligation is to display the virtual goods in game play based upon the nature of the virtual item.

GuruShots categorizes its virtual goods as consumable. GuruShots sells only consumable virtual goods. Consumable virtual goods represent items that can be consumed by a specific player action and do not provide the player any continuing benefit following consumption. GuruShots has determined through a review of game play behavior that players generally do not purchase additional virtual goods until their existing virtual goods balances have been substantially consumed. This review includes an analysis of game players’ historical play behavior, purchase behavior, and the amounts of virtual goods outstanding. Based upon this analysis, GuruShots has estimated the rate at which virtual item is consumed during game play. Accordingly, revenue is recognized once the virtual goods are sold. GuruShots monitors its analysis of customer play behavior on a quarterly basis.

As discussed above, GuruShots concluded that revenue related to the promise of enhancing users’ gaming experience through Resource purchases should be recognized ratably over the period of benefit period (i.e. the period over which the enhanced gaming experience is provided). However, for practical reasons, GuruShots does not defer the portion of revenue attributable to future uses of Resources as of any given balance sheet date. This is due to the duration of the enhanced gaming experience that is provided being, in substantially all of the cases, and applying the portfolio approach (as GuruShots reasonably expects that the effects on the financial statements of applying ASC 606 guidance to the portfolio would not differ materially from applying ASC 606 guidance to the individual contracts), a very short time frame ranging from a few hours to less than two weeks. Therefore, the result of recognizing the related revenues at the point in time which user first consumes the respective resource would yield a result that is not substantially different then ratable recognition over the period of benefit. Accordingly, revenue is recognized once the virtual goods are sold.

Gross Versus Net Revenue Recognition

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis. To the extent that we act as an agent, we report revenue on a net basis. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer.

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

GuruShots is primarily responsible for providing the virtual goods, has control over the content and functionality of games and has the discretion to establish the virtual goods’ prices. Therefore, GuruShots is the principal and, accordingly revenues are recorded on a gross basis. Payment processing fees paid to platform providers are recorded within selling, general and administrative expenses.

We report subscription revenue gross of the fee retained by Google Play, as the subscriber is our customer in the contract and we control the service prior to the transfer to the subscribers.

With respect to Zedge Premium, Zedge, as provider of the platform, is effectively operating as a broker or intermediary connecting online content providers with the end user. While the Company uses gross revenue (net of the 30% fee retained by Google Play or iTunes when a user purchases Zedge Credits) as a performance metric, we record net revenue from Zedge Premium which consists of a 30% platform fee, in-app purchases profit and breakage. Content providers are paid their portion of revenue which is a 70% share of the gross revenue calculated.

Business Combinations and Contingent Liabilities

The Company accounts for business combination using the acquisition method of accounting. The Company allocates the purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed and contingent considerations based on their estimated fair values at the acquisition dates. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of income and comprehensive income. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made.

For contingent consideration, we update these estimates and the related fair value of contingent consideration using a Monte Carlo simulation at each reporting period based on the estimated probability of achieving the earn-out targets and applying a discount rate that measures the risk associated with the expected contingent payments. Changes in the fair value can result from changes pertaining to the achievement of the defined milestones and changes in assumed discount rates. Changes in the fair value of contingent consideration are recorded in our consolidated statements of income and comprehensive incomes. As of July 31, 2022, the contingent consideration for GuruShots associated with revenue milestones ending March 31, 2024 amounted to $1.9 million, of which $0.2 million is included in current liabilities and $1.7 million is included in long term liabilities.

Intangible Assets-Net

Intangible assets are carried at cost, less accumulated amortization, unless a determination has been made that their value has been impaired. Intangible assets are amortized on a straight-line basis over their estimated useful lives of between five to fifteen years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment charges recorded in the fiscal year ended July 31, 2022 and 2021 presented in the accompanying audited consolidated financial statements.

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

For our annual impairment tests in fiscal years 2022 and 2021, our estimated fair value exceeded our carrying value, therefore, no impairment charge was required. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting unit prove to be incorrect, we may be required to record impairment of goodwill in future periods and such impairment could be material.

Capitalized software and technology development costs

Software and technology development activities generally fall into three stages:

1	Planning Stage activities include developing a project or business plan that outlines the goals for the content distribution platform or new product or service; determining the functionality; identifying hardware and software applications that will achieve functionality, security, and traffic flows; and selecting the internal resources that will be assigned to the project as well as the external vendors where applicable.

2	Application and Infrastructure Development Stage activities focus on acquiring or developing hardware and software to operate a content distribution platform or new product and service; and

3	Post-Implementation/Operating Stage activities address training, administration, maintenance, and all other activities to operate an existing content distribution platform or new product or service.

During the Planning Stage, we charge all costs to expense as incurred.

During the Application and Infrastructure Development Stage, we begin to capitalize costs when the project has been properly authorized and we determine that completion is probable. If a project is subsequently cancelled prior to placement in service, costs that have been capitalized to date will be reviewed for potential impairment. Capitalization ceases no later than the point at which a computer software project is substantially complete and ready for its intended use. Amortization, which is generally over three years, begins for each project when the code is ready for use, whether or not it is actually placed in service at that time (an exception being if the project’s functionality completely depends on the completion of another project, in which case, amortization begins when that other project is ready for use).

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

Stock-Based Compensation

The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period or the graded vesting method if awards with market or performance conditions include graded vesting features or if an award includes both a service condition and a market or performance condition. Stock-based compensation is included in selling, general and administrative expense.

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of July 31, 2022.

Impact of COVID-19

The full impact of the COVID-19 pandemic is inherently uncertain at the time of this report. The COVID-19 pandemic resulted in various travel restrictions and mandates and greater uncertainty in global financial markets. Our advertisers and subscribers, and our business and operations, have been and may continue to be affected by the COVID-19 pandemic, variants and responsive government restrictions. For so long as the COVID-19 pandemic persists, restrictions and policies implemented by governments and companies may continue to have negative implications on business and consumer spending, the supply chain, production of goods, demand for goods, transportation, the labor market, the global capital markets and the global economy, and could result in inflation, recession and prolonged economic downturn.  A negative impact on our advertisers and subscribers may cause them to cut back on ad buying on our platform or purchasing our subscriptions and other products offerings. Any of these conditions or actions may have a negative impact on our future results of operations, liquidity, and financial condition. We are unable to predict the full impact that the COVID-19 pandemic will have on our future results of operations, liquidity and financial condition due to numerous uncertainties, including the duration of the pandemic, the actions that may be taken by government authorities across the U.S. or other countries, the impact to our customers, partners, and suppliers, and other factors described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Impact of Russia’s recent invasion of Ukraine

In February of 2022, the Russian Federation invaded Ukraine. As a result, many governments and businesses imposed trade and economic sanctions on the Russian Federation and Belarus. Zedge has a small user base in Russia and Belarus; however, it also has a development center in Vilnius, Lithuania, which is approximately 40 kilometers from the Belarussian border. In the event that the conflict spills over into other countries, Zedge may need to relocate personnel potentially resulting in a slowdown in work product generated by those personnel. At present, the Company is working on contingency planning to be in a position to minimize any potential interruptions. GuruShots has several contractors originally based in Ukraine who were inaccessible for a period of time. Most of them are now back at work and some of them have relocated to neighboring countries. As a result, there has been minimal disruption in the development work performed for GuruShots. We disabled both the Zedge App and GuruShots in Russia and Belarus resulting in a loss of that customer base and associated revenue. Finally, at the outset of the war, we changed the color of the Zedge App’s icon to the colors of the Ukrainian flag as a demonstration of our solidarity with Ukraine. This change triggered a spate of users, primarily located in countries that have close ties to the Russian Federation, to either uninstall the Zedge App and/or reduce our star ranking across the various storefronts. We also updated the collateral materials in these storefronts to the color of the Ukrainian flag resulting in a decline in new installs from these same countries.

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

As of July 31, 2022 MAU declined 7.0% year over year primarily to attrition in both developed markets and emerging markets. Additionally, we have experienced a continuing shift in the regional customer make-up with MAU in emerging markets (particularly India) representing an increasing portion of our user base. As of July 31, 2022, users in emerging markets represented 77% of our MAU compared to 75% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets.

ARPMAU was up 11.4% for the three months ended July 31, 2022 when compared to the same period a year ago, pointing to progress we have made in generating more value from our users, particularly from subscriptions.

	Three Months Ended July 31,
(in millions, except ARPMAU - Zedge App)	2022	2021	% Change
MAU- Zedge App	32.0	34.4	-7.0%
Developed Markets MAU - Zedge App	7.3	8.5	-14.1%
Emerging Markets MAU - Zedge App	24.7	25.9	-4.6%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	77%	75%	2.9%

ARPMAU - Zedge App	$0.0558	$0.0501	11.4%

RESULTS OF OPERATIONS

The following table sets forth our consolidated statements of operations data for the fiscal year ended July 31, 2022 compared to the fiscal year ended July 31, 2021:

	Year Ended July 31,		Change
	2022	2021	$	%
	(in thousands)
Revenues	$26,545	$19,569	$6,976	35.6%
Direct cost of revenues	1,641	1,194	447	37.4%
Selling, general and administrative	15,061	9,311	5,750	61.8%
Depreciation and amortization	1,966	1,261	705	55.9%
Change in fair value of contingent consideration	(3,961)	-	(3,961)	nm
Income from operations	11,838	7,803	4,035	51.7%
Interest and other income, net	49	245	(196)	-80.0%
Net loss resulting from foreign exchange transactions	(281)	(2)	(279)	nm
Provision for (benefit from) income taxes	1,892	(202)	2,094	nm
Net Income	$9,714	$8,248	$1,466	17.8%

nm-not meaningful

The following table sets forth the composition of our revenues for the fiscal years ended July 31, 2022 and 2021:

	Fiscal Year Ended July 31,		% Changes	% of total Revenue
	2022	2021	YoY	FY’22	FY’21
	(in thousand)
Advertising revenue	$18,883	$15,741	20%	71.1%	80.4%
Virtual items used for online game	1,673	-	NM	6.3%	0.0%
Paid subscription revenue	3,741	3,311	13%	14.1%	16.9%
Other revenues	2,248	517	335%	8.5%	2.6%
Total revenues	$26,545	$19,569	36%	100.0%	100.0%

Advertising revenue. Advertising revenue increased 20% from $15.7 million in fiscal 2021 to $18.9 million in fiscal 2022 primarily due to improvements in our ad stack and higher advertising rates.

Paid subscription revenue. We rolled out a subscription-based product on Android in January 2019, whereby users of our Zedge App can pay a monthly or annual fee to remove unsolicited ads when using our Zedge App. In general, pricing of our monthly subscriptions in the U.S. is $0.99 per month and $4.99 for yearly subscription with different pricing for users in other countries. Google Play processes subscription prepayment on Zedge’s behalf, and retains up to 30% as its fee which decreases to 15% from month 13 and beyond. We generated $3.6 million and $3.8 million in gross prepaid subscription sales consisting of both monthly and annual subscriptions for the fiscal years ended July 31, 2022 and 2021 respectively. We expect that, based on research and testing we undertake, from time to time, the prices of our subscription in each country/region may change and we may test other plan and price variations. Our active subscription numbers decreased by 8% from July 31, 2021 to July 31, 2022 primarily due to the new subscriptions not offsetting churn. However, despite this reduction, our average number of active subscribers during the 2022 fiscal year increased by 9% from the 2021 fiscal year.

The following table summarizes subscriptions and subscription revenue for the fiscal years ended July 31, 2022 and 2021.

	As of/Years Ended
	7/31/2022	7/31/2021	% Change
	(in thousands, except revenue per subscriber and percentages)
Revenues	$3,741	$3,311	$13%
Active subscriptions net (decrease) increase	(60)	248	nm
Active subscriptions at end of period	692	752	-8%
Average Active subscriptions	736	678	9%
Average monthly revenue per Active subscriptions	$0.42	$0.41	$2%

nm-not meaningful

Virtual goods used for online game. GuruShots sells virtual goods that enable extra abilities for the user throughout the game via in-app and online purchases. GuruShots recognizes revenue at the time of purchase because the overwhelming majority of users purchase game resources when they use them at a rate that exceeds the rate in which they earn them for free through participation. The $1.7 million revenue was earned in the period from the April 2022 closing of the purchase of GuruShots through July 31, 2022.

Zedge Premium. Zedge Premium gross revenue and net revenue grew 60% and 62% year over year primarily due to the landing page redesign that make premium content more visible to our users. The following table summarizes Zedge Premium gross and net revenue for the fiscal year ended July 31, 2022 and 2021.

	Fiscal Year Ended July 31,		% Changes
	2022	2021	YoY
	(in thousands)
Zedge Premium-gross revenue (“GTV”)	$1,509	$946	60%
Zedge Premium-net revenue	$827	$509	62%

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

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting, content serving and filtering, data analytic tools and marketing automation services.

	Fiscal year ended July 31,
(in thousands)	2022	2021	% Change
Direct cost of revenues	$1,641	$1,194	37.4%
As a percentage of revenues	6.2%	6.1%

Direct cost of revenues increased 37.4% in fiscal 2022 to $1.6 million from $1.2 million in fiscal 2021, primarily attributable to the cloud hosting costs related to GuruShots.

As a percentage of revenue, direct cost of revenues in fiscal 2022 were 6.2% and flat when compared to 6.1% in fiscal 2021.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, facilities, marketing, consulting, professional fees, software licensing (“SaaS”) and public company related expenses.

	Fiscal year ended July 31,
(in thousands)	2022	2021	% Change
Selling, general and administrative	$15,061	$9,311	61.8%
As a percentage of revenues	56.7%	47.6%

SG&A expense increased 62% in fiscal 2022 to $15.1 million from $9.3 million in fiscal 2021. This increase was primarily attributable to incremental SG&A from consolidating GuruShots’ operating results for the period from April 13, 2022 to July 31, 2022. Compensation costs, stock-based compensation as discussed below, higher professional and consulting fees also contributed in part to the increase in SG&A year over year.

Our headcount totaled 93 as of July 31, 2022, including GuruShots personnel, compared to 53 as of July 31, 2021. The majority of our employees are based in Lithuania and Israel.

SG&A expense also included stock-based compensation expense including equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401(k) matching contributions. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 13 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our stock-based compensation.

The following table summarizes stock-based compensation expense for the fiscal year ended July 31, 2022 and 2021.

	Fiscal year ended July 31,
(in thousands)	2022	2021	% Change
Stock-based compensation expense	$1,936	$652	196.9%

Stock-based compensation expense increased $1.3 million or 197 % in fiscal 2022 to $1.9 million from $0.6 million in fiscal 2021 primarily due to deferred stock units (DSUs) granted to Company employees and restricted stock the Company committed to issue in connection with the GuruShots acquisition.

Depreciation and amortization. Depreciation and amortization expense consists mainly of amortization of intangible assets related to the GuruShots and Emojipedia acquisitions, capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our mobile app service.

	Fiscal year ended July 31,
(in thousands)	2022	2021	% Change
Depreciation and amortization	$1,966	$1,261	55.9%
As a percentage of revenues	7.4%	6.4%

Depreciation and amortization expense increased $0.7 million or 56 % in fiscal 2022 to $2.0 million from $1.3 million in fiscal 2021, primarily due to the amortization of intangible assets acquired in fiscal 2022.

Contingent Consideration Fair Value Change. During fiscal 2022, we recorded a $4 million net benefit related to the change in fair value of our contingent consideration liabilities incurred, from $5.9 million to $1.9 million, associated with the acquisition of GuruShots in April 2022. The liability for contingent consideration is remeasured at each reporting period until the contingency is resolved. The decrease in fair value of the contingent consideration was due primarily to the decrease in the likelihood that certain contingent milestones would be achieved.

Interest and other income, net. The decrease in interest and other income, net in fiscal 2022 when compared to fiscal 2021 was primarily due to the PPP loan forgiveness of $218,000 in fiscal 2021. See Note 18 to the Consolidated Financial Statements in this Annual Report for further details.

	Fiscal year ended July 31,
(in thousands)	2022	2021	% Change
Interest and other income, net	$49	$245	-80.0%
As a percentage of revenues	0.2%	1.3%

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in Norwegian Krone (“NOK”) and Euros (“EUR”) relative to the U.S. Dollar, including gains or losses from our currency hedging activities.

	Fiscal year ended July 31,
(in thousands)	2022	2021	% Change
Net loss resulting from foreign exchange transactions	$(281)	$(2)	nm
As a percentage of revenues	-1.1%	0.0%

nm-not meaningful

In fiscal 2022 and 2021, we incurred losses of $368,000 and $18,000, respectively, from NOK and EUR hedging activities.

Provision for (benefit from) income taxes. During fiscal 2022, we had pretax income of about $11.6 million of which we accrued $1.9 million in income tax expenses, an effective tax rate of 16.3% which is lower than the statutory rate primarily due to the $4.0 million change in fair value of contingent consideration. During fiscal 2021, we had pretax income of about $8 million which enabled us to utilize all the federal net operating loss (NOL) carry forward and portions of the NOL carry forward from states and other foreign jurisdiction. Combined with the release of the valuation allowance of $477,000, this resulted in an income tax benefit of $202,000 for the fiscal year ended July 31, 2021, an effective income tax of (2.5%).

	Fiscal year ended July 31,
(in thousands)	2022	2021	% Change
Provision for (benefit from) income taxes	$1,892	$(202)	nm
As a percentage of revenues	7.1%	-1.0%

nm-not meaningful

LIQUIDITY AND CAPITAL RESOURCES

General

At July 31, 2022, we had cash and cash equivalents of $17.1 million and working capital (current assets less current liabilities) of $11.2 million. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months following issuance of this annual report on Form 10-K. During fiscal 2021, we raised $15 million through sales of Class B common stock in At the Market offerings.

On October 28, 2022, we entered into an Amended Loan Agreement with Western Alliance Bank. Pursuant to the Amended Loan Agreement, Western Alliance Bank agreed to provide the Company with a new term loan facility in the maximum principal amount of $7,000,000 for a four-year term and a $4,000,000 revolving credit facility for a two-year term.

The Company discontinued the existing $2,000,000 revolving credit facility under the existing Loan and Security Agreement, dated as of September 26, 2016 (See Note 16). At each of July 31, 2021, July 31, 2022 and the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

Pursuant to the Amended Loan Agreement, $2,000,000 was advanced in a single-cash advance on the closing date (October 28, 2022), with the remaining $5,000,000 available for drawdown during twenty-four (24) months after closing. Each drawdown must be in an amount of not less than $1,000,000.

The following tables present selected financial information for the twelve months ended July 31, 2022 and 2021:

	Fiscal year ended July 31,
(in thousands)	2022	2021	$ Changes
Cash flows provided by (used in):
Operating activities	$11,492	$10,130	1,362
Investing activities	(18,950)	(5,479)	(13,471)
Financing activities	(223)	15,101	(15,324)
Effect of exchange rate changes on cash and cash equivalents	(142)	45	(187)
(Decrease) increase in cash and cash equivalents	$(7,823)	$19,797	(27,620)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities increased $1.4 million to $11.5 million in fiscal 2022 from $10.1 million in fiscal 2021, primarily attributable to the higher revenues generated from our service offerings, primarily advertising and paid subscription revenue.

Changes in Trade Accounts Receivable

Gross trade accounts receivables were $2.4 million and $2.5 million at July 31, 2022 and 2021 respectively. Our cash collections in fiscal 2022 and fiscal 2021 were $26.0 million and $18.4 million, respectively.

Investing Activities

On April 12, 2022, we acquired 100% of the outstanding equity securities of GuruShots. The purchase price consists of $18 million in cash paid at closing and contingent payments (the “Earnout”) of up to a maximum of $16.8 million, payable either in cash or Class B common stock of the Company or a combination thereof (in the Company’s discretion) payable over two years from closing subject to GuruShots achieving certain financial targets set forth in the Share Purchase Agreement (“SPA”). In connection therewith, we agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the Earnout, subject to GuruShots maintaining agreed upon levels of return on ad spend (ROAS). In addition, we committed to a retention pool of $4 million in cash and 626,242 shares of the Company Class B common stock with a fair value of $4 million or $6.39 per share for GuruShots’ founders and other employees that will be payable or vest, as applicable, over three years from closing based on the beneficiaries thereof remaining employed by the Company or a subsidiary.

On August 1, 2021, we acquired substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The final purchase price of the assets has been determined to be $6.7 million of which $4.8 million was paid on August 2, 2021 with the remaining $1.9 million to be paid out on the six-month and twelve-month anniversary of the Closing. We paid approximately half of the $1.9 million on February 1, 2022 with the remaining amount due on August 1, 2022. That $4.8 million was funded into an escrow account on July 30, 2021 and classified as other assets on our balance sheet as of July 31, 2021.

Business combination and assets acquisition are more fully described in Note 6 to the Consolidated Financial Statements in Item 8 of this annual report on Form 10-K for further details.

Cash used in investing activities in the fiscal years ended July 31, 2022 and 2021 also consisted of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

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

On April 22, 2020, we received $218,000 in proceeds from a PPP loan from Western Alliance Bank, which was administered by the Small Business Administration and established under the CARES Act. On November 25, 2020, we submitted the PPP Loan Forgiveness Application Form 3508EZ and on May 21, 2021, we were notified that such application for the loan forgiveness has been approved and the loan, including accrued interest, has been deemed satisfied in full by the Small Business Administration to Western Alliance Bank. Please see Note 18 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

We received proceeds of $8,631 from the exercise of stock options in fiscal 2022 in connection with which we issued 5,166 shares of our Class B common stock. We received proceeds of $873,261 from the exercise of stock options in fiscal 2021 in connection with which we issued 559,840 shares of our Class B common stock.

In fiscal 2022 and 2021, we purchased 16,115 shares and 17,630 shares, respectively, of Class B common stock from employees for $232,000 and $26,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from digital advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. MoPub (owned by Twitter and sold to AppLovin in January 2022), Google and Facebook, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In the fiscal year ended July 31, 2022, two customers represented 28% and 15% of the Company’s revenue. In the fiscal year ended July 31, 2021, three customers represented 30%, 22% and 12% of the Company’s revenue. At July 31, 2022, three customers represented 41%, 17% and 16% of the Company’s accounts receivable balance and at July 31, 2021, two customers represented 37% and 28% of the Company’s accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

In connection with the acquisition of GuruShots, the Company has (i) committed to a retention pool of $4 million in cash to be paid to the founders and employees of GuruShots that will be payable over three years from closing of the acquisition based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the earnout to be contingently paid to the prior owners of GuruShots subject to GuruShots maintaining agreed upon levels of return on ad spend (ROAS).

OFF-BALANCE SHEET ARRANGEMENTS

At July 31, 2022, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following:

In connection with our Spin-Off on June 1, 2016, we and IDT entered into various agreements prior to the Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with IDT after the Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and IDT with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, among other things, we indemnify IDT and IDT indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, IDT indemnifies us from all liability for taxes of ours and any of our subsidiaries or relating to our business with respect to taxable periods ending on or before the Spin-Off, and we indemnify IDT from all liability for taxes of ours and any of our subsidiaries or relating to our business accruing after the Spin-Off. Notwithstanding the foregoing, we are responsible for, and IDT has no obligation to indemnify us for, any tax liability of ours resulting from an audit, examination or other proceeding related to any tax returns that relate solely to us and our subsidiaries regardless of whether such tax return relates to a period prior to or following the Spin-Off.

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

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2022.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2022. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of July 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe our material weakness related to accounting for taxes has been remediated and that our internal control processes over financial reporting were effective as of July 31, 2022.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant, and Corporate Governance

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Jonathan Reich – Chief Executive Officer and President

Yi Tsai – Chief Financial Officer and Treasurer

Michael Jonas – Executive Chairman

Directors

Michael Jonas, Chairman of the Board

Howard Jonas, Vice Chairman of the Board

Mark Ghermezian

Elliot Gibber

Paul Packer

Gregory Suess

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

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

Item 11. Executive Compensation

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1(1)	Third Amended and Restated Certificate of Incorporation of Zedge, Inc.
3.2(2)	Second Amended and Restated By-Laws of Zedge, Inc.
4.2(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(4)	2016 Stock Option and Incentive Plan, as Amended and Restated
10.2(1)	Transition Services Agreement
10.3(1)	Tax Separation Agreement
10.4(5)	Google Services Agreement between Zedge, Inc. and Google, Inc., dated June 18, 2014
10.5(6)	Marketplace for Premier Publishers Agreement between Zedge, Inc. and MoPub, Inc., dated February 20, 2013
10.6(6)	Zedge Holdings, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated on November 1, 2011
10.7(1)	Form of ISO Stock Option Agreement
10.8(1)	Form of Nonqualified Stock Option Agreement
10.9(1)	Form of Restricted Stock Agreement
10.10(7)	At Market Issuance Sales Agreement among Zedge, Inc. and National Securities Corporation and H.C. Wainwright & Co., LLC, dated December 9, 2020.
10.11(8)	Amended and Restated Loan Security Agreement between Zedge, Inc. and Western Alliance Bank, dated October 28, 2022
21.01*	Subsidiaries of the Registrant
23.01*	Consent of Friedman, LLP, Independent Registered Public Accounting Firm
23.02*	Consent of Mayer Hoffman McCann CPAs, The New York Practice of Mayer Hoffman McCann P.C., Independent Registered Public Accounting Firm
31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed June 1, 2016.

(2)	Incorporated by reference to Form 10-K, filed October 28, 2019

(3)	Incorporated by reference to Form 10-K/A, filed December 9, 2020.

(4)	Incorporated by reference to the Schedule 14A, filed November 21, 2019.

(5)	Incorporated by reference to Form 10-12G/A, filed April 25, 2016.

(6)	Incorporated by reference to Form 10-12G/A, filed May 20, 2016.

(7)	Incorporated by reference to Form 8-K, filed December 9, 2020.
(8)	Incorporated by reference to Form 8-K, filed November 1, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEDGE, INC.

By:	/s/ Jonathan Reich
Jonathan Reich Chief Executive Officer

Date: November 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Jonathan Reich	Chief Executive Officer	November 14, 2022
Jonathan Reich	(Principal Executive Officer)

/s/ Yi Tsai	Chief Financial Officer	November 14, 2022
Yi Tsai	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Michael Jonas	Director	November 14, 2022
Michael Jonas

/s/ Howard S. Jonas	Director	November 14, 2022
Howard S. Jonas

/s/ Mark Ghermezian	Director	November 14, 2022
Mark Ghermezian

/s/ Elliot Gibber	Director	November 14, 2022
Elliot Gibber

/s/ Paul Packer	Director	November 14, 2022
Paul Packer

/s/ Gregory Suess	Director	November 14, 2022
Gregory Suess

Zedge, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zedge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zedge, Inc. (the “Company”) as of July 31, 2022, the related consolidated statement of income and comprehensive income, stockholders’ equity, and cash flow for the year ended July 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022, and the results of its operations and its cash flow the year ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value measurement of contingent consideration and intangible assets acquired related to business acquisitions

Description of the Matter

As described in Note 6 to the financial statements, On April 12, 2022, the Company acquired 100% of the outstanding equity securities of GuruShots, Ltd. (“GuruShots”), an Israeli company that operates a platform used for its competitive photography game available across iOS, Android and the web, which included $6 million in contingent consideration, and resulted in approximately $15 million of intangible assets being recorded. The Company accounts for business combinations using the acquisition method, which requires recognition of assets acquired and liabilities assumed at their respective fair values at the date of acquisition. The contingent consideration was estimated using a Monte Carlo simulation and the intangible assets acquired were estimated using an income approach. The fair values of intangible assets acquired are typically estimated using an income approach, which is based on the present value of future discounted cash flows or cost based methods based on estimated costs to construct an asset. Management applied significant judgment in estimating the fair value of the contingent consideration and intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the rate of future revenue growth, profitability of the acquired business and the discount rate, among other factors.

The principal considerations for our determination that performing procedures relating to the fair value measurement of the contingent consideration and intangible assets acquired related to the acquisition is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when estimating the fair values of intangible assets acquired; (ii) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of intangible assets acquired; (iii) the significant audit effort in evaluating the reasonableness of the significant assumptions relating to the rate of future revenue growth and profitability of the acquired business and the discount rate; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included identifying and evaluating the design of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets acquired and contingent consideration, and controls over the development of the valuation models, as well as the significant assumptions related to the rate of future revenue growth and profitability of the acquired business and the discount rate, and the costs to create an asset. These procedures also included, among others, (i) reading the purchase agreement; and (ii) testing management’s process for estimating the fair values of the intangible assets acquired and contingent consideration. Testing management’s process included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to the rate of future revenue growth, profitability of the acquired business and the discount rate, and the estimated costs to construct the asset. Evaluating the reasonableness of the rate of future revenue growth and the profitability of the acquired business involved considering the historical performance of the acquired businesses and market comparable information, as well as economic and industry forecasts. The reasonableness of the discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow models and the reasonableness of the discount rate.

/s/ Friedman LLP

We have served as the Company’s auditor since 2022.

Marlton, New Jersey
November 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zedge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zedge, Inc. (the “Company”) as of July 31, 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann CPAs

(The New York Practice of Mayer Hoffman McCann P.C.)

We served as the Company’s auditor from 2018 to 2021.

New York, New York

November 9, 2021

ZEDGE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

July 31,	2022	2021
Assets
Current assets:
Cash and cash equivalents	$17,085	$24,908
Trade accounts receivable	2,411	2,545
Prepaid expenses	396	160
Total current assets	19,892	27,613
Property and equipment, net	1,660	1,980
Intangible assets, net	21,025	-
Goodwill	10,788	2,262
Deferred tax assets, net	861	477
Other assets	400	5,145
Total assets	$54,626	$37,477
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,180	$585
Deferred acquisition payment payable	962	-
Contingent consideration-current portion	215	-
Accrued expenses and other current liabilities	2,898	1,771
Deferred revenues	3,402	1,821
Total current liabilities	8,657	4,177
Contingent consideration-long term portion	1,728	-
Other liabilities	53	145
Total liabilities	10,438	4,322
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at July 31, 2022 and 2021	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 13,951 shares issued and 13,877 shares outstanding at July 31, 2022, and 13,923 shares issued and 13,865 outstanding at July 31, 2021	139	139
Additional paid-in capital	43,609	41,664
Accumulated other comprehensive loss	(1,391)	(997)
Retained Earnings (Accumulated deficit)	2,160	(7,554)
Treasury stock, 74 shares at July 31, 2022 and 58 shares at July 31, 2021, at cost	(334)	(102)
Total stockholders’ equity	44,188	33,155
Total liabilities and stockholders’ equity	$54,626	$37,477

The accompanying notes are an integral part of these consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except per share data)

Year ended July 31,	2022	2021
Revenues, net	$26,545	$19,569
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	1,641	1,194
Selling, general and administrative	15,061	9,311
Depreciation and amortization	1,966	1,261
Change in fair value of contingent consideration	(3,961)	-
Income from operations	11,838	7,803
Interest and other income, net	49	245
Net loss resulting from foreign exchange transactions	(281)	(2)
Income before income taxes	11,606	8,046
Provision for (benefit from) income taxes	1,892	(202)
Net income	$9,714	$8,248
Other comprehensive (loss) income:
Foreign currency translation adjustment	(394)	88
Total other comprehensive (loss) income	(394)	88
Total comprehensive income	$9,320	$8,336
Income per share attributable to Zedge, Inc. common stockholders:
Basic	$0.69	$0.63
Diluted	$0.65	$0.59
Weighted-average number of shares used in calculation of income per share:
Basic	14,177	13,156
Diluted	14,862	14,038

The accompanying notes are an integral part of these consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Stock	Equity
Balance -July 31, 2020	525	$5	11,788	$118	$25,725	$(1,085)	$(15,802)	$(76)	$8,885
Net proceeds from sales of Class B Common Stock	-	-	1,426	14	14,421	-	-	-	14,435
Exercise of stock options	-	-	560	6	867	-	-	-	873
Stock-based compensation	-	-	142	1	612	-	-	-	613
Stock issued for matching contributions to the 401(k) Plan	-	-	7	-	39	-	-	-	39
Purchase of treasury stock	-	-	-	-	-	-	-	(26)	(26)
Foreign currency translation adjustment	-	-	-	-	-	88	-	-	88
Net income	-	-	-	-	-	-	8,248	-	8,248
Balance -July 31, 2021	525	$5	13,923	$139	$41,664	$(997)	$(7,554)	$(102)	$33,155
Exercise of stock options	-	-	5	-	9	-	-	-	9
Stock-based compensation	-	-	18	-	1,893	-	-	-	1,893
Stock issued for matching contributions to the 401(k) Plan	-	-	5	-	43	-	-	-	43
Purchase of treasury stock	-	-	-	-	-	-	-	(232)	(232)
Foreign currency translation adjustment	-	-	-	-	-	(394)	-	-	(394)
Net income	-	-	-	-	-	-	9,714	-	9,714
Balance – July 31, 2022	525	$5	13,951	$139	$43,609	$(1,391)	$2,160	$(334)	$44,188

The accompanying notes are an integral part of these consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended July, 31	2022	2021

Operating activities
Net income	$9,714	$8,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,966	1,261
Change in fair value of contingent consideration	(3,961)	-
Stock-based compensation	1,936	652
Deferred income taxes	(384)	(477)
PPP Loan forgiveness	-	(218)
Change in assets and liabilities:
Trade accounts receivable	371	(1,138)
Prepaid expenses and other current assets	(161)	257
Other assets	(6)	232
Trade accounts payable and accrued expenses	436	830
Deferred revenue	1,581	483
Net cash provided by operating activities	11,492	10,130
Investing activities
Payments for business combination, net of cash acquired	(17,422)	-
Payments for asset acquisitions	(917)	(4,776)
Capitalized software and technology development costs and purchase of equipment	(611)	(653)
Investment in private company	-	(50)
Net cash used in investing activities	(18,950)	(5,479)
Financing activities
Proceeds from sales of Class B Common Stock	-	15,000
Payment of issuance costs	-	(565)
Repayment of insurance premium loan payable	-	(181)
Proceeds from exercise of stock options	9	873
Purchase of treasury stock in connection with restricted stock vesting	(232)	(26)
Net cash (used in) provided by financing activities	(223)	15,101
Effect of exchange rate changes on cash and cash equivalents	(142)	45
Net (decrease) increase in cash and cash equivalents	(7,823)	19,797
Cash and cash equivalents at beginning of period	24,908	5,111
Cash and cash equivalents at end of period	$17,085	$24,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$2,362	$1
Cash payments made for interest expenses	$-	$3

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent consideration fair value on acquisition date	$5,904	$-
Right-of-use assets acquired under operating leases	$86	$-
Acquisition of Emojipedia through release of escrow funds of $4,776, due to seller of $1,923 and legal fee of $12	$6,711	$-
Accounts receivable from certain Emojipedia websites collected by Seller	$45	$-
Note payable issued for insurance premium financing	$-	$181

The accompanying notes are an integral part of these consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Zedge, Inc. (“Zedge”) builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds which historically was branded as Zedge Premium, and GuruShots, a skill-based photo challenge game. Our vision is to connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce.

The Zedge Ringtones and Wallpapers app (which is named “Zedge Wallpapers” in the App Store), which we refer to as our “Zedge App,” is a marketplace offering a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of July 31, 2022, our Zedge App has been installed nearly 569 million times since inception and, over the past two years, has had between 32.0 and 36.3 million monthly active users (“MAU”). MAU is a key performance indicator that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or for a price, via ‘Zedge Premium.’ In turn, our users utilize the content to personalize their phones and express their individuality.

In April 2022, we acquired GuruShots Ltd (“GuruShots”) a recognized category leader focused on gamifying the photography vertical. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 1 million photographs and casting close to 4.5+ billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2022 refers to the fiscal year ended July 31, 2022).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates, such as useful lives of tangible and intangible assets, fair value of contingent consideration, and allowance for credit losses.

Revenue Recognition

The Company generates revenue from the following sources: (1) Advertising; (2) Paid Subscriptions; (3) Zedge Premium and Others, and (4) following the GuruShots acquisition, from selling in game resources (“Resources” or “Virtual Goods”) to enhance user’s in-game rate of progress and game experience. The substantial majority of the Company’s revenue is generated from selling its advertising inventory (“Advertising Revenue”) to advertising networks, advertising exchanges, and direct arrangements with advertisers. The Company’s monthly and yearly subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from its Android Zedge App although the Company is working on adding additional capabilities to subscriptions including offering subscriptions to iOS Zedge App users. In Zedge Premium, the Company receives 30% as a fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium. Sales and other similar taxes are excluded from revenues.

Advertising Revenue: The Company generates the bulk of its revenue from selling its Zedge App’s advertising inventory to advertising networks and advertising exchanges and direct sales to advertisers.

●	Advertising Networks. An advertising network is a third-party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.

●	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.

●	Direct Sales to Advertisers. In prior periods, the Company sold, and currently retain the ability to sell, advertising directly to advertisers through contractual relationships. These relationships historically offered higher than average pricing than realized from sales via advertising networks or advertising exchanges. The Company had no direct sales of advertising during fiscal 2022 and 2021 and have no current expectation that this will represent a material portion of its sales in the near term.

The Company recognizes advertising revenue as advertisements are delivered to users through impressions or ad views (depending on the terms agreed upon with the advertiser). For in-app display ads, in-app offers, engagement advertisements and other advertisements, the Company’s performance obligations are satisfied over the life of the relevant contract (i.e., over time), with revenue being recognized as advertising units are delivered, which is Zedge’s performance obligation. The advertiser may compensate the Company on a cost-per-impression, cost-per-click, cost-per-action basis.

Paid Subscription Revenue: Beginning in January 2019, the Company started offering monthly and yearly paid subscription services sold through Google Play. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play processes subscription prepayment on Zedge’s behalf, and retains up to 30% as its fee. Both monthly and yearly subscriptions are nonrefundable after a period of seven days. Paid subscriptions are automatically renewed at expiration unless cancelled by subscribers. While the customer can cancel at any time, he or she will not receive any refund but will remain entitled to receive the ad free service until the end of the subscription period. The duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. The payment terms for subscriptions sold through Google Play is net 30 days after month-end.

Zedge Premium: Zedge Premium is the Company’s marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, the Company’s closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits (ranging from 500 credits for $0.99 to 700,000 credits for $999.99), Google Play or iTunes retains 30% of the purchase price as its fee. When a user purchases Zedge Premium content using Zedge credits, the artist or brand receives 70% of the actual revenue after the Google Play or iTunes fee (“Royalty Payment”) and the Company receives the remaining 30%, which is recognized as revenue.

Virtual goods used for online game: GuruShots generates substantially all of its revenues from selling virtual goods (or Resources) to its users. GuruShots distributes its game to the end customer through mobile platforms such as Apple and Google. Through these platforms, users can download the free-to-play game and can purchase virtual goods which are redeemed in the game to enhance their game-playing experience.

Players can pay for their virtual item purchases through various widely accepted payment methods offered in the game. Payments from players for virtual goods are required at the time of purchase, are non- cancellable and relate to non-cancellable contracts that specify GuruShots’ obligations and cannot be redeemed for cash nor exchanged for anything other than virtual goods within the GuruShots’ game. The purchase price is a fixed amount which reflects the consideration that GuruShots expects to be entitled to receive in exchange for use of virtual goods by its customers. The platform providers collect proceeds from the game players and remit the proceeds to GuruShots after deducting their respective platform fees. Sales and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or operating expenses. GuruShots’ performance obligation is to display the virtual goods in game play based upon the nature of the virtual item.

GuruShots categorizes its virtual goods as consumable. GuruShots’ game sells only consumable virtual goods. Consumable virtual goods represent items that can be consumed by a specific player action and do not provide the player any continuing benefit following consumption. GuruShots has determined through a review of game play behavior that players generally do not purchase additional virtual goods until their existing virtual goods balances have been substantially consumed. This review includes an analysis of game players’ historical play behavior, purchase behavior, and the amounts of virtual goods outstanding. Revenue is recognized once the virtual goods are sold. GuruShots monitors its analysis of customer play behavior on a quarterly basis.

As discussed above, GuruShots concluded that revenue related to the promise of enhancing users’ gaming experience through Resource purchases should be recognized ratably over the period of benefit period (i.e. the period over which the enhanced gaming experience is provided). However, for practical reasons, GuruShots does not defer the portion of revenue attributable to future uses of Resources as of any given balance sheet date. This is due to the duration of the enhanced gaming experience that is provided being, in substantially all of the cases, and applying the portfolio approach (as GuruShots reasonably expects that the effects on the financial statements of applying ASC 606 guidance to the portfolio would not differ materially from applying ASC 606 guidance to the individual contracts), a very short time frame ranging from a few hours to less than two weeks. Therefore, the result of recognizing the related revenues at the point in time which user first consumes the respective resource would yield a result that is not substantially different then ratable recognition over the period of benefit. Accordingly, revenue is recognized once the virtual goods are sold.

Gross Versus Net Revenue Recognition

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. To the extent the Company acts as the agent, revenue is reported on a net basis. The determination of whether the Company act as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service prior to transfer to the customer.

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

GuruShots is primarily responsible for providing the virtual goods, has control over the content and functionality of games and has the discretion to establish the virtual goods’ prices. Therefore, GuruShots is the principal and, accordingly revenues are recorded on a gross basis. Payment processing fees paid to platform providers are recorded within selling, general and administrative expenses.

The Company reports subscription revenue gross of the fee retained by Google Play, as the subscriber is the Company’s customer in the contract and the Company controls the service prior to the transfer to the subscriber.

With respect to Zedge Premium, Zedge, as provider of the platform, is effectively operating as a broker or intermediary connecting online content providers with the end user. While the Company uses gross revenue (net of the 30% fee retained by Google Play or iTunes when a user purchases Zedge Credits) as a performance metric, we record net revenue from Zedge Premium which consists of a 30% platform fee, in-app purchases profit and breakage. Content providers are paid their portion of revenue which is a 70% share of the gross revenue calculated.

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

The Company routinely assesses the financial strength of its customers. As a result, the Company believes that its accounts receivable credit risk exposure is limited and has not experienced significant write-downs in its accounts receivable balances. In the fiscal year ended July 31, 2022, two customers represented 28% and 15% of the Company’s revenue. In the fiscal year ended July 31, 2021, three customers represented 30%, 22% and 12% of the Company’s revenue. At July 31, 2022, three customers represented 41%, 17% and 16% of the Company’s accounts receivable balance and at July 31, 2021, two customers represented 37% and 28% of the Company’s accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Direct Cost of Revenues

Direct cost of revenues for the Company consists of fees paid to third parties that provide the Company with internet hosting, content serving and filtering, data analytic tools and marketing automation services. Such costs are charged to expense as incurred.

Property and Equipment, net

Property and equipment is recorded at cost less accumulated depreciation and amortization, and depreciated on a straight-line basis over its estimated useful lives, which range as follows: capitalized software and technology development costs—3 years; and other—5 years. Other is comprised of furniture and fixtures, office equipment, video conference equipment, computer hardware and computer software. Normal repairs and maintenance are expensed as incurred. Replacement property and equipment is capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.

Capitalized Software and Technology Development Costs

The Company accounts for capitalized software and technology development costs in accordance with Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) ASC 350-40. These costs consist of internal development costs on various projects that the Company invested in specific to the various platforms on which the Company operates its service that are capitalized during the application development stage. Capitalized software and technology development costs are included in property and equipment, net and are amortized over the estimated useful life of the software, after completion of each specific project, generally three years. All ordinary maintenance costs are expensed as incurred.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting. The Company allocates the purchase price of the acquisition to the tangible and intangible assets acquired and liabilities assumed and contingent considerations based on their estimated fair values at the acquisition dates. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of income and comprehensive income. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Intangible Assets-Net

The Company tests the recoverability of its intangible assets (see Note 7) with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

Intangible assets are carried at cost, less accumulated amortization, unless a determination has been made that their value has been impaired. Intangible assets are amortized on a straight-line basis over their estimated useful lives of between five to fifteen years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment charges recorded in the fiscal years ended July 31, 2022 and 2021 presented in the accompanying consolidated financial statements.

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

The Company’s estimated fair value exceeded its carrying value in Step 1 of the Company’s annual impairment tests as of May 1st for the fiscal years ended July 31, 2022 and 2021. The Company concluded that no goodwill impairment existed in the fiscal years ended July 31, 2022 and 2021. The Company uses the market approach for its Step 1 analysis.

Investments

From time to time, when opportunities present themselves, the Company considers strategic investments in privately-held companies. The Company’s investment at July 31, 2021, is a simple agreement for future equity (SAFE) in which the Company receives the right to receive equity at some later date. Investments in SAFE’s are carried at cost due to insufficient observable market inputs to determine fair value. The Company adjusts the carrying value of its investments to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on investments, realized and unrealized, are recognized in interest and other income, net in the consolidated statements of income and comprehensive income.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of July 31, 2022 and 2021.

Income Taxes

The accompanying financial statements include provisions for federal, state and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the consolidated financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

The Company classifies interest and penalties on income taxes as a component of income tax expense included in the provision for (benefit from) income taxes line item in the accompanying consolidated statements of income and comprehensive income.

Contingencies

The Company accrues for loss contingencies when both (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company discloses an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred.

Earnings Per Share (“EPS”)

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

As disclosed in Note 9, the rights of holders of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. As such, the Company is not required to break out EPS by class.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Fiscal Year Ended
	July 31,
	2022	2021
	(in thousands)
Basic weighted-average number of shares	14,177	13,156
Effect of dilutive securities:
Stock options	570	784
Non-vested restricted Class B common stock	97	66
Deferred stock units	18	32
Diluted weighted-average number of shares	14,862	14,038

The following shares were excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive:

	Fiscal Year Ended
	July 31,
	2022	2021
	(in thousands)
Stock options	75	31
Deferred stock units	234	-
Shares excluded from the calculation of diluted earnings per share	309	31

Stock-Based Compensation

The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period or the graded vesting method if awards with market or performance conditions include graded vesting features or if an award includes both a service condition and a market or performance condition. Stock-based compensation is included in selling, general and administrative expense in the consolidated statements of income and comprehensive income.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Company’s financial liabilities (which include contingent considerations as discussed in Note 3 – Fair Value Measurements) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing a third-party valuation specialist.

Derivative Instruments – Foreign Exchange Forward Contracts

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, primarily the U.S. Dollar (“USD”)– NOK and EUR exchange rates. The Company’s risk management policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate exposure. Foreign currency derivative activities are subject to the management, direction and control of the executive management. Foreign exchange forward contracts are recognized on the consolidated balance sheets at their fair value in “Prepaid expenses” or “Accrued expenses and other current liabilities”, and changes in fair value are recognized in “Net loss resulting from foreign exchange transactions” in the consolidated statements of income and comprehensive income.

Functional Currency

The U.S. Dollar is the Company’s functional currency. The functional currencies for the Company’s subsidiaries that operate outside of the United States are USD for GuruShots, NOK for Zedge Europe AS and EUR for Zedge Lithuania UAB which is a wholly-owned subsidiary of Zedge Europe AS, which are the currencies of the primary economic environments in which they primarily expend cash. The Company translates assets and liabilities denominated in foreign currencies to U.S. Dollars at the exchange rate in effect as of the consolidated financial statement date, and translates accounts from the consolidated statements of income and comprehensive income using the weighted average exchange rate for the period. Gains or losses resulting from foreign currency translations are recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses including gains and losses from currency exchange rate changes related to intercompany receivables and payables are reported in “Net loss resulting from foreign exchange transactions” in the accompanying consolidated statements of income and comprehensive income.

Allowance for Credit Losses

The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Bad debts are written-off upon final determination that the trade accounts will not be collected. There were no allowance for credit losses as of July 31, 2022 and 2021.

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

Leases with a term greater than one year are recognized on the consolidated balance sheets in the line items cited above. The Company has elected not to recognize leases with terms of one year or less on the consolidated balance sheets. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Correction of Immaterial Misstatement

During the third quarter of fiscal 2022, the Company determined that there were immaterial errors in its historical financial statements. The errors resulted in overstatement of the issued and outstanding shares of the Company Class B Common Stock by 626,242 shares in connection with the GuruShots Acquisition (Note 5). The Company evaluated the effect of these errors on prior periods under the guidance of the Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 99 - Materiality, and determined the amounts were not material to any previously issued financial statements. The Company corrected these misstatements with an out-of- period adjustment during the third quarter of fiscal 2022.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standard Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. The Company adopted this new accounting standard on August 1, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (ASC 350). The standard eliminates the requirement to measure the implied fair value of goodwill by assigning the fair value of a reporting unit to all assets and liabilities within that unit (the Step 2 test) from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited by the amount of goodwill in that reporting unit. The guidance is effective for the Company beginning after December 15, 2022; and aligns with the effective date of ASU 2016-13. The Company will adopt the new standard effective August 1, 2023 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In March 2022 the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, this ASU requires a company to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. This ASU is effective for the Company beginning July 1, 2023, and shall be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, which may be applied following a modified retrospective method. Early adoption is permitted. The Company is currently assessing the impact of this ASU on the consolidated financial statements and related disclosures.

Note 2—Revenue

Disaggregation of Revenue

The following table summarizes revenue by type of monetization mechanisms of the Zedge App and GuruShots for the periods presented:

	Fiscal year ended July 31,		% Change
	2022	2021	YoY

Advertising revenue	$18,883	$15,741	20%
Virtual items used for online game	1,673	-	NM
Paid subscription revenue	3,741	3,311	13%
Zedge Premium revenue	827	509	62%
Emojipedia revenue	1,079	-	NM
AppLovin integration bonus amortization	333	-	NM
Other revenues	9	8	12.5%
Total revenues	$26,545	$19,569	36%

nm-not meaningful

Contract Balances

Deferred revenues

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of July 31, 2022, the Company’s deferred revenue balance related to subscriptions was approximately $1.5 million, representing approximately 692 thousand active subscribers. As of July 31, 2021, the Company’s deferred revenue balance related to subscriptions was approximately $1.6 million, representing approximately 752 thousand active subscribers.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users redeem Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of July 31, 2022, and 2021, the Company’s deferred revenue balance related to Zedge Premium was approximately $259 thousand and $218 thousand, respectively.

On April 1, 2022, the Company received a one-time integration bonus for set up activities of $2 million from AppLovin Corporation for migrating to their mediation platform. This amount is being amortized over an estimated service period of 24 months. As of July 31, 2022, the Company’s deferred revenue balance related to integration bonus was $1.7 million.

Total deferred revenues increased $1.6 million from $1.8 million at July 31, 2021 to $3.4 million at July 31, 2022, primarily due to integration bonus discussed above.

Significant Judgments

The advertising networks and advertising exchanges to which the Company sells its inventory track and report the impressions to Zedge and Zedge recognizes revenues based on these reports. The networks and exchanges base their payments off of those reports and Zedge independently compares the data to each of the client sites to validate the imported data and identify any differences. The number of impressions delivered by the advertising networks and advertising exchanges is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

Practical Expedients

The Company expenses the fees retained by Google Play related to the subscriptions revenue when incurred because the duration of the contracts for which the Company pay commissions are less than one year. These costs are included in the selling, general and administrative expenses of the consolidated statements of income and comprehensive income.

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
		(in thousands)
July 31, 2022
Liabilities:
Contingent consideration-short term	$-	$-	$215	$215
Contingent consideration-long term	$-	$-	$1,728	$1,728
Foreign exchange forward contracts	$-	$141	$-	$141

July 31, 2021
Liabilities:
Foreign exchange forward contracts	$-	$54	$-	$54

Contingent Consideration

Contingent consideration related to the business combinations discussed below in Note 6 are classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgement and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The following table provides a rollforward of the contingent consideration related to business acquisition discussed in Note 6, Business Combinations and Assets Acquisition.

Fiscal years ended July 31, (in thousands)	2022	2021
Balance at beginning of year	$-	$-
Additions	5,904	-
Payments	-	-
Change in fair value	(3,961)	-
Balance at end of year	$1,943	$-

The overall fair value of the contingent consideration decreased by $3.9 million during the years ended July 31, 2022, due primarily to the decrease in the likelihood that certain contingent milestones would be achieved.

Fair Value of Other Financial Instruments

Fair value of the outstanding foreign exchange forward contracts are marked to market price at the end of each measurement period.

The Company’s other financial instruments at July 31, 2022 and 2021 included trade accounts receivable and trade accounts payable. The carrying amounts of the trade accounts receivable and trade accounts payable approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar to NOK and EUR exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 16). The Company does not apply hedge accounting to these contracts because these are not qualified as hedging accounting pursuant to ASC 815; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at July 31, 2022 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Aug-22	225,000	2,000,025
Sep-22	225,000	2,000,250
Oct-22	225,000	2,000,700
Nov-22	225,000	2,000,925
Total	$900,000	8,001,900

Settlement Date	U.S. Dollar Amount	EUR Amount
Aug-22	225,000	202,812
Sep-22	225,000	202,484
Oct-22	225,000	202,156
Nov-22	225,000	201,848
Total	$900,000	809,300

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

July 31,
(in thousands)		2022	2021
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$141	$54

The effects of derivative instruments on the consolidated statements of income and comprehensive income were as follows:

Amount of Loss Recognized on Derivatives
Year ended July 31,
(in thousands)		2022	2021
Derivatives not designated or not qualifying as hedging instruments	Location of Loss Recognized on Derivatives
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$(368)	$(18)

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

July 31, (in thousands)	2022	2021
Capitalized software and technology development costs	$8,410	$7,845
Other	493	372
	8,903	8,217
Less accumulated depreciation and amortization	(7,243)	(6,237)
Total	$1,660	$1,980

Depreciation and amortization expense pertaining to property and equipment was approximately $1.0 million and $1.3 million for the fiscal years ended July 31, 2022 and 2021, respectively.

Note 6—Business Combination and Asset Acquisition

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

The purchase price for the equity securities of GuruShots consists of approximately $18 million in cash paid at closing and contingent payments (the “Earnout”) of up to a maximum of $8.4 million due on each of the first and second anniversaries from the closing, payable either in cash or Class B common stock of the Company or a combination thereof, at the Company’s discretion, and subject to GuruShots achieving certain financial targets set forth in the SPA. The fair value of the earnout amount has been estimated at $5.9 million based on a Monte Carlo simulation model in an option pricing framework at the acquisition date, whereby a range of possible scenarios were simulated. This Earnout as part of the preliminary purchase price allocation. The liability for contingent consideration is included in current and long-term liabilities on the consolidated balance sheets and will be remeasured at each reporting period until the contingency is resolved. See Note 3, Fair Value Measurements, for additional discussion of contingent consideration as of July 31, 2022.

In connection therewith, the Company has agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the Earnout, subject to GuruShots maintaining agreed upon levels of Return On Ad Spend (“ROAS”).

In addition, the Company has committed to a retention pool of $4 million in cash and 626,242 shares of the Company Class B common stock with a fair value of $4 million or $6.39 per share (based on the volume weighted average closing prices of the Class B common stock on the NYSE American Exchange for the thirty trading days ended April 12, 2022) for GuruShots’ founders and employees that will be payable or vest, as applicable, over three years from closing based on the beneficiaries thereof remaining employed by the Company or a subsidiary.

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

The allocation of the preliminary purchase price is as follows (in thousands):

(Dollar Amounts in Thousands)
Purchase price consideration:
Cash consideration paid at close	$15,242
Cash contributed to escrow accounts at close	2,700
Cash deducted from purchase price and contributed to GuruShots’ working capital	58
Fair value of contingent consideration to be achieved at year 1	3,396
Fair value of contingent consideration to be achieved at year 2	2,508
Fair value of total consideration transferred	23,904
Total purchase price, net of cash acquired	$23,384

Fair value allocation of purchase price:
Cash and cash equivalents	$520
Trade accounts receivable	282
Prepaid expenses	145
Property and equipment, net	17
Other assets (including ROU)	151
Accounts payable and accrued expenses	(1,351)
Operating lease liabilities, current	(53)
Operating lease liabilities, noncurrent	(34)
Acquired intangible assets	15,320
Goodwill	8,907
Total purchase price	$23,904

The cash consideration paid includes $2.7 million deposited with the escrow agent that is available to satisfy for post-closing indemnification claims made within 18 months of the acquisition date.

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

The Company committed to issuing 626,242 shares of the Company’s Class B common on the closing date to the founders and employees as a retention bonus pool, managed by a trustee based in Israel. These shares will vest, in equal tranches, over three years assuming that the recipients remain employed by the Company or a subsidiary through the vesting dates. The $4 million fair value of these unvested restricted stock is not included as purchase consideration above, as it has a post-combination service requirement and will be accounted for separately from the business combination as stock compensation expense. Additionally, the founders and employees are also entitled to receive $4 million retention cash bonus over three years, which was not included in the purchase price above. As of July 31, 2022, the Company has accrued $437 thousand in retention bonus which is included in the accrued expense and other current liabilities.

Identified intangible assets consist of trade names, technology and customer relationships. The fair value of intangible assets and the determination of their respective useful lives were made in accordance with ASC 805 and are outlined in the table below:

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

The Company recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. The Company believes that the investment value of the future enhancement of the Company’s products and offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $8.9 million of goodwill, which has been reduced by $180,000 subsequently related to accounts payable balance as of the closing date. The goodwill is deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration transferred but are required to be expensed as incurred. During fiscal 2022, we incurred and accrued $860,000 of acquisition-related costs, which are included in Selling, General and Administrative expenses on the Company’s consolidated statements of income and comprehensive income.

Unaudited Pro Forma Consolidated Financial Information

The Company completed the acquisition for GuruShots on April 12, 2022, and accordingly, GuruShots’ operations for the period from April 13, 2022 to July 31, 2022 are included in the Company’s Consolidated statements of income and comprehensive income. GuruShots contributed revenues of approximately $1.7 million and estimated net loss of $1.7 million for the period from the completion of acquisition through July 31, 2022.

The unaudited pro forma financial information for the fiscal years ended July 31, 2022 and 2021 presented below has been calculated after adjusting the results of Zedge and GuruShots to reflect the business combination accounting effects resulting from this acquisition, including acquisition costs and the amortization expense from acquired intangible assets as though the acquisition occurred on August 1, 2020. The historical consolidated financial statements have been adjusted in the pro forma financial statements to give effect to pro forma events that are directly attributable to the business combination. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2020.

	Year ended July 31,
	2022	2021
Revenue	$31,506	$28,154
Net income	$7,111	$3,648

The unaudited pro forma financial information includes the following adjustments, net of any tax impacts:

(i)	incremental amortization expense recognized based on fair value of intangible assets recorded upon acquisition of GuruShots;

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

Emojipedia Acquisition

Pursuant to an Asset Purchase Agreement, on August 1, 2021 (“Closing”), the Company consummated the acquisition of substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The total purchase price of the assets has been determined to be $6.7 million of which $4.8 million was paid on August 2, 2021 and $917,000 was paid on February 1, 2022, with the remaining $962,000 to be paid out on the twelve-month anniversary of the Closing. The $4.8 million was funded into an escrow account on July 30, 2021 and classified as other assets on our balance sheet as of July 31, 2021.

The assets purchased include emojipeida.org, a set of smaller websites, a bank of emoji related URLs related to the seller’s business, including World Emoji Day, the annual World Emoji Awards, and Emojitracker. The asset purchase does not qualify as a business combination under FASB ASC 805, Business Combinations, and has therefore been accounted for as an asset acquisition. The total purchase price for this acquisition was allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years.

Note 7—Intangible Assets, Net and Goodwill

The following table presents the detail of intangible assets, net as of July 31, 2022 and 2021 (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Balance at July 31, 2021	$-	$-	$-
Emojipedia.org and other internet domains acquired	6,711	447	6,264
Acquired developed technology	3,950	238	3,713
Customer relationships	7,800	233	7,567
Trade names	3,570	89	3,481
Balance at July 31, 2022	$22,031	$1,007	$21,025

Amortization expense of intangible assets for the fiscal years ended July 31, 2022 and 2021 were approximately $1.0 million and $0, respectively.

Estimated future amortization expense as of July 31, 2022 is as follows (in thousands):

Fiscal 2023	2,315
Fiscal 2024	2,315
Fiscal 2025	2,315
Fiscal 2026	2,315
Fiscal 2027	2,315
Thereafter	9,450
Total	$21,025

Goodwill

The Company’s goodwill related to acquisitions is carried on the balance sheet of Zedge Europe AS and GuruShots Ltd.

The table below reconciles the change in the carrying amount of goodwill for the period from July 31, 2020 to July 31, 2022:

(in thousands)	Carrying Amount

Balance at July 31, 2020	$2,196
Foreign currency translation adjustments	66
Balance at July 31, 2021	2,262
Goodwill acquired during the period	8,907
Measurement period adjustment	(180)
Foreign currency translation adjustments	(201)
Balance at July 31, 2022	$10,788

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

July 31, (in thousands)	2022	2021

Accrued vacation	$585	$424
Accrued income taxes payable	169	264
Accrued payroll taxes	214	291
Accrued payroll and bonuses	1,084	374
Accrued expenses	262	-
Operating lease liability-current portion	142	86
Derivative liability for foreign exchange contracts	141	54
Due to artists	301	246
Other	-	32
Total accrued expenses and other current liabilities	$2,898	$1,771

Note 9—Equity

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

Note 10—Commitments and Contingencies

Commitments

In connection with the acquisition of GuruShots, the Company has (i) committed to a retention pool of $4 million in cash to be paid to the founders and employees of GuruShots that will be payable over three years from closing of the acquisition based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the earnout to be contingently paid to the prior owners of GuruShots subject to GuruShots maintaining agreed upon levels of return on ad spend (ROAS).

Legal Proceedings

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 11— Operating Leases

The Company has operating leases primarily for office space located in Trondheim, Norway. Operating lease right-of-use assets recorded and included in other assets were approximately $139,000 and $243,000 at July 31, 2022 and 2021, respectively.

In connection with the GuruShots acquisition, the Company also acquired approximately $86,000 of right-of-use assets related to its office space in Tel Aviv and assumed approximately $86,000 lease liabilities as of April 12, 2022. As of July 31, 2022, right-of-use assets and lease liability were approximately $65,000 and $65,000, respectively.

The following table presents the lease-related assets and liabilities for leases recorded on the consolidated balance sheets (in thousands) as of July 31, 2022 and 2021:

	As of July 31,
	2022	2021
Operating leases:
Other assets	$204	$243
Other current liabilities	$142	$86
Other liabilities	53	145
Total operating lease liabilities	$195	$231

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of July 31, 2022 and 2021:

	As of July 31,
	2022	2021
Weighted average remaining lease term:
Operating leases	2.67 years	1.50 years
Weighted average discount rate:
Operating leases	1.00%	5.36%

Future minimum lease payments under non-cancellable leases at July 31, 2022 are as follows (in thousands):

Years ending July 31,	Operating Leases
2023	$149
2024	68
Total future minimum lease payments	217
Less imputed interest	7
Total	$210

As of July 31, 2022, the Company did not have any leases that have not yet commenced that create significant rights and obligations.

Note 12—Income Taxes

The components of income before income taxes are as follows:

Fiscal year ended July 31, (in thousands)	2022	2021
Domestic	$12,009	$7,629
Foreign	(403)	417
Income before income taxes	$11,606	$8,046

Provision for (benefit from) income taxes consisted of the following:

Fiscal year ended July 31, (in thousands)	2022	2021
Current:
Foreign	$60	$30
Federal	2,163	239
State	53	6
Total current expense	2,276	275
Deferred:
Foreign	44	(44)
Federal	(507)	(253)
State	79	(180)
Total deferred expense	(384)	(477)
Provision for (benefit from) income taxes	$1,892	$(202)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows:

Fiscal year ended July 31, (in thousands)	2022	2021
U.S federal income tax at statutory rate	$2,437	$1,690
State tax (net of federal benefit)	120	5
Change in valuation allowance	-	(1,601)
Foreign tax rate differential	(12)	(10)
Change in fair value of contingent consideration	(832)	-
Other	179	(286)
Provision for (benefit from) income taxes	$1,892	$(202)

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) contains a provision which subjects a U.S parent of a foreign subsidiary to current U.S. tax on its global intangible low-taxed income (“GILTI”). The GILTI income is eligible for a deduction, which lowers the effective tax. The Company will report the tax impact of GILTI as a period cost when incurred. Accordingly, the Company is not providing deferred taxes for basis differences expected to reverse as GILTI.

U.S Companies are eligible for a deduction that lowers the effective tax rate on certain foreign income. This regime is referred to as the Foreign-Derived Intangible Income deduction (“FDII”).

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

July 31, (in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards (Foreign)	$1,840	$44
Net operating loss carryforwards (State)	66	168
Reserves and accruals	240	163
Stock-based compensation	313	157
Depreciation and amortization	57	-
Others	240	-
Net deferred tax assets	2,756	532
Less valuation allowance	(1,895)	(55)
Total deferred tax assets	$861	$477

At July 31, 2022 and 2021, the Company had no available U.S. federal NOL carryforwards from domestic operations to offset future taxable income. At July 31, 2022 and 2021, the Company had available U.S. state NOL carryforwards from domestic operations of approximately $0.9 million and $1.7 million, respectively, to offset future taxable income. The state NOL carryforwards will begin to expire in 2039 At July 31, 2022 and 2021, the Company had available Norwegian NOL carryforwards of approximately $0 and $201,000, respectively, to offset future taxable income. In addition, the Company has approximately $8 million of Foreign NOLs (Israel) which is available to offset Israel’s future taxable income without time limit.

Due to its financial performance during fiscal 2022 the Company believes that it is more-likely-than-not that substantially all of the deferred tax assets except certain foreign net operating loss carryforward and capital loss carryforward will be realized. Therefore, the Company has released the valuation allowance on deferred tax assets other than those stated above in fiscal 2021. The change in the valuation allowance is as follows:

Fiscal year ended July 31, (in thousand)	Balance at beginning of year	Additions related to GuruShots acquisition	Deductions	Balance at end of year
2022
Reserves deducted from deferred income taxes, net:
Valuation allowance	$55	$1,840	$-	$1,895
2021
Reserves deducted from deferred income taxes, net:
Valuation allowance	$1,974	$-	$(1,919)	$55

At July 31, 2022 and 2021, the Company did not have any unrecognized tax benefits and does not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date. In the fiscal years ended July 31, 2022 and 2021, the Company recorded no interest and penalties on income taxes. At July 31, 2022 and 2021, there was no accrued interest included in income taxes payable.

The Company currently remains subject to examinations of its U.S. tax returns as follows: U.S. federal tax returns for fiscal 2019 to fiscal 2021, state and local tax returns generally for fiscal 2019 to fiscal 2021 and foreign tax returns generally for fiscal 2020 to fiscal 2021.

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

Note 13—Stock-Based Compensation

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

At July 31, 2022, there were 489,000 shares of Class B common stock available for awards under the 2016 Incentive Plan before accounting for the approximately 204,000 contingently issuable shares related to the deferred stock units (“DSUs”) with both service and market conditions.

The Company recognizes stock-based compensation for stock-based awards, including stock options, restricted stock and DSUs based on the estimated fair value of the awards and recognizes over the relevant service period. The Company estimates the fair value of stock options on the measurement date using the Black-Scholes option valuation model (“BSM”). The Company estimates the fair value of restricted stock and DSUs with service conditions only using the current market price of the stock. The Company estimates the fair value of DSUs with both service and market conditions using the Monte Carlo Simulation valuation model.

The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The Company recognizes stock-based compensation using the straight-line method over the vesting period or the graded vesting method if awards with market or performance conditions include graded vesting features or if an award includes both a service condition and a market or performance condition.

In fiscal 2022 and fiscal 2021, the Company recognized stock-based compensation for its employees and non-employees as follows:

	Fiscal year ended July 31,
(in thousands)	2022	2021
Selling, general and administrative	$1,936	$652

In the fiscal years ended July 31, 2022 and 2021 there were $85,000 and $105,000, respectively, income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

Stock Options

The Company’s option awards generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant and are pursuant to individual written agreements. Grants generally vest over a three-year or four -year period.

In fiscal years 2022 and 2021, the Compensation Committee approved equity grants of options to purchase 60,000 and 189,000 shares respectively of the Company’s Class B common stock to various executives, consultants and employees, vesting mostly over a three-year or four-year period. Unrecognized compensation expense related to these grants were $587,000 and $774,000 in fiscal 2022 and 2021 respectively based on the estimated fair value of the options on the grant dates.

In fiscal 2022, the Company received proceeds of $8,631 from the exercise of stock options for which the Company issued 5,166 shares of its Class B common stock. In fiscal 2021, the Company received proceeds of $873,261 from the exercise of stock options for which the Company issued 559,840 shares of its Class B common stock.

The Company cancelled or forfeited options grants of 41,000 shares and 13,000 shares in fiscal 2022 and fiscal 2021 respectively primarily due to employee resignations or layoffs.

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

The Company used the following weighted average assumptions in its BSM pricing model:

Fiscal year ended July 31,	2022	2021
Expected term	6.0 years	6.0 years
Volatility	92.0%	92.3%
Risk free interest rate	1.8%	0.7%
Dividends	—	—

The following represents option activity for the fiscal years ended July 31, 2022 and 2021, including options granted prior to our separation from our former parent in a spin-off on June 1, 2016 and options granted under the 2016 Incentive Plan adopted on June 2, 2016:

	Stock Options		Weighted- Average Remaining	Aggregate
	Number of	Weighted-	Contractual	Intrinsic
	Options (in thousands)	Average Exercise Price	Term (in years)	Value (in thousands)
Outstanding at July 31, 2020	1,227	$1.76	5.95	$402
Granted	189	5.40
Exercised	(560)	1.56
Cancelled / forfeited	(13)	1.48
Outstanding at July 31, 2021	843	$2.72	6.76	$10,657
Granted	60	8.80
Exercised	(5)	1.67
Cancelled / forfeited	(41)	11.02
Outstanding at July 31, 2022	857	$2.76	5.88	$763
Exercisable at July 31, 2022	648	$2.09	5.07	$646

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the periods indicated:

July 31, (in thousands except per share amounts)	2022	2021
Weighted average grant date fair value of options granted	$6.64	$4.09
Intrinsic value of options exercised	$29	$3,978
Fair value of awards vested	$216	$135

At July 31, 2022, there was approximately $587,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

At July 31, 2021, there was $774,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock

In connection with the GuruShots acquisition, the Company committed to issue 626,242 shares of the Company’s Class B common stock with a grant date fair value of $4 million on the closing date to the founders and employees as a retention bonus pool which is managed by a trustee based in Israel. These shares will vest, in equal tranches, over three years assuming that the recipients remain employed by the Company or a subsidiary through the vesting dates. In fiscal 2022, the Company has amortized $444 thousands in stock-based compensation expenses related to these shares.

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

At July 31, 2022, there were 688,000 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2022, there was $3.7 million of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 2.6 years.

At July 31, 2021, there were 127,300 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2021, there was $288,000 of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 2.4 years.

In fiscal 2022 and fiscal 2021, there were 65,000 shares and 92,000 shares vested. In connection with this vesting, the Company purchased 11,665 shares and 12,005 shares respectively of Class B Stock from certain employees for $161,000 and $18,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock.

The following represents restricted shares activity for the fiscal years ended July 31, 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock award as of July 31, 2020	105,128	$2.30
Granted	113,831	3.34
Vested	(91,659)	2.24
Forfeited	-	-
Non-vested stock award as of July 31, 2021	127,300	$3.27
Granted (GuruShots retention bonus shares)	626,242	6.39
Vested	(65,101)	2.80
Forfeited	-	-
Non-vested stock award as of July 31, 2022	688,441	$6.15

Deferred Stock Units

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

In fiscal 2022, the Company purchased 4,450 shares of Class B Common Stock from various employees for $72,000 to satisfy tax withholding obligations in connection with the vesting of DSUs. In fiscal 2021, the Company purchased 5,625 shares of Class B Stock from various employees for $8,000 to satisfy tax withholding obligations in connection with the vesting of DSUs.

The following represents restricted shares activity for the fiscal years ended July 31, 2022 and 2021:

		Weighted
		Average Grant
	Number of Shares	Date Fair Value
Non-vested DSU award as of July 31, 2020	60,544	$1.56
Granted	-	-
Vested	(17,044)	1.60
Forfeited	(6,000)	1.54
Non-vested DSU award as of July 31, 2021	37,500	$1.54
Granted (1)	291,320	9.60
Vested	(12,500)	1.54
Forfeited	(33,720)	8.64
Non-vested DSU award as of July 31, 2022	282,600	$9.00

(1)	Includes 203,924 DSUs (or 70% of total awards) of which vesting are subject to both service and market condition.

The DSUs with both service and market conditions were valued using a Monte Carlo Simulation valuation model, with a valuation of $7.19 per DSU. Total grant date fair value for these DSUs was approximately $1.5 million. The unrecognized compensation expense is being recognized on a graded vesting method over the vesting period. The DSUs with a service condition had a grant date fair value of $1.3 million. The unrecognized compensation expense is being recognized on a straight-line basis over the vesting period.

At July 31, 2022, there were 282,600 non-vested DSUs and the unrecognized compensation expense related to unvested DSUs was an aggregate of $1.5 million which is expected to be recognized over a weighted-average period of 1.9 years.

Note 14—Related Party Transactions

On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent publicly-held company. IDT and the Company are controlled by members of the same family. Following the Spin-Off, IDT charges the Company for services it provides, and the Company charges IDT for services it provides, pursuant to a Transition Services Agreement (“TSA”).

In fiscal 2022 and 2021 the Company was charged by IDT a total of $118,000 and $113,000, respectively, for legal services. In addition, the Company charged IDT approximately $167,000 and $144,000, respectively, for consulting services provided to IDT by a Zedge employee.  As of July 31, 2022, the Company owed IDT $1,000 and as of July 31, 2021, IDT owed the Company $6,000.

The activities between the Company and IDT were as follows:

Fiscal years ended July 31, (in thousands)	2022	2021
Balance at beginning of year	$(6)	$(39)
Legal services provided by IDT	118	113
Consulting services provided to IDT	(167)	(144)
Cash payments received from IDT	56	64
Cash payments made to IDT	-	-
Due to (from) IDT*	$1	$(6)

*	Due to (from) IDT is included in accrued expenses and other current liabilities or prepaid expenses

The Company is party to a consulting agreement with Activist Artist Management, LLC (“Activist”), which assists the company in strategic business development. A member of the Company’s Board of Directors owns a significant minority stake in Activist. Under the terms of the agreement, which was amended as of August 1, 2020, the Company pays Activist $3,750 per month, plus possible commissions. On June 7, 2022 the Company’s Board approved a $65,000 advisory fee to Activist in connection with the GuruShots acquisition. In addition, the Board approved the increase in monthly retainer from $3,750 to $5,000 per month retroactive from April 1, 2022. In aggregate the Company paid approximately $114,000 and $41,000 respectively, to Activist in the fiscal years ended July 31, 2022 and 2021, respectively.

In the fiscal years ended July 31, 2022 and 2021, the Company paid $30,000 and $0, respectively, to Braze Inc. (formerly “Appboy, Inc.”) for use of its customer relationship management and lifecycle marketing platform. The former Chief Executive Officer and Co-Founder of Braze, Inc. is a member of the Company’s Board of Directors.

Note 15—Segment and Geographic Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer as of July 31, 2022. Based on the criteria established by ASC 280, Segment Reporting, the Company has one operating and reportable segment.

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Norway, were as follows:

	United States	Foreign	Total
	(in thousands)
Long-lived assets, net:
July 31, 2022	$7,818	$15,217	$23,035
July 31, 2021	$1,900	$399	$2,299

Total assets:
July 31, 2022	$26,229	$28,397	$54,626
July 31, 2021	$32,745	$4,732	$37,477

Note 16—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two-year term which was extended twice for another two two-year term expired September 26, 2022 (“Existing Agreement”), which was extended through October 28, 2022 (see Note 20). At the Company’s request in September 2020, advances under this facility have been reduced to the lesser of $2.0 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility is secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bears interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of September 26, 2022. The Company is required to pay an annual facility fee of $10,000 to Western Alliance Bank. The Company is also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants include a prohibition on the Company paying any dividend on its capital stock. The Company may terminate this agreement at any time without penalty or premium provided that it pays down any outstanding principal, accrued interest and bank expenses. At July 31, 2022 and 2021, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At July 31, 2022, there were $1.8 million of outstanding foreign exchange contracts under the credit facility, which reduced the available borrowing under the revolving credit facility by $180,000 (see Note 4 above).

Note 17—Defined Contribution Plan

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

The Company’s cost for matching contributions to the Plan were $43,000 and $39,000 for the fiscal years ended July 31, 2022 and 2021, respectively. In lieu of making cash contributions, the Company opted to contribute 4,812 shares and 6,572 shares of the Company’s Class B common stock to the Plan for fiscal 2022 and fiscal 2021, respectively.

Note 18—Insurance Loan and PPP Loan Payable

Effective August 1, 2020, the Company obtained a loan of $181,462 to pay for its insurance coverages, repayable in nine equal installments of $20,491 starting from September 1, 2020 which represented a 3.89% annual percentage interest rate. There were no outstanding balance as of July 31, 2022 and July 31, 2021.

The Company obtained a loan under the Payroll Protection Program (PPP) of the CARES Act in the amount of $218,000 loan from Western Alliance Bank, a loan servicer and the Company’s lender (see Note 16), on April 22, 2020. The Company used these proceeds in full for payroll purposes for its U.S. based employees during the covered period provided under the PPP. Any portion of the loan that is not forgiven would have been due two years after inception of the loan.

On November 25, 2020, the Company submitted the PPP Loan Forgiveness Application Form 3508EZ and on May 21, 2021, the Company was notified that such application for the loan forgiveness has been approved and the loan, including accrued interest, has been deemed satisfied in full by the Small Business Administration to Western Alliance Bank. The Company therefore recorded a gain of forgiveness of debt of $218,000 which is included in interest and other income, net on the consolidated statements of income and comprehensive income.

Note 19—Sales of Class B Common Stock

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

Note 20—Subsequent Events

Term Loan and Revolving Credit Facility with Western Alliance Bank

On October 28, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with Western Alliance Bank. Pursuant to the Amended Loan Agreement, Western Alliance Bank agreed to provide the Company with a new term loan facility in the maximum principal amount of $7,000,000 for a four-year term and a $4,000,000 revolving credit facility for a two-year term. Amounts outstanding under the term loan and credit facility of the Amended Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 0.5%, with a Prime “floor” rate of 4.00%.

Pursuant to the Amended Loan Agreement, the Company discontinued the existing $2,000,000 revolving credit facility under the existing Loan and Security Agreement, dated as of September 26, 2016 (See Note 16), as amended, restated, supplemented and otherwise modified from time to time prior to the date of the Amended Loan Agreement. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

Pursuant to the Amended Loan Agreement, $2,000,000 was advanced in a single-cash advance on or about the closing date, with the remaining $5,000,000 available for drawdown during twenty-four (24) months after closing. Each drawdown must be in an amount of not less than One Million Dollars ($1,000,000).

Interest accrued under the Amended Loan Agreement is due monthly, and the Company shall make monthly interest-only payments related to the term loan through the eighteen (18) month anniversary of the closing date. From the nineteen (19) month anniversary of the Closing Date through the maturity date, the Company shall repay each outstanding term loan by paying the Applicable Term Advance Amortization Payment equal to 1/12th of 10% of the outstanding term loan balance plus monthly payments of accrued interest, in each case payable on the tenth (10th) day of each month. Zedge’s final payment for each Term Advance, due on the Term Loan Maturity Date, shall include all outstanding principal of and accrued and unpaid interest on such Term Advance. Once repaid, a Term Advance may not be reborrowed.

The Amended Loan Agreement may also require early repayments if certain conditions are met. The Amended Loan Agreement is secured by substantially all of the assets of the Company, its subsidiaries, and certain of its affiliates.

The Amended Loan Agreement includes the following financial covenants:

a)	Debt Service Coverage Ratio. Zedge shall maintain, at all times, a Debt Service Coverage Ratio of no less than 1.25 to 1.00. This covenant shall be tested quarterly as of the end of each fiscal quarter.

b)	Maximum Debt to EBITDA. Zedge shall maintain, at all times, a ratio of (a) indebtedness owed by Zedge to Western Alliance Bank, to (b) Zedge’s EBITDA for the trailing twelve (12) month period ended on such date of determination, shall not be greater than the amount set forth under the heading “Maximum Debt to EBITDA Ratio” as of, and for each of the dates appearing adjacent to such Maximum Debt to EBITDA Ratio”.

Maximum Debt to Quarter Ending	EBITDA Ratio
October 31, 2022	1.75 to 1.00
January 31, 2023	1.75 to 1.00
April 30, 2023	1.75 to 1.00
July 31, 2023	1.75 to 1.00
October 31, 2023	1.25 to 1.00
January 31, 2024	1.25 to 1.00
April 30, 2024	1.25 to 1.00
July 31, 2024	1.25 to 1.00
Thereafter	To be agreed upon

The Amended Loan Agreement also includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default.

Foreign Exchange Forward Contracts

On September 21, 2022 the Company entered into the following foreign exchange forward contracts with Western Alliance Bank:

Settlement Date	U.S. Dollar Amount	NOK Amount
Dec-22	225,000	2,297,948
Jan-23	225,000	2,296,103
Feb-23	225,000	2,294,685
Mar-23	225,000	2,293,065
Apr-23	225,000	2,291,355
May-23	225,000	2,317,545
Total	$1,350,000	13,790,701

Settlement Date	U.S. Dollar Amount	EUR Amount
Dec-22	225,000	222,332
Jan-23	225,000	221,653
Feb-23	225,000	221,195
Mar-23	225,000	220,826
Apr-23	225,000	220,459
May-23	225,000	220,070
Total	$1,350,000	1,326,535

Issuer Repurchases of Equity Securities

Our Board of Directors authorized a buyback program, effective December 1, 2021, of up to 1.5 million shares of our Class B common stock. The Company did not purchase any shares under this buyback program in fiscal 2022. Through November 10, 2022, the Company had purchased 160,002 shares of Class B common stock at an average price of $2.26 per share under this program.