Form 10-Q
period 2022-10-31
Zedge, Inc.
filed 2022-12-15
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of December 12, 2022, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	14,250,011 shares outstanding

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	October 31,	July 31,
	2022	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,419	$17,085
Trade accounts receivable	2,481	2,411
Prepaid expenses and other receivables	601	396
Total current assets	21,501	19,892
Property and equipment, net	1,789	1,660
Intangible assets, net	20,446	21,025
Goodwill	10,646	10,788
Deferred tax assets, net	861	861
Other assets	353	400
Total assets	$55,596	$54,626
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,377	$1,180
Deferred acquisition payment payable	-	962
Contingent consideration-current portion	17	215
Accrued expenses and other current liabilities	3,300	2,898
Deferred revenues	3,084	3,402
Total current liabilities	7,778	8,657
Term Loan, net of deferred financing costs	1,982	-
Contingent consideration-long term portion	1,776	1,728
Other liabilities	20	53
Total liabilities	11,556	10,438
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at October 31, 2022 and July 31, 2022	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 13,981 shares issued and 13,777 shares outstanding at October 31, 2022, and 13,951 shares issued and 13,877 outstanding at July 31, 2022	140	139
Additional paid-in capital	44,198	43,609
Accumulated other comprehensive loss	(1,650)	(1,391)
Retained earnings	1,991	2,160
Treasury stock, 204 shares at October 31, 2022 and 74 shares at July 31, 2022, at cost	(644)	(334)
Total stockholders’ equity	44,040	44,188
Total liabilities and stockholders’ equity	$55,596	$54,626

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	October 31
	2022	2021
Revenues, net	$6,900	$6,028
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	632	310
Selling, general and administrative	5,826	2,732
Depreciation and amortization	793	398
Change in fair value of contingent consideration	(150)	-
(Loss) income from operations	(201)	2,588
Interest and other income, net	35	13
Net loss resulting from foreign exchange transactions	(76)	(10)
(Loss) income before income taxes	(242)	2,591
(Benefit from) provision for income taxes	(73)	536
Net (Loss) Income	$(169)	$2,055
Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	(259)	142
Total other comprehensive (loss) income	(259)	142
Total comprehensive (loss) income	$(428)	$2,197
(Loss) income per share attributable to Zedge, Inc. common stockholders:
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14
Weighted-average number of shares used in calculation of (loss) income per share:
Basic	14,330	14,281
Diluted	14,330	15,031

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Equity
Balance – July 31, 2022	525	$5	13,951	$139	$43,609	$(1,391)	$2,160	74	$(334)	$44,188
Stock-based compensation	-	-	30	1	589	-	-		-	590
Purchase of treasury stock	-	-	-	-	-	-	-	130	(310)	(310)
Foreign currency translation adjustment	-	-	-	-	-	(259)	-		-	(259)
Net loss	-	-	-	-	-	-	(169)		-	(169)
Balance – October 31, 2022	525	$5	13,981	$140	$44,198	$(1,650)	$1,991	204	$(644)	$44,040

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2021	525	$5	13,923	$139	$41,664	$(997)	$(7,554)	58	$(102)	$33,155
Stock-based compensation	-	-	12	-	319	-	-		-	319
Purchase of treasury stock	-	-	-	-	-	-	-	16	(232)	(232)
Foreign currency translation adjustment	-	-	-	-	-	142	-		-	142
Net income	-	-	-	-	-	-	2,055		-	2,055
Balance -October 31, 2021	525	$5	13,935	$139	$41,983	$(855)	$(5,499)	74	$(334)	$35,439

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

Three months ended October, 31	2022	2021

Operating activities
Net (loss) income	$(169)	$2,055
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	14	12
Amortization of intangible assets	579	115
Amortization of capitalized software and technology development costs	200	271
Change in fair value of contingent consideration	(150)	-
Stock-based compensation	589	319
Change in assets and liabilities:
Trade accounts receivable	(70)	(295)
Prepaid expenses and other current assets	(205)	(279)
Other assets	14	(8)
Trade accounts payable and accrued expenses	598	522
Deferred revenue	(318)	(18)
Net cash provided by operating activities	1,082	2,694
Investing activities
Final payments for asset acquisitions	(962)	-
Capitalized software and technology development costs and purchase of equipment	(349)	(188)
Net cash used in investing activities	(1,311)	(188)
Financing activities
Proceed from term loan payable	2,000	-
Payment of deferred financing costs	(18)	-
Purchase of treasury stock in connection with share buyback program and restricted stock vesting	(310)	(232)
Net cash provided by (used in) financing activities	1,672	(232)
Effect of exchange rate changes on cash and cash equivalents	(109)	67
Net increase in cash and cash equivalents	1,334	2,341
Cash and cash equivalents at beginning of period	17,085	24,908
Cash and cash equivalents at end of period	$18,419	$27,249

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Emojipedia through release of escrow funds of $4,776, plus additional amounts due to seller of $1,923 and legal fee of $12	$-	$6,711
Accounts receivable from certain Emojipedia websites collected by Seller	$-	$24

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its subsidiaries, GuruShots Ltd. (“GuruShots”), Zedge Europe AS and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023 or any other period. The balance sheet at July 31, 2022 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2022 refers to the fiscal year ending July 31, 2022).

Reportable Segments

Effective August 1, 2022, the Company revised the presentation of segment information to reflect the addition, following the acquisition of GuruShots, of the GuruShots App to the Company’s portfolio of mobile apps resulting from the GuruShots acquisition (see Note 5). As such, the Company now reports operating results through two reportable segments: Zedge App and GuruShots App, as further discussed in Note 12.

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

With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended October 31, 2022, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022, that are of significance or potential significance to the Company.

Significant Accounting Policies

Other than intangible assets described below, there have been no material changes to the Company’s significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

Related Party Transactions

The Company has no material related party transactions that have impacted the consolidated balance sheets for the years ended October 31, 2022 or July 31, 2022, or the consolidated statements of operations and comprehensive (loss) income for the three months ended October 31, 2022 or 2021.

Note 2—Revenue

Disaggregation of Revenue

The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended October 31,
	2022	2021	%Changes
Zedge App
Advertising revenue	$3,957	$4,569	-13%
Paid subscription revenue	391	960	-7%
Zedge Premium revenue	187	186	1%
Emojipedia revenue	260	310	-16%
Applovin integration bonus	250	-	nm
Other revenues	26	3	767%
Total Zedge App revenue	5,571	6,028	-8%
GuruShots App
Virtual items used for online game	1,329	-	nm
Total revenue	$6,900	$6,028	14%

nm-not meaningful

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

Deferred revenues

On April 1, 2022, the Company received from AppLovin Corporation a one-time integration bonus of $2 million for migrating to their mediation platform. This amount is being amortized over initial estimated service period of 24 months. As of October 31, 2022, the Company’s deferred revenue balance related to this bonus was approximately $1.4 million. As of July 31, 2022, the Company’s deferred revenue balance related to this bonus was approximately $1.7 million.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of October 31, 2022, the Company’s deferred revenue balance related to paid subscriptions was approximately $1.4 million related to approximately 674,000 active subscribers. As of July 31, 2022, the Company’s deferred revenue balance related to paid subscribers was approximately $1.5 million, related to approximately 692,000 active subscribers. The amount of revenue related to subscribers recognized in the three months ended October 31, 2022 that was included in the deferred balance at July 31, 2022 was $0.7 million.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of October 31, 2022, and July 31, 2022, the Company’s deferred revenue balance related to Zedge Premium was approximately $252,000 and $259,000, respectively.

Total deferred revenues decreased by $0.3 million from $3.4 million at July 32, 2022 to $3.1 million at October 31, 2022, primarily attributed to the amortization of the integration bonus mentioned above.

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

Practical Expedients

The Company expenses the fees retained by Google Play related to subscription revenue when incurred as marketing expense because the duration of the contracts for which the Company pays commissions are less than one year. These costs are included in the selling, general and administrative expenses of the condensed consolidated statements of operations and comprehensive (loss) income.

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
October 31, 2022
Liabilities:
Contingent consideration-short term	$-	$-	$17	$17
Contingent consideration-long term	$-	$-	$1,776	$1,776
Foreign exchange forward contracts	$-	$101	$-	$101

July 31, 2022
Liabilities:
Contingent consideration-short term	$-	$-	$215	$215
Contingent consideration-long term	$-	$-	$1,728	$1,728
Foreign exchange forward contracts	$-	$141	$-	$141

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Contingent Consideration

Contingent consideration related to the business combinations discussed below in Note 5 are classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgement and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The following table provides a rollforward of the contingent consideration related to the GuruShots acquisition (in thousands):

Balance at July 31, 2022	$1,943
Change in fair value	(150)
Balance at October 31, 2022	$1,793

The overall fair value of the contingent consideration decreased by $150 thousand during the three months ended October 31, 2022, due primarily to the decrease in the likelihood that certain contingent milestones would be achieved.

Fair Value of Other Financial Instruments

Fair value of the outstanding foreign exchange forward contracts are marked to market price at the end of each measurement period.

The Company’s other financial instruments at October 31, 2022 and July 31, 2022 included trade accounts receivable and trade accounts payable. The carrying amounts of the trade accounts receivable and trade accounts payable approximated fair value due to their short-term nature.

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

The outstanding contracts at October 31, 2022, were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Nov-22	225,000	2,000,925
Dec-22	225,000	2,297,948
Jan-23	225,000	2,296,103
Feb-23	225,000	2,294,685
Mar-23	225,000	2,293,065
Apr-23	225,000	2,291,355
May-23	225,000	2,317,545
Total	$1,575,000	15,791,626

Settlement Date	U.S. Dollar Amount	EUR Amount
Nov-22	225,000	201,848
Dec-22	225,000	222,332
Jan-23	225,000	221,653
Feb-23	225,000	221,195
Mar-23	225,000	220,826
Apr-23	225,000	220,459
May-23	225,000	220,070
Total	$1,575,000	1,528,383

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows:

Assets and Liabilities Derivatives:	Balance Sheet Location	October 31, 2022	July 31, 2022
Derivatives not designated or not qualifying as hedging instruments		(in thousands)
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$101	$141

The effects of derivative instruments on the condensed consolidated statements of operations and comprehensive (loss) income were as follows:

		Three Months Ended October 31,
Amount of (Loss) Gain Recognized on Derivatives		2022	2021
Derivatives not designated or not qualifying as hedging instruments	Location of Loss Recognized on Derivatives	(in thousands)
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$(121)	$10

Note 5—Business Combination and Assets Acquisition

GuruShots Acquisition

On April 12, 2022, the Company consummated the acquisition of 100% of the outstanding equity securities of GuruShots, Ltd., an Israeli company that operates a platform used for its competitive photography game available across iOS, Android and the web. The acquisition was effected pursuant to a Share Purchase Agreement (the “SPA”) between the Company, GuruShots and the holders of the GuruShots equity interests. This acquisition was accounted for as a business combination under the acquisition method of accounting and the results of operations of GuruShots have been included in the Company’s results of operations as of the acquisition date.

The purchase price for the equity securities of GuruShots consists of approximately $18 million in cash paid at closing and contingent payments (the “Earnout”) of up to a maximum of $8.4 million due on each of the first and second anniversaries from the closing, payable either in cash or Class B common stock of the Company or a combination thereof, at the Company’s discretion, and subject to GuruShots achieving certain financial targets set forth in the SPA. The fair value of the earnout amount at the acquisition date was estimated at $5.9 million based on a Monte Carlo simulation model in an option pricing framework, whereby a range of possible scenarios were simulated. This fair value was reduced from $5.9 million to $1.9 million as of July 31, 2022 and further reduced to $1.8 million as of October 31, 2022. See Note 3, Fair Value Measurements, for additional discussion of contingent consideration as of October 31, 2022.

Under the SPA, the Company has agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the Earnout, subject to GuruShots maintaining agreed upon levels of Return On Ad Spend (“ROAS”).

In addition, the Company has committed to a retention pool of $4 million in cash and 626,242 shares of the Company Class B common stock (the number of shares was determined based on a value of $4 million or $6.39 per share which was the volume weighted average closing prices of the Class B common stock on the NYSE American Exchange for the thirty trading days ended April 12, 2022) for GuruShots’ founders and employees that will be payable or vest, as applicable, over three years from closing based on the beneficiaries thereof remaining employed by the Company or a subsidiary.

The parties to the SPA have made customary representations, warranties and covenants therein. The assertions embodied in those representations and warranties were made for purposes of the SPA and are subject to qualifications and limitations agreed by the respective parties in connection with negotiating the terms of the SPA.

The cash purchase price and the earnout have been allocated to GuruShots’ tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as the Company obtains additional information for those estimates during the measurement period (up to one year from the acquisition date). The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.

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

The cash consideration paid includes $2.7 million deposited with the escrow agent that is available to satisfy for post-closing indemnification claims made within 18 months of the acquisition date. There have been no claims made as of October 31, 2022.

The earnout amount to be paid (up to the maximum of $16.8 million) will be determined based upon the satisfaction of certain defined operational milestones and will be remeasured at fair value at each reporting period through earnings. As the fair value is based on unobservable inputs, the liabilities are included in Level 3 of the fair value measurement hierarchy. The unobservable inputs used in the determination of the fair value of the earnout which is assumed to be paid in cash include managements assumptions about the likelihood of payment based on the satisfaction of certain defined operational milestones and discount rates based on cost of debt.

The Company has issued 616,848 (net of forfeiture of 9,394 shares) shares of the Company’s Class B common in respect of the retention pool to the GuruShots founders and employees, which will be held by a trustee based in Israel. These shares will vest, in equal tranches, over three years assuming that the recipients remain employed by the Company or a subsidiary through the vesting dates. The $4 million fair value of these unvested restricted stock is not included as purchase consideration above, as it has a post-combination service requirement and will be accounted for separately from the business combination as stock compensation expense. Additionally, the founders and employees are also entitled to receive an aggregate of up to $4 million retention cash bonus over three years subject to the same continued service requirement, which was not included in the purchase price above. As of October 31, 2022, the Company has accrued $766 thousand in retention bonus which is included in the accrued expense and other current liabilities.

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

The Company’s initial fair value estimates related to the various identified intangible assets were determined under various valuation approaches including the Relief-from-Royalty Method and Multi-period excess earnings. These valuation methods require management to project revenues, operating expenses, working capital investment, capital spending and cash flows for GuruShots over a multiyear period, as well as determine the weighted average cost of capital to be used as a discount rate.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration transferred but are required to be expensed as incurred. During fiscal 2022, we incurred $860,000 of acquisition-related costs, which are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive (loss) income.

Emojipedia Acquisition

Pursuant to an Asset Purchase Agreement, on August 1, 2021 (“Closing”), the Company consummated the acquisition of substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The total purchase price of the assets was $6.7 million of which $4.8 million was paid on August 2, 2021, $917,000 was paid on February 1, 2022, and the remaining $962,000 paid on August 2, 2022. The $4.8 million was funded into an escrow account and classified as other assets on our consolidated balance sheet as of July 31, 2021.

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

Note 6—Intangible Assets and Goodwill

The following table presents the detail of intangible assets, net as of October 31, 2022 and July 31, 2022 (in thousands):

	October 31, 2022			July 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Emojipedia.org and other internet domains acquired	6,711	559	6,152	6,711	447	6,264
Acquired developed technology	3,950	436	3,515	3,950	238	3,713
Customer relationships	7,800	428	7,372	7,800	233	7,567
Trade names	3,570	163	3,407	3,570	89	3,481

Total intangible assets	$22,031	$1,586	$20,446	$22,031	$1,007	$21,025

Estimated future amortization expense as of October 31, 2022 is as follows (in thousands):

Fiscal 2023	1,737
Fiscal 2024	2,315
Fiscal 2025	2,315
Fiscal 2026	2,315
Fiscal 2027	2,315
Thereafter	9,449
Total	$20,446

The Company’s amortization expense for intangible assets were $579 thousand and $115 thousand for the three months ended October 31, 2022 and 2021, respectively.

Goodwill

Changes in the carrying amount of goodwill in the three months ended October 31, 2022 are as follows (in thousands):

Carrying Amount

Balance at July 31, 2022	$10,788
Foreign currency translation adjustments	(142)
Balance at October 31, 2022	$10,646

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 31,	July 31,
	2022	2022

Accrued vacation	$596	$585
Accrued income taxes payable	77	169
Accrued payroll taxes	277	214
Accrued payroll and bonuses	1,504	1,084
Accrued expenses	328	262
Operating lease liability-current portion	133	142
Derivative liability for foreign exchange contracts	101	141
Due to artists	282	301
Other	2	-
Total accrued expenses and other current liabilities	$3,300	$2,898

Note 8—Stock-Based Compensation

On November 10, 2021, the Company’s Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 325,000 shares to an aggregate of 1,846,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 12, 2022.

On March 23, 2022, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 685,000 shares to an aggregate of 2,531,000 shares, including 685,000 shares for the GuruShots retention pool. The Company expects to submit the amendment, as well as other changes to certain terms of the 2016 Incentive Plan for ratification by the Company’s stockholders at the Annual Meeting of Stockholders to be held in January 2023.

At October 31, 2022, there were 501,000 shares of Class B common stock available for awards under the 2016 Incentive Plan before accounting for the 204,000 contingently issuable shares related to the deferred stock units (“DSUs”) with both service and market conditions.

In addition to stock options and restricted stock awards, the Company occasionally issues DSU’s. On September 7, 2021, the Company granted a total of 291,320 DSUs to 64 of its employees and consultants. Each DSU represents the right to receive one share of the Company’s Class B common stock.

30% of the DSU’s (or 87,396) have service vesting conditions only, with a vesting schedule of 25% on September 7, 2022, 33% on September 7, 2023, and as to all remaining DSUs on September 7, 2024. Vesting of the remaining 70% of the DSUs (or 203,924) is subject to continued service as well as a market condition. These DSUs will vest if the grantee remains in service to the Company and only if the aggregate market capitalization of the Company’s equity securities has reached or exceeded $451 million for five consecutive trading days between the grant date and the vest date. Subject to satisfaction of both of those conditions, these DSU’s with both service and market conditions have a vesting schedule of 25% September 7, 2022, up to 58% (the 25% eligible to vest in 2022 and an additional 33%) on September 7, 2023, and up to 100% on September 7, 2024. In the event the market capitalization condition has not been met prior to a vesting date, but is met by a subsequent vesting date, all DSUs with a market condition eligible for vesting prior to that date shall vest. In the event that the market capitalization condition has not been met by September 7, 2024, the DSUs with a market condition shall expire.

The Company recognizes stock-based compensation for stock-based awards, including stock options, restricted stock and DSUs based on the estimated fair value of the awards and recognized over the relevant service period. The Company estimates the fair value of stock options on the measurement date using the Black-Scholes option valuation model. The Company estimates the fair value of the restricted stock and DSU’s with service conditions only using the current market price of the stock. The Company estimates the fair value of the DSU’s with both service and market conditions using the Monte Carlo Simulation valuation model.

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

In our accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income, the Company recognized stock-based compensation for our employees and non-employees as follows:

	Three Months Ended
	October 31,
	2022	2021	% Change
	(in thousands)
Stock-based compensation expense	$589	$319	84.6%

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

As of October 31, 2022, the Company’s unrecognized stock-based compensation expense was $0.5 million for unvested stock options, $1.2 million for DSUs and $3.3million for unvested restricted stock including the $4 million portion of retention bonus to be paid in the Company’s Class B common stock in connection with the GuruShots acquisition.

In the three months ended October 31, 2022 and 2021, the Company purchased 6,310 shares and 16,155 shares respectively of Class B Stock from certain employees for $17,000 and $232,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Three Months Ended
	October 31,
	2022	2021
Basic weighted-average number of shares	14,330	14,281
Effect of dilutive securities:
Stock options	-	653
Non-vested restricted Class B common stock	-	75
Deferred stock units	-	22
Diluted weighted-average number of shares	14,330	15,031

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	October 31,
	2022	2021
Stock options	858	65
Non-vested restricted Class B common stock	679	-
Deferred stock units	239	171
Shares excluded from the calculation of diluted earnings per share	1,776	236

For the three months ended October 31, 2022, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during that period and the impact of the assumed exercise of stock options and vesting of restricted stock and DSUs would have been anti-dilutive.

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

Note 11—Term Loan and Revolving Credit Facilities

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank for a revolving credit facility of up to $2.5 million for an initial two-year term which was extended twice for another two-year term which expired September 26, 2022 and was amended on October 28, 2022 as discussed below. At the Company’s request in September 2020, advances under this facility were reduced to the lesser of $2.0 million or 80% of the Company’s eligible accounts receivable, subject to certain concentration limits. The revolving credit facility was secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bore interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest was payable monthly and all outstanding principal and any accrued and unpaid interest was due on the maturity date of September 26, 2022. The Company was required to pay an annual facility fee of $10,000 to Western Alliance Bank. The Company was also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants included a prohibition on the Company paying any dividend on its capital stock. At October 27, 2022 and July 31, 2022, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

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

Pursuant to the Amended Loan Agreement, the Company discontinued the existing $2,000,000 revolving credit facility under the existing Loan and Security Agreement, dated as of September 26, 2016 (discussed above), as amended, restated, supplemented and otherwise modified from time to time prior to the date of the Amended Loan Agreement. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

Pursuant to the Amended Loan Agreement, $2,000,000 was advanced in a single-cash advance on October 28, 2022, with the remaining $5,000,000 available for drawdown during twenty-four (24) months after closing. Each drawdown must be in an amount of not less than One Million Dollars ($1,000,000).

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $6.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was initially set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At October 31, 2022, there were $3.2 million of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by $315,000.

Note 12—Segment and Geographic Information

Segment

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer as of October 31, 2022. Based on the criteria established by ASC 280, Segment Reporting, the Company had one operating and reportable segment as of July 31, 2022.

Beginning in the first quarter of fiscal 2023, the Company revised the presentation of segment information to align with changes to how the Company’s CODM manages the business, allocates resources and assesses operating performance reports operating results based on two reportable segments which are Zedge App and GuruShots App.

The CODM evaluates the performance of each operating segment using revenue and income (loss) from operations. The following table provides information about the Company’s two reportable segments:

	Three Months Ended
	October 31,		Change
	2022	2021	$	%
Revenue:
Zedge App	$5,571	$6,028	$(457)	-7.6%
GuruShots App	1,329	-	1,329	nm
Total Revenue	$6,900	$6,028	872	14.5%

Segment income (loss) from operation
Zedge App	$1,371	$2,588	$(1,217)	-47.0%
GuruShots App	(1,572)	-	(1,572)	nm
Segment income (loss) from operation	$(201)	$2,588	(2,789)	-107.8%

Nm-not meaningful

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Norway, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
October 31, 2022	$7,634	$14,904	$22,538
July 31, 2022	$7,818	$15,217	$23,035

Total assets:
October 31, 2022	$27,342	$28,254	$55,596
July 31, 2022	$26,229	$28,397	$54,626

Note 13— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $163,000 and $204,000 at October 31, 2022 and July 31, 2022, respectively.

Other than the above, there were no other material changes in the Company’s operating and finance leases in the three months ended October 31, 2022, as compared to the disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

Note 14—Provision for Income Taxes

The Company’s tax provision or benefit from income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary.

The Company’s annual effective tax rate for the fiscal year ending July 31, 2023 differs from the United States federal statutory tax rate due to certain factors with temporary differences primarily related to equity compensation expenses.

As of October 31, 2022, the Company had $2.8 million of deferred tax assets for which it has established a valuation allowance of $1.9 million, related to U.S. federal and state taxes and for a certain international subsidiary.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway, Lithuania and Israel.

Note 15—Subsequent Events

The Company performed a review for subsequent events through the date of these unaudited condensed consolidated financial statements and noted no material items for disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

As used below, unless the context otherwise requires, the terms “the Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation and its subsidiary Zedge Europe AS, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from future results. Factors that may cause such differences include, but are not limited to: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price; (2) Our ability to successfully make acquisitions and/or successfully integrate acquisitions that we have made into Zedge without incurring unanticipated costs or without being subject to other integration issues that may disrupt our existing operations; (3) Delay or failure to realize the expected synergies and benefits of the GuruShots acquisition; (4) The impact of the Covid-19 pandemic on our employees, customers, partners, and the global financial markets; and (5) Russia’s recent invasion of Ukraine, and the international community’s response. For further information regarding risks and uncertainties associated with our business, please refer to Item 1A to Part I “Risk Factors” in the Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Form 10-K.

Current Economic Conditions and COVID-19

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including but not limited to, the COVID-19 pandemic, the Russian invasion of Ukraine, and actions taken to counter inflation. Inflation, rising interest rates and reduced consumer confidence have caused and may continue to cause our clients to be cautious in their spending. The full impact of these macroeconomic events and the extent to which these macro factors may impact our business, financial condition, and results of operations in the future remains uncertain. The risks related to our business are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed under Item 1A to Part I “Risk Factors” in the Form 10-K.

Impact of Russia’s recent invasion of Ukraine

We are closely monitoring the current and potential impact on our business, our people, and our clients as Russia’s war with Ukraine evolves. We have taken steps to comply with applicable domestic and international regulatory restrictions on international trade and financial transactions. In connection with our compliance efforts, we have identified active clients and vendors inside Russia and Belarus that are subject to evolving sanctions imposed by the United States and/or the European Union and have terminated or suspended our contracts with them. Revenues associated with clients and vendors in Russia and Belarus are not material to our consolidated financial results, and we anticipate that the termination of Russian and Belarus clients and vendors that are subject to duly authorized sanctions will not have a material impact on our business or other client relationships. Management and our Board of Directors are monitoring the regional and global ramifications of the continuing events.

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

The Zedge Ringtones and Wallpapers app (which is named “Zedge Wallpapers” in the App Store), which we refer to as our “Zedge App,” is a marketplace offering a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of October 31, 2022, our Zedge App has been installed nearly 583 million times since inception and, over the past two years, has had between 31.9 and 36.3 million monthly active users (“MAU”). MAU is a key performance indicator (“KPI”) that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or for a price, via ‘Zedge Premium.’ In turn, our users utilize the content to personalize their phones and express their individuality.

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

The Zedge App’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App or surfing our website, the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly or annual subscription. As of October 31, 2022, we had approximately 674,000 active paying subscribers.

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

In August 2021, we acquired the assets of Emojipedia Pty Ltd (“Emojipedia”), including Emojipedia.org the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards, and Emojitracker, which provides real time visualization of all emoji symbols used on Twitter. Emojipedia receives approximately 47 million monthly page views and has approximately 9.9 million monthly active users as of October 31, 2022 of which approximately 54% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a voting member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Facebook, and Twitter.

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

Key Performance Indicators (KPIs)

Zedge App-MAU and ARPMAU

The presentation of our results of operations includes disclosure of two key performance indicators - Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU) from our Zedge App. MAU is a key performance indicator that we define as the number of unique users that used our Zedge App during the previous 30-day period, which is important to understanding the size of the user base for our Zedge App which is a main driver of our revenue. Changes and trends in MAU are useful for measuring the general health of our business, gauging both present and potential customers’ experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement.

ARPMAU is defined as (i) the total revenue derived from Zedge App in a monthly period, divided by (ii) MAU in that same period. ARPMAU for a particular time period longer than one month is the average ARPMAU for each month during that period. ARPMAU is valuable because it provides insight into how well we monetize our users and, changes and trends in ARPMAU are indications of how effective our monetization investments are.

MAU decreased 6.7% in Q1 of fiscal 2023 when compared to the same period a year ago and was flat on a sequential basis. Over the past several years, we have experienced a continuing shift in our regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of October 31, 2022, users in emerging markets represented 78% of our MAU compared to 75% a year prior. This shift impacts our business because emerging markets do not monetize as well as well-developed markets due to lower effective cost per thousand ad impressions (“eCPM”) and lower monthly and annual subscription sales in these regions coupled with lower priced subscriptions SKUs. However, ARPMAU for the three months ended October 31, 2022 was up approximately 0.8% when compared to the same period a year ago, pointing to progress we have made in extracting more revenue from our users, particularly from paid subscriptions sales and improvement in ad optimization. ARPMAU declined 8.0% on a sequential basis due to seasonality.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended October 31, 2022 as compared to the same period a year ago and the three months ended July 31, 2022:

YoY Comparison

	Three Months Ended October 31,
(in millions, except ARPMAU - Zedge App)	2022	2021	% Change
MAU- Zedge App	31.9	34.2	-6.7%
Developed Markets MAU - Zedge App	7.1	8.4	-15.5%
Emerging Markets MAU - Zedge App	24.8	25.8	-3.9%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	78%	75%	3.7%

ARPMAU - Zedge App	$0.0537	$0.0533	0.8%

QoQ Comparison

	Three Months Ended October 31,	Three Months Ended July 31,
(in millions, except ARPMAU)	2022	2022	% Change
MAU- Zedge App	31.9	32.0	-0.3%
Developed Markets MAU - Zedge App	7.1	7.3	-2.7%
Emerging Markets MAU - Zedge App	24.8	24.7	0.4%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	78%	77%	0.7%

ARPMAU - Zedge App	$0.0537	$0.0584	-8.0%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight quarters ended October 31, 2022:

*	Please note the MAU-Zedge App graph above excludes MAU for both Emojipedia and GuruShots

GuruShots App-MAPs and ARPMAP

Monthly Active Payers (“MAPs”). We define a MAP as a unique active user on the GuruShots App or GuruShots.com in a month that completed at least one in-app purchase (“IAP”) during that time period. MAPs for a time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution platforms.

Average Revenue Per Monthly Active Payer (“ARPMAP”). We define ARPMAP as (i) the total IAP derived from GuruShots App in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP.

The following table shows our Monthly Active Payers and Average Revenue Per Monthly Active Payer for the three months ended October 31, 2022 and 2021. Please note that we acquired GuruShots on April 12, 2022, as such, information for the three months ended October 31, 2021 is presented below as pro forma and is only used for comparative purpose.

	Three Months Ended October 31,
(in thousands, except ARPMAP	2022	2021	% Change
Monthly Active Payers	8,690	10,112	-14.1%
Average Revenue per Monthly Active Payer	$51	$60	-15.0%

The following charts present the MAP and ARPMAP – GuruShots App for the consecutive eight quarters ended October 31, 2022:

Our KPIs are not based on any standardized industry methodology and are not necessarily calculated in the same manner that other companies or third parties may use to calculate these or similarly titled measures. The numbers that we use to calculate MAP and ARPMAP are derived from data that we generate internally. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy.

Results of Operations

Three months ended October 31, 2022 Compared to Three months ended October 31, 2021

	Three Months Ended October 31,		Change
	2022	2021	$	%
	(in thousands)
Revenues	$6,900	$6,028	$872	14.5%
Direct cost of revenues	632	310	322	103.9%
Selling, general and administrative	5,826	2,732	3,094	113.3%
Depreciation and amortization	793	398	395	99.2%
Change in fair value of contingent consideration	(150)	-	(150)	nm
(Loss) income from operations	(201)	2,588	(2,789)	-107.8%
Interest and other income, net	35	13	22	169.2%
Net loss resulting from foreign exchange transactions	(76)	(10)	(66)	660.0%
(Benefit from) provision for income taxes	(73)	536	(609)	nm
Net (loss) income	$(169)	$2,055	$(2,224)	-108.2%

Revenues

The following table sets forth the composition of our revenues for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
	2022	2021	% Changes
Zedge App
Advertising revenue	$3,957	$4,569	-13%
Paid subscription revenue	891	960	-7%
Zedge Premium revenue	187	186	1%
Emojipedia revenue	260	310	-16%
Applovin integration bonus	250	-	NM
Other revenues	26	3	767%
Total Zedge App revenue	5,571	6,028	-8%
GuiuShots App
Virtual items used for online game	1,329	-	nm
Total revenue	$6,900	$6,028	14%

nm-not meaningful

Advertising revenue. Advertising revenue decreased 13% in the three months ended October 31, 2022 compared to the three months ended October 31, 2021, primarily due to the decline in MAU in well-developed markets and lower effective advertising rates.

Paid subscription revenue. We offer users of our Zedge app a subscription option where they can pay a monthly or annual fee to remove unsolicited ads when using our Zedge app. We employ a regional pricing strategy in order to improve conversions. The U.S. constitutes our largest subscriber base and we generally charge $0.99 per month and $4.99 per year. Pricing in other markets is based on local conditions. We generated $829,000 in gross prepaid subscription in the three months ended October 31, 2022 compared to $920,000 in the three months ended October 31, 2021. The 10% decline in gross prepaid subscription sale for the three months ended October 31, 2022 when compared to the same period a year ago was primarily attributable to our decline in MAU. We expect that from time to time the prices of our subscription in each country/region may change and we may test other plan and price variations.

The following table summarizes subscription revenue for the three months ended October 31, 2022 and 2021:

	Three Months Ended
	10/31/22	10/31/21	% Change
	(in thousands, except revenue per subscriber and percentages)
Revenues	$891	$960	-7.2%
Active subscriptions net (decrease) increase	(18)	11	nm
Active subscriptions at end of period	674	763	-11.7%
Average active subscriptions	682	759	-10.1%
Average monthly revenue per active subscription	$0.44	$0.42	4.8%

Zedge Premium. Gross transaction value (the total sales volume transacting through the platform), or “GTV,” decreased 5% in the three months ended October 31, 2022 compared to the same period a year ago. Net revenue increased slightly in the three months ended October 31, 2022 compared to the same period a year ago.

The following table summarizes Zedge Premium gross and net revenue for the three months ended October 31, 2022 and 2021:

	Three Months Ended
	October 31,
	2022	2021	% Changes
	(in thousands)
Zedge Premium-gross revenue (“GTV”)	$312	$329	-5.2%
Zedge Premium-net revenue	$187	$186	0.5%

Virtual goods used for online game. GuruShots sells virtual game resources that provide game play benefits via in-app and online purchases. GuruShots recognizes revenue at the time of purchase because the overwhelming majority of users purchase game resources when they use them at a rate that exceeds the rate in which they earn them for free through participation. The $1.3 million revenue was earned in the three months ended October 31, 2022.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended October 31,
(in thousands)	2022	2021	% Change
Direct cost of revenues	$632	$310	103.9%
As a percentage of revenues	9.2%	5.1%

Direct cost of revenues increased by $322 thousand or 103.9% in the three months ended October 31, 2022 compared to three months ended October 31, 2021. The increase in the direct cost of revenues is a result of GuruShots’ infrastructure costs and the addition of analytical tools.

As a percentage of revenue, direct cost of revenues in three months ended April 30, 2022 was 9.2% compared to 5.1% in the prior year period. The higher percentage in the current period was primarily due to higher infrastructure costs related to the GuruShots App.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll and benefits, paid user acquisition expenses, third-party payment processing fee relate to in-app purchases, recruiting fees, facilities, marketing, consulting, professional fees, software licensing (“SaaS”), and public company related expenses.

	Three Months Ended October 31,
(in thousands)	2022	2021	% Change
Selling, general and administrative	$5,826	$2,732	113.3%
As a percentage of revenues	84.4%	45.3%

SG&A expense increased by $3.1 million or 113.3% in the three months ended October 31, 2022 compared to the prior year period. GuruShots accounted for $2.3 million of the increase. The remaining $0.8 million can be attributed to higher compensation costs resulting from additional headcount, higher stock-based compensation as discussed below, higher professional fees and offset by reductions in discretionary expenses.

As a percentage of revenue, SG&A expense in the three months ended October 31, 2022 were 84.4% compared to 45.3% in the prior year period, primarily due to the addition of GuruShots which has higher SG&A expenses relative to its revenue base.

Global headcount as of October 31, 2022 totaled 100 compared to 61 as of October 31, 2021 with the majority of our employees currently based in Lithuania and Israel.

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

	Three Months Ended October 31,
(in thousands)	2022	2021	% Change
Depreciation and amortization	$793	$398	99.2%
As a percentage of revenues	11.5%	6.6%

Depreciation and amortization expenses increased $395 thousand or 99.2% in the three months ended October 31, 2022, compared to three months ended October 31, 2021. This increase was primarily attributable to the amortization of intangible assets related to the acquisition of GuruShots and Emojipedia which were $579 thousand and $115 thousand for the three months ended October 31, 2022 and 2021, respectively.

Interest and other income, net. Interest and other income, net in the three months ended October 31, 2022 increased $12,000 or 169.2% when compared to the prior periods due to higher interest rate earned from our cash balances.

	Three Months Ended October 31,
(in thousands)	2022	2021	% Change
Interest and other income, net	$35	$13	169.2%
As a percentage of revenues	0.5%	0.2%

Net (loss) gain resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended October 31,
(in thousands)	2022	2021	% Change
Net loss resulting from foreign exchange transactions	$(76)	$(10)	660.0%
As a percentage of revenues	-1.1%	-0.2%

In the three months ended October 31, 2022, we realized losses of $121,000 from NOK and EUR hedging activities, compared to gains of $10,000 in the three months ended October 31, 2021 due to the strengthening of the US dollar in current periods, as more fully described in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Provision for income taxes. The tax expense consists of federal and state taxes based on taxable income and allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiaries reside.

	Three Months Ended October 31,
(in thousands)	2022	2021	% Change
(Benefit from) provision for income taxes	$(73)	$536	nm
As a percentage of revenues	-1.1%	8.9%

The Company’s tax provision or benefit from income taxes for interim periods has generally been determined using an estimate of its annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary.

The Company’s annual effective tax rate for the fiscal year ending July 31, 2023 differs from the United States federal statutory tax rate due to certain factors with temporary differences primarily related to equity compensation expenses.

As of October 31, 2022, the Company had $2.8 million of deferred tax assets for which it has established a valuation allowance of $1.9 million, related to U.S. federal and state taxes and for a certain international subsidiary.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway, Lithuania and Israel.

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge App and GuruShots segment loss income from operations for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,		Change
	2022	2021	$	%
Segment income (loss) from operation
Zedge App	1,371	2,588	(1,217)	-47.0%
GuruShots App	(1,572)	-	(1,572)	nm
Segment income (loss) from operation	$(201)	$2,588	$(2,789)	-107.8%

For the three months ended October 31, 2022, our income from operations related to the Zedge App decreased by $1.2 million, or 47%, from the prior year period primarily due to lower revenue coupled with higher operating expenses. The decline in revenue was largely due to the decrease in MAU, particularly in well-developed markets. Higher operating expenses can be attributed to additional headcounts as well as our investment in the paid user acquisition in Zedge App.

For the three months ended October 31, 2022, our loss from operations related to the GuruShots App was $1.6 million, primarily due to lower revenue coupled with higher operating expenses. Lower revenue can be attributed to lower MAP and ARPMAP when compared to prior periods. In the three months ended October 31, 2022, we ramped up paid users acquisition campaigns and incurred higher costs and expenses as a result.

Liquidity and Capital Resources

General

At October 31, 2022, we had cash and cash equivalents of $18.4 million and working capital (current assets less current liabilities) of $13.4 million, compared to $17.1 million and $11.2 million, respectively, at July 31, 2022. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending December 15, 2023. We also maintain a term loan and a revolving credit facility of up to $11 million in aggregate and a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities and Note 11 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following tables present selected financial information for the three months ended October 31, 2022 and 2021:

	Three Months Ended October 31,
(in thousands)	2022	2021	$ Changes
Cash flows provided by (used in):
Operating activities	$1,082	$2,694	(1,612)
Investing activities	(1,311)	(188)	(1,123)
Financing activities	1,672	(232)	1,904
Effect of exchange rate changes on cash and cash equivalents	(109)	67	(176)
Increase in cash and cash equivalents	$1,334	$2,341	(1,007)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities decreased $1.6 million in the three months ended October 31, 2022 to $1.1 million from $2.7 million in the three months ended October 31, 2021, primarily attributable to the net loss incurred in the current period.

Changes in Trade Accounts Receivable

Gross trade accounts receivable decreased $0.1 million to $2.4 million at October 31, 2022 from $2.5 million at July 31, 2022, primarily due to lower revenue in the preceding two months ended October 31, 2022 when compared to the same period ended July 31, 2022.

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

On August 1, 2021, we acquired substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The final purchase price of the assets has been determined to be $6.7 million of which $4.8 million was paid on August 2, 2021 with the remaining $1.9 million to be paid out on the six-month and twelve-month anniversary of the Closing. We paid approximately half of the $1.9 million on February 1, 2022 and the remaining amount was paid on August 1, 2022.

Business combination and assets acquisition are more fully described in Note 5 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Cash used in investing activities in the fiscal years ended July 31, 2022 and 2021 also consisted of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

On October 28, 2022, we entered into an Amended Loan Agreement with Western Alliance Bank. Pursuant to the Amended Loan Agreement, Western Alliance Bank agreed to provide the Company with a new term loan facility in the maximum principal amount of $7 million for a four-year term and a $4 million revolving credit facility for a two-year term.

The Company discontinued the existing $2 million revolving credit facility under the existing Loan and Security Agreement, dated as of September 26, 2016, please see Note 11 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q. As of July 31, 2022 and the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

Pursuant to the Amended Loan Agreement, $2,000,000 was advanced in a single-cash advance on October 28, 2022, with the remaining $5,000,000 available for drawdown during twenty-four (24) months after closing. Each drawdown must be in an amount of not less than $1,000,000.

In the three months ended October 31, 2022 and 2021, we purchased 6,310 shares and 16,115 shares, respectively, of Class B common stock from employees for $17,000 and $232,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs. In connection with the share repurchase program as discussed below, we bought back 124 thousand shares for approximately $293 thousand in the three months ended October 31, 2022.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from mobile advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. Google, Facebook, and AppLovin, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In the three months ended October 31, 2022, three customers represented 24%, 22% and 10% of our revenue. In the three months ended October 31, 2021, three customers represented 25%, 21% and 12% of our revenue. At October 31, 2022, three customers represented 33%, 27% and 16% of our accounts receivable balance. At October 31, 2021, three customers represented 31%, 29% and 10% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At October 31, 2022, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2022.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 10 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no other material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended October 31, 2022, we issued 29,820 shares of our Class A common stock upon the vesting and settlement of DSUs issued under our 2016 Incentive Plan.

The foregoing transactions did not involve any underwriters, any underwriting discounts or commissions, or any public offering. We believe the offer, sale, and issuance of the above securities was exempt from registration under the Securities Act of 1933, as amended (the “Act”) by virtue of Section 4(a)(2) of the Act and Regulation S promulgated under the Act, because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in the transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in the transaction. All recipients had adequate access, through their relationships with us or otherwise, to information about us. The issuance of these securities was made without any general solicitation or advertising.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended October 31, 2022:

Period	Total Number of Shares Purchased	Average Price paid per Share	Total Value of Shares Purchased as Part of Repurchase Program	Max $ Value (excl commissions) yet to be Purchased under the Program (1)
September 1 - 30, 2022	30,423	$2.4250	$73,775	$2,926,225
October 1 - 31, 2022	93,172	$2.3049	$288,530	$2,711,470
Total	123,595	2.3345

(1) In October 2021, our board of directors authorized a repurchase program of up to 1.5 million shares at a maximum of $3.0 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of its shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion.

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

ZEDGE, INC.

December 15, 2022	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

December 15, 2022	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer