Form 10-Q
period 2023-01-31
Zedge, Inc.
filed 2023-03-17
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 14, 2023, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	14,152,088 shares outstanding (excluding 522,000 shares held in treasury)

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	January 31,	July 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,459	$17,085
Trade accounts receivable	2,788	2,411
Prepaid expenses and other receivables	1,334	396
Total current assets	21,581	19,892
Property and equipment, net	1,933	1,660
Intangible assets, net	19,866	21,025
Goodwill	10,716	10,788
Deferred tax assets, net	828	861
Other assets	326	400
Total assets	$55,250	$54,626
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,381	$1,180
Deferred acquisition payment payable	-	962
Contingent consideration-current portion	-	215
Accrued expenses and other current liabilities	3,174	2,898
Deferred revenues	2,805	3,402
Total current liabilities	7,360	8,657
Term loan, net of deferred financing costs	1,983	-
Contingent consideration-long term portion	-	1,728
Other liabilities	-	53
Total liabilities	9,343	10,438
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at January 31, 2023 and July 31, 2022	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 14,674 shares issued and 14,152 shares outstanding at January 31, 2023, and 13,951 shares issued and 13,877 outstanding at July 31, 2022	147	139
Additional paid-in capital	44,979	43,609
Accumulated other comprehensive loss	(1,498)	(1,391)
Retained earnings	3,597	2,160
Treasury stock, 522 shares at January 31, 2023 and 74 shares at July 31, 2022, at cost	(1,323)	(334)
Total stockholders’ equity	45,907	44,188
Total liabilities and stockholders’ equity	$55,250	$54,626

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31		January 31
	2023	2022	2023	2022
Revenues, net	$6,983	$6,915	$13,883	$12,943
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	632	342	1,264	652
Selling, general and administrative	5,871	3,106	11,697	5,838
Depreciation and amortization	815	360	1,608	758
Change in fair value of contingent consideration	(1,793)	-	(1,943)	-
Income from operations	1,458	3,107	1,257	5,695
Interest and other income, net	77	14	112	27
Net gain (loss) resulting from foreign exchange transactions	160	(85)	84	(95)
Income before income taxes	1,695	3,036	1,453	5,627
Provision for income taxes	89	711	16	1,247
Net income	$1,606	$2,325	$1,437	$4,380
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	152	(222)	(107)	(80)
Total other comprehensive income (loss)	152	(222)	(107)	(80)
Total comprehensive income	$1,758	$2,103	$1,330	$4,300
Income per share attributable to Zedge, Inc. common stockholders:
Basic	$0.11	$0.16	$0.10	$0.31
Diluted	$0.11	$0.16	$0.10	$0.29
Weighted-average number of shares used in calculation of income per share:
Basic	14,087	14,297	14,208	14,289
Diluted	14,259	14,971	14,440	15,007

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Equity
Balance – July 31, 2022	525	$5	13,951	$139	$43,609	$(1,391)	$2,160	74	$(334)	$44,188
Stock-based compensation	-	-	30	1	589	-	-		-	590
Purchase of treasury stock	-	-	-	-	-	-	-	130	(310)	(310)
Foreign currency translation adjustment	-	-	-	-	-	(259)	-		-	(259)
Net loss	-	-	-	-	-	-	(169)		-	(169)
Balance – October 31, 2022	525	5	13,981	140	44,198	(1,650)	1,991	204	(644)	44,040
Restricted stock issuance in connection with GuruShots acquisition	-	-	617	6	(6)	-	-		-	-
Stock-based compensation	-	-	58	1	742	-	-		-	743
Purchase of treasury stock	-	-	-	-	-	-	-	318	(679)	(679)
Stock issued for matching contributions to the 401(k) Plan	-	-	18	-	45	-	-		-	45
Foreign currency translation adjustment	-	-	-	-	-	152	-		-	152
Net income	-	-	-	-	-	-	1,606		-	1,606
Balance – January 31, 2023	525	$5	14,674	$147	$44,979	$(1,498)	$3,597	522	$(1,323)	$45,907

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2021	525	$5	13,923	$139	$41,664	$(997)	$(7,554)	58	$(102)	$33,155
Stock-based compensation	-	-	12	-	319	-	-		-	319
Purchase of treasury stock	-	-	-	-	-	-	-	16	(232)	(232)
Foreign currency translation adjustment	-	-	-	-	-	142	-		-	142
Net income	-	-	-	-	-	-	2,055		-	2,055
Balance -October 31, 2021	525	5	13,935	139	41,983	(855)	(5,499)	74	(334)	35,439
Exercise of stock options	-	-	3	-	7	-	-		-	7
Stock-based compensation	-	-	6	-	446	-	-		-	446
Stock issued for matching contributions to the 401(k) Plan	-	-	5	-	43	-	-		-	43
Foreign currency translation adjustment	-	-	-	-	-	(222)	-		-	(222)
Net income	-	-	-	-	-	-	2,325		-	2,325
Balance – January 31, 2022	525	$5	13,949	$139	$42,479	$(1,077)	$(3,174)	$74	$(334)	$38,038

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2023	2022
Operating activities
Net income	$1,437	$4,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30	23
Amortization of intangible assets	1,158	224
Amortization of capitalized software and technology development costs	420	511
Amortization of deferred financing costs	1	-
Change in fair value of contingent consideration	(1,943)	-
Stock-based compensation	1,378	808
Deferred income taxes	33	(50)

Change in assets and liabilities:
Trade accounts receivable	(377)	(741)
Prepaid expenses and other current assets	(938)	(244)
Other assets	22	1
Trade accounts payable and accrued expenses	497	806
Deferred revenue	(597)	(39)
Net cash provided by operating activities	1,121	5,679
Investing activities
Final payments for asset acquisitions	(962)	-
Capitalized software and technology development costs	(668)	(305)
Purchase of property and equipment	(53)	(18)
Net cash used in investing activities	(1,683)	(323)
Financing activities
Proceeds from term loan payable	2,000	-
Payment of deferred financing costs	(18)	-
Proceeds from exercise of stock options	-	7
Purchase of treasury stock in connection with share buyback program and restricted stock vesting	(989)	(232)
Net cash provided by (used in) financing activities	993	(225)
Effect of exchange rate changes on cash and cash equivalents	(57)	(23)
Net increase in cash and cash equivalents	374	5,108
Cash and cash equivalents at beginning of period	17,085	24,908
Cash and cash equivalents at end of period	$17,459	$30,016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$711	$309
Cash payments made for interest expenses	$31	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Emojipedia through release of escrow funds of $4,776, plus additional amounts due to seller of $1,923 and legal fees of $12	$-	$6,711
Accounts receivable from certain Emojipedia websites collected by Seller	$-	$45

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its subsidiaries, GuruShots Ltd. (“GuruShots”), Zedge Europe AS and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023 or any other period. The balance sheet at July 31, 2022 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2022 refers to the fiscal year ended July 31, 2022).

Reportable Segments

Effective August 1, 2022, the Company revised the presentation of segment information to reflect its acquisition of GuruShots (see Note 5). As such, the Company now reports operating results through two reportable segments: Zedge App and GuruShots, as further discussed in Note 12

Use of Estimates

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

With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended January 31, 2023, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022, that are of significance or potential significance to the Company.

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

Related party transactions with these related parties did not have a material impact to the consolidated balance sheets as of January 31, 2023 or July 31, 2022, or the consolidated statements of operations and comprehensive income for the three and six months ended January 31, 2023 or 2022.

Note 2—Revenue

Disaggregation of Revenue

The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022
Zedge App	(in thousands)		(in thousands)
Advertising revenue	$4,630	$5,718	$9,120	$10,598
Paid subscription revenue	875	953	1,766	1,913
Other revenues	230	244	420	432
Total Zedge App revenue	5,735	6,915	11,306	12,943
GuruShots
Digital goods and services	1,248	-	2,577	-
Total revenue	$6,983	$6,915	$13,883	$12,943

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

Deferred revenues

On April 1, 2022, the AppLovin Corporation paid the Company a one-time integration bonus of $2 million for migrating to their mediation platform. This amount is being amortized over an estimated service period of 24 months. The Company’s deferred revenue balance related to this bonus was approximately $1.2 million and $1.7 million as of January 31, 2023 and July 31, 2022, respectively.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. The Company’s deferred revenue balance related to paid subscriptions was approximately $1.4 million related to approximately 654,000 active subscribers, and approximately $1.5 million, related to approximately 692,000 active subscribers as of January 31, 2023 and July 31, 2022, respectively. The amount of revenue related to subscribers recognized in the six months ended January 31, 2023 that was included in the deferred balance at July 31, 2022 was $1.1 million.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of January 31, 2023, and July 31, 2022, the Company’s deferred revenue balance related to Zedge Premium was approximately $268,000 and $259,000, respectively.

Total deferred revenues decreased by $0.6 million from $3.4 million at July 31, 2022 to $2.8 million at January 31, 2023, primarily attributed to the amortization of the one-time integration bonus mentioned above.

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

Practical Expedients

The Company expenses the fees retained by Google Play related to subscription revenue when incurred as marketing expense because the duration of the contracts for which the Company pays commissions are less than one year. These costs are included in the selling, general and administrative expenses of the condensed consolidated statements of operations and comprehensive income.

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
January 31, 2023
Assets:
Foreign exchange forward contracts	$-	$86	$-	$86

July 31, 2022
Liabilities:
Contingent consideration-short term	$-	$-	$215	$215
Contingent consideration-long term	$-	$-	$1,728	$1,728
Foreign exchange forward contracts	$-	$141	$-	$141

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

The following table provides a rollforward of the contingent consideration related to the GuruShots acquisition (in thousands):

Balance at July 31, 2022	$1,943
Change in fair value	(1,943)
Balance at January 31, 2023	$0

The overall fair value of the contingent consideration decreased by $1,943,000 during the six months ended January 31, 2023, due primarily to the decrease in the likelihood that certain contingent milestones would be achieved.

Fair Value of Other Financial Instruments

Fair value of the outstanding foreign exchange forward contracts are marked to market price at the end of each measurement period.

The Company’s other financial instruments at January 31, 2023 and July 31, 2022 included trade accounts receivable and trade accounts payable. The carrying amounts of the trade accounts receivable and trade accounts payable approximated fair value due to their short-term nature.

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

The outstanding contracts at January 31, 2023, were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Feb-23	225,000	2,294,685
Mar-23	225,000	2,293,065
Apr-23	225,000	2,291,355
May-23	225,000	2,317,545
Total	900,000	9,196,650

Settlement Date	U.S. Dollar Amount	EUR Amount
Feb-23	225,000	221,195
Mar-23	225,000	220,826
Apr-23	225,000	220,459
May-23	225,000	220,070
Total	900,000	882,550

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows:

		January 31,	July 31,
Assets and Liabilities Derivatives:	Balance Sheet Location	2023	2022
Derivatives not designated or not qualifying as hedging instruments		(in thousands)
Foreign exchange forward contracts	Other current assets	$86	$-
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$-	$141

The effects of derivative instruments on the condensed consolidated statements of operations and comprehensive income were as follows:

		Three Months Ended January 31,		Six Months Ended January 31,
Amount of Gain (Loss) Recognized on Derivatives		2023	2022	2023	2022
Derivatives not designated or not qualifying as hedging instruments	Location of gain (loss) recognized on derivatives	(in thousands)		(in thousands)
Foreign exchange forward contracts	Net gain (loss) resulting from foreign exchange transactions	$185	$(127)	64	$(117)

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

The purchase price for the equity securities of GuruShots consists of approximately $18 million in cash paid at closing and contingent payments (the “Earnout”) of up to a maximum of $8.4 million due on each of the first and second anniversaries from the closing, payable either in cash or Class B common stock of the Company or a combination thereof, at the Company’s discretion, and subject to GuruShots achieving certain financial targets set forth in the SPA. The fair value of the earnout amount at the acquisition date was estimated at $5.9 million based on a Monte Carlo simulation model in an option pricing framework, whereby a range of possible scenarios were simulated. This fair value was reduced from $5.9 million to $1.9 million as of July 31, 2022 and further reduced to $0 as of January 31, 2023. See Note 3, Fair Value Measurements, for additional discussion of contingent consideration as of January 31, 2023.

Under the SPA, the Company has agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the Earnout, subject to the acquired users generating minimum levels of Return On Ad Spend (“ROAS”) as set forth in the SPA. As of January 31, 2023, due to market conditions in the mobile/on-line gaming industry and other factors, the Company was not on track to make the minimum investment for the first annual period covered by the Earnout. Based on the data from the user acquisition investment made, the Company does not believe that the minimum ROAS would have been maintained from the additional investment.

In addition, the Company has committed to a retention pool of $4 million in cash and 626,242 shares of the Company Class B common stock (the number of shares was determined based on a value of $4 million or $6.39 per share which was the volume weighted average closing prices of the Class B common stock on the NYSE American Exchange for the thirty trading days ended April 12, 2022) for GuruShots’ founders and employees that will be payable or vest, as applicable, over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary.

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

The cash consideration paid includes $2.7 million deposited with the escrow agent that is available to satisfy for post-closing indemnification claims made within 18 months of the acquisition date. There have been no claims made as of January 31, 2023.

The earnout amount to be paid (up to the maximum of $16.8 million) will be determined based upon the satisfaction of certain defined operational milestones and will be remeasured at fair value at each reporting period through earnings. As the fair value is based on unobservable inputs, the liabilities are included in Level 3 of the fair value measurement hierarchy. The unobservable inputs used in the determination of the fair value of the earnout which is assumed to be paid in cash include management’s reasonable assumptions about the likelihood of payment based on the satisfaction of certain defined operational milestones and discount rates based on cost of debt.

The Company has issued 616,848 (net of forfeiture of 9,394 shares) shares of the Company’s Class B common in respect of the retention pool to the GuruShots founders and employees, which will be held by a trustee based in Israel when those shares vest. These shares will vest, in equal tranches, over three years assuming that the recipients remain employed by the Company or a subsidiary through the vesting dates. The grant date $4 million fair value of these unvested restricted stock is not included as purchase consideration above, as it has a post-combination service requirement and will be accounted for separately from the business combination as stock compensation expense. Additionally, the founders and employees are also entitled to receive an aggregate of up to $4 million retention cash bonus over three years subject to the same continued service requirement, which was not included in the purchase price above. As of January 31, 2023, the Company has accrued $1.1 million in retention bonus which is included in the accrued expense and other current liabilities.

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

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration transferred but are required to be expensed as incurred. During fiscal 2022, we incurred $860,000 of acquisition-related costs, which are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive income.

Emojipedia Acquisition

Pursuant to an Asset Purchase Agreement, on August 1, 2021 (“Closing”), the Company consummated the acquisition of substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The total purchase price of the assets was $6.7 million, of which $4.8 million was paid on August 2, 2021, $917,000 was paid on February 1, 2022, and the remaining $962,000 paid on August 2, 2022. The $4.8 million was funded into an escrow account and classified as other assets on our consolidated balance sheet as of July 31, 2021.

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

Note 6—Intangible Assets and Goodwill

The following table presents the detail of intangible assets, net as of January 31, 2023 and July 31, 2022 (in thousands):

	January 31, 2023			July 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Emojipedia.org and other internet domains acquired	$6,711	$671	$6,040	$6,711	$447	$6,264
Acquired developed technology	3,950	634	3,316	3,950	238	3,713
Customer relationships	7,800	623	7,177	7,800	233	7,567
Trade names	3,570	237	3,333	3,570	89	3,481
Total intangible assets	$22,031	$2,165	$19,866	$22,031	$1,007	$21,025

Estimated future amortization expense as of January 31, 2023 is as follows (in thousands):

Fiscal 2023	$1,158
Fiscal 2024	2,315
Fiscal 2025	2,315
Fiscal 2026	2,315
Fiscal 2027	2,315
Thereafter	9,449
Total	$19,866

The Company’s amortization expense for intangible assets were $1.2 million and $0.2 million for the six months ended January 31, 2023 and 2022, respectively.

Goodwill

Changes in the carrying amount of goodwill in the six months ended January 31, 2023 are as follows (in thousands):

Carrying Amount

Balance at July 31, 2022	$10,788
Foreign currency translation adjustments	(72)
Balance at January 31, 2023	$10,716

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	January 31,	July 31,
	2023	2022

Accrued vacation	$646	$585
Accrued income taxes payable	39	169
Accrued payroll taxes	225	214
Accrued payroll and bonuses	1,654	1,084
Accrued expenses	166	262
Operating lease liability-current portion	119	142
Derivative liability for foreign exchange contracts	-	141
Due to artists	313	301
Other	12	-
Total accrued expenses and other current liabilities	$3,174	$2,898

Note 8—Stock-Based Compensation

The 2016 Incentive Plan

On March 23, 2022, the Company’s Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 685,000 shares to an aggregate of 2,531,000 shares, including 626,000 shares for the GuruShots retention pool. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 18, 2023.

On November 10, 2021, the Company’s Board of Directors amended the 2016 Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 325,000 shares to an aggregate of 1,846,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 12, 2022.

At January 31, 2023, there were 421,000 shares of Class B common stock available for awards under the 2016 Incentive Plan before accounting for the 204,000 contingently issuable shares related to the deferred stock units (“DSUs”) with both service and market conditions.

Stock-based compensation

The Company recognizes stock-based compensation for stock-based awards, including stock options, restricted stock and DSUs based on the estimated fair value of the awards and recognized over the relevant service period and/or market conditions. The Company estimates the fair value of stock options on the measurement date using the Black-Scholes option valuation model. The Company estimates the fair value of the restricted stock and DSU’s with service conditions only using the current market price of the stock. The Company estimates the fair value of the DSU’s with both service and market conditions using the Monte Carlo Simulation valuation model.

The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The Company recognizes stock-based compensation expense related to options and restricted stock units on a straight-line basis over the service period of the award, which is generally 4 years for options and 3 years for restricted stock units.

In our accompanying unaudited condensed consolidated statements of operations and comprehensive income, the Company recognized stock-based compensation expense for our employees and non-employees as follows:

	Three Months Ended			Six Months Ended
	January 31,			January 31,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)
Stock-based compensation expense	$788	$489	61.1%	$1,378	$808	70.5%

As of January 31, 2023, the Company’s unrecognized stock-based compensation expense was $0.4 million for unvested stock options, $1.0 million for DSUs and $3.0 million for unvested restricted stock including the $4 million portion of retention bonus to be paid in the Company’s Class B common stock in connection with the GuruShots acquisition.

In the six months ended January 31, 2023 and 2022, the Company purchased 6,310 shares and 16,115 shares respectively of Class B Stock from certain employees for $17,000 and $232,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

Repricing of Outstanding and Unexercised Options

On October 20, 2022, the Board unanimously approved the repricing of all outstanding and unexercised stock options granted under the 2016 Plan that were out-of-the-money and held by current employees, executive officers, and consultants of the Company (the “Eligible Stock Options”). Effective October 20, 2022, the exercise price of the eligible stock options was reduced to $2.27, the closing price of its common stock on October 19, 2022. Except for the modification to the exercise price of the Eligible Stock Options, all other terms and conditions of each of the Eligible Stock Options will remain in full force and effect.

Pursuant to the Plan, the Board, as the administrator of the Plan, has discretionary authority, exercisable on such terms and conditions that it deems appropriate under the circumstances, to reduce the exercise price in effect for outstanding options under the Plans. In approving the repricing, the Board considered the impact of the current exercise prices of outstanding stock options on the incentives provided to employees and consultants, the lack of retention value provided by the outstanding stock options to employees and consultants, and the impact of such options on the capital structure of the Company. As of October, 2022, there were 532,750 stock options outstanding under the 2016 Plan, of which 191,663 outstanding stock options had exercise prices in excess of the market price of the Company’s common stock as of October 20, 2022, which is why the Board made the determination to deem all outstanding and unexercised stock options held by current employees, executive officers, and consultants as Eligible Stock Options.

Jonathan Reich, the Company’s Chief Executive Officer, and Yi Tsai, the Company’s Chief Financial Officer, hold Eligible Stock Options exercisable for an aggregate of 64,898 and 15,000 shares of the Company’s common stock, respectively.

The option repricing resulted in incremental stock-based compensation of $87,000, of which $43,000 was recorded as expense in the six months ended January 31, 2023, and $44,000 will be recognized as expense over the requisite service periods over which the Eligible Stock Options vest.

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

The rights of holders of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. As such, the Company is not required to break out earnings per share by class.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022
Basic weighted-average number of shares	14,087	14,297	14,208	14,289
Effect of dilutive securities:
Stock options	163	584	223	624
Non-vested restricted Class B common stock	4	68	5	72
Deferred stock units	5	22	4	22
Diluted weighted-average number of shares	14,259	14,971	14,440	15,007

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2023	2022	2023	2022
Stock options	227	65	106	57
Non-vested restricted Class B common stock	617	-	617	-
Deferred stock units	228	289	228	230
Shares excluded from the calculation of diluted earnings per share	1,072	354	951	287

Note 10—Commitments and Contingencies

Commitments

In connection with the acquisition of GuruShots, the Company has (i) committed to a retention pool of $4 million in cash to be paid to the founders and employees of GuruShots that will be payable over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the earnout to be contingently paid to the prior owners of GuruShots subject to the acquired users generating minimum levels ROAS. As of January 31, 2023, due to market conditions in the mobile/on-line gaming industry and other factors, the Company was not on track to make the minimum investment for the first annual period covered by the Earnout. Based on the data from the user acquisition investment made, the Company does not believe that the minimum ROAS would have been maintained from the additional investment.

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

Pursuant to the Amended Loan Agreement, the Company discontinued the existing $2 million revolving credit facility under the prior version of the Loan and Security Agreement. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

Pursuant to the Amended Loan Agreement, $2 million was advanced in a single-cash advance on October 28, 2022, with the remaining $5 million available for drawdown during twenty-four (24) months after closing. Each drawdown must be in an amount of not less than One Million Dollars ($1 million).

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

The Amended Loan Agreement may also require early repayments if certain conditions are met. Borrowings under the Amended Loan Agreement is secured by substantially all of the assets of the Company, its subsidiaries, and certain of its affiliates.

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with Western Alliance Bank to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by Western Alliance Bank, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At January 31, 2023, there were $1.8 million of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by $180,000.

Note 12—Segment and Geographic Information

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer as of January 31, 2023. Based on the criteria established by ASC 280, Segment Reporting, the Company had one operating and reportable segment as of July 31, 2022.

Beginning in the first quarter of fiscal 2023, the Company revised the presentation of segment information to align with changes to how the Company’s CODM manages the business, allocates resources and assesses operating performance reports operating results based on two reportable segments, which are Zedge App and GuruShots.

The CODM evaluates the performance of each operating segment using revenue and income (loss) from operations. The following table provides information about the Company’s two reportable segments:

	Three Months Ended			Six Months Ended
	January 31,		Change	January 31,		Change
	2023	2022	%	2023	2022	%
Revenue:
Zedge App	$5,735	$6,915	-17.1%	$11,306	$12,943	-12.6%
GuruShots	1,248	-	nm	2,577	-	nm
Total	$6,983	$6,915	1.0%	$13,883	$12,943	7.3%

Segment income (loss) from operations:
Zedge App	$1,563	$3,107	-49.7%	$2,935	$5,695	-48.5%
GuruShots	(105)	-	nm	(1,678)	-	nm
Total	$1,458	$3,107	-53.1%	$1,257	$5,695	-77.9%

nm-not meaningful

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Norway, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
January 31, 2023	$7,471	$14,604	$22,075
July 31, 2022	$7,818	$15,217	$23,035

Total assets:
January 31, 2023	$26,896	$28,354	$55,250
July 31, 2022	$26,229	$28,397	$54,626

Note 13— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $130,000 and $204,000 at January 31, 2023 and July 31, 2022, respectively.

There were no material changes in the Company’s operating and finance leases in the six months ended January 31, 2023, as compared to the disclosure in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

The Company’s annual effective tax rate for the fiscal year ending July 31, 2023 differs from the U.S. federal statutory tax rate due to certain factors with temporary differences primarily related to equity compensation expenses.

As of January 31, 2023, the Company had $3.5 million of deferred tax assets for which it has established a valuation allowance of $1.9 million, related to U.S. federal and state taxes and for a certain international subsidiary.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway, Lithuania and Israel.

Note 15—Subsequent Events

In December 2019, the Company launched ‘Shortz’ an entertainment app offering serialized, short-form fiction rendered in both text-message and audio formats available across both Android and iOS. Shortz did not gain much tractions with the Company’s users, and on March 8, 2023, the Company turned off the app and removed it from Google and Apple app stores. The Company will write off the remaining unamortized capitalized software development costs of approximately $124,000 in the third quarter ended April 30, 2023.

On March 2, 2023, the Company entered into foreign exchange contracts as set forth below:

Settlement Date	U.S. Dollar Amount	NOK Amount
Jun-23	225,000	2,274,975
Jul-23	225,000	2,271,285
Aug-23	225,000	2,267,100
Sep-23	225,000	2,263,388
Oct-23	225,000	2,260,238
Nov-23	225,000	2,256,750
Dec-23	225,000	2,253,285
Jan-24	225,000	2,249,730
Feb-24	225,000	2,246,265
Mar-24	225,000	2,242,823
Apr-24	225,000	2,240,550
May-24	225,000	2,237,738
Total	2,700,000	27,064,125

Settlement Date	U.S. Dollar Amount	EUR Amount
Jun-23	225,000	208,507
Jul-23	225,000	208,160
Aug-23	225,000	207,852
Sep-23	225,000	207,526
Oct-23	225,000	207,240
Nov-23	225,000	206,935
Dec-23	225,000	206,555
Jan-24	225,000	206,271
Feb-24	225,000	205,893
Mar-24	225,000	205,611
Apr-24	225,000	205,386
May-24	225,000	205,142
Total	2,700,000	2,481,077

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

As used below, unless the context otherwise requires, the terms “the Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation and its subsidiaries, GuruShots Ltd., Zedge Europe AS and Zedge Lithuania UAB, collectively.

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

Geo-Political and Macroeconomic Conditions and the COVID-19 Pandemic

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including but not limited to, Russia’s invasion of Ukraine, rising interest rates, actions taken to counter inflation, reduced consumer confidence, supply side disruptions, and the COVID-19 pandemic. The future and full impact that these factors may have on our business, financial condition, and results of operations is unclear. The risks related to our business are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed under Item 1A to Part I “Risk Factors” in the Form 10-K.

Impact of Russia’s Invasion of Ukraine

We are closely monitoring the current and potential impact on our business, our people, and our users/customers as Russia’s war with Ukraine evolves. We have taken steps to comply with applicable domestic and international regulatory restrictions on international trade and financial transactions. Revenues associated with our users/customers in Russia and Belarus are not material to our consolidated financial results, and we anticipate that blocking Russian and Belarus users/customers’ access to our mobile app and web platforms will not have a material impact on our business. Management and our Board of Directors are monitoring the regional and global ramifications of the continuing events.

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

The Zedge Ringtones and Wallpapers app (which is named “Zedge Wallpapers” in the App Store), which we refer to as our “Zedge App,” is a marketplace offering a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of January 31, 2023, our Zedge App has been installed nearly 596 million times since inception and, over the past two years, has had between 31.9 and 36.3 million monthly active users (“MAU”). MAU is a key performance indicator (“KPI”) that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or for a price, via ‘Zedge Premium.’ In turn, our users utilize the content to personalize their phones and express their individuality.

In fiscal 2022 we introduced several new customer facing product features including ‘NFTs Made Easy’ and social and community features, all meant to improve customer engagement, MAU, and revenue growth over the long term. In addition, we migrated to a new ad mediation platform - Applovin MAX. Applovin paid us a one-time $2 million integration bonus and their performance has been on-par or better than our prior platform.

The Zedge App’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App or surfing our website, the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly or annual subscription. As of January 31, 2023, we had approximately 654,000 active paying subscribers.

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

In April 2022, we acquired GuruShots, a recognized category leader focused on gamifying the photography vertical. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 345 competitions that result in players uploading in excess of 1 million photographs and casting close to 4+ billion “perceived votes”, which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

Today, GuruShots utilizes a ‘Free-to-Play’ business model that leads to strong monetization with the purchase of resources that are used to give paying players an edge while still maintaining a fair and competitive experience for all participants. Over the past six years, the monthly average paying player spend has increased in excess of 11.2% annually to more than $50.1 per player.

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

In August 2021, we acquired the assets of Emojipedia Pty Ltd (“Emojipedia”), including Emojipedia.org the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards, and Emojitracker, which provides real time visualization of all emoji symbols used on Twitter. In January 2023, Emojipedia receives approximately 44.9 million monthly page views and has approximately 10.4 million monthly active users as of January 31, 2023 of which approximately 52% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a voting member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Facebook, and Twitter.

We believe that Emojipedia provides growth potential to the Zedge App, and it was immediately accretive to earnings. In the past year, we have made many changes to Emojipedia including migrating to a new ad mediation platform, redesigning the Emojipedia website, and introducing localized versions of Emojipedia in eighteen different languages aside from English. We will continue to enhance this offering and are exploring new features including a native mobile offering as well as additional monetization opportunities.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, business combination, intangible assets and goodwill, capitalized software and technology development costs, and stock-based compensation. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

Please refer to Note 1 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Key Performance Indicators (KPIs)

Zedge App-MAU and ARPMAU

The presentation of our results of operations includes disclosure of two key performance indicators - Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU) from our Zedge App. MAU is a key performance indicator that we define as the number of unique users that used our Zedge App during the previous 30-day period, which is important to understanding the size of the user base for our Zedge App which is a main driver of our revenue. Changes and trends in MAU are useful for measuring the general health of our business, gauging both present and potential users/customers’ experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement.

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

MAU decreased 11.3% in Q2 of fiscal 2023 when compared to the same period a year ago. Over the past several years, we have experienced a continuing shift in our regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of January 31, 2023, users in emerging markets represented 77% of our MAU, the same percentage from a year ago. This shift impacts our business because emerging markets do not monetize as well as well-developed markets due to lower effective cost per thousand ad impressions (“eCPM”) and lower monthly and annual subscription sales in these regions coupled with lower priced subscriptions SKUs. ARPMAU for the three months ended January 31, 2023 declined 13.0% when compared to the same period a year ago.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended January 31, 2023 as compared to the same period a year ago:

	Three Months Ended January 31,
(in millions, except ARPMAU - Zedge App)	2023	2022	% Change
MAU- Zedge App	32.2	36.3	-11.3%
Developed Markets MAU - Zedge App	7.4	8.5	-12.9%
Emerging Markets MAU - Zedge App	24.8	27.8	-10.8%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	77%	77%	0.6%

ARPMAU - Zedge App	$0.0523	$0.0601	-13.0%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight quarters ended January 31, 2023:

GuruShots-MAPs and ARPMAP

Monthly Active Payers (“MAPs”). We define a MAP as a unique active user on the GuruShots or GuruShots.com in a month that completed at least one in-app purchase (“IAP”) during that time period. MAPs for a time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution platforms.

Average Revenue Per Monthly Active Payer (“ARPMAP”). We define ARPMAP as (i) the total revenue from IAPs derived from GuruShots and GuruShots.com in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP.

The following table shows our MAP and ARPMAP for the three months ended January 31, 2023 and 2022. Please note that we acquired GuruShots on April 12, 2022, as such, information for the three months ended January 31, 2022 is presented below as pro forma and is only used for comparative purpose.

	Three Months Ended January 31,
	2023	2022	% Change
Monthly Active Payers	7,943	9,333	-14.9%
Average Revenue per Monthly Active Payer	$52.4	$61.8	-15.2%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended January 31, 2023:

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

Results of Operations

Three and six months ended January 31, 2023 Compared to Three and six months ended January 31, 2022

	Three Months Ended January 31,		Change	Six Months Ended January 31,		Change
	2023	2022	%	2023	2022	%
	(in thousands)			(in thousands)
Revenues	$6,983	$6,915	1.0%	$13,883	$12,943	7.3%
Direct cost of revenues	632	342	84.8%	1,264	652	93.9%
Selling, general and administrative	5,871	3,106	89.0%	11,697	5,838	100.4%
Depreciation and amortization	815	360	126.4%	1,608	758	112.1%
Change in fair value of contingent consideration	(1,793)	-	nm	(1,943)	-	nm
Income from operations	1,458	3,107	-53.1%	1,257	5,695	-77.9%
Interest and other income, net	77	14	450.0%	112	27	314.8%
Net gain (loss) resulting from foreign exchange transactions	160	(85)	nm	84	(95)	nm
Provision for income taxes	89	711	-87.5%	16	1,247	-98.7%
Net income	$1,606	$2,325	-30.9%	$1,437	$4,380	-67.2%

nm-not meaningful

Revenues

The following table sets forth the composition of our revenues for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended			Six Months Ended
	January 31,			January 31,
	2023	2022	% Changes	2023	2022	% Changes
Zedge App	(in thousands)			(in thousands)
Advertising revenue	$4,630	$5,718	-19%	$9,120	$10,598	-14%
Paid subscription revenue	875	953	-8%	1,766	1,913	-8%
Other revenues	230	244	-6%	420	432	-3%
Total Zedge App revenue	5,735	6,915	-17%	11,306	12,943	-13%
GuruShots
Digital goods and services	1,248	-	nm	2,577	-	nm
Total revenue	$6,983	$6,915	1%	$13,883	$12,943	7%

nm-not meaningful

Advertising revenue. Advertising revenue decreased 19% and 14% in the three and six months ended January 31, 2023, respectively, compared to the three and six months ended January 31, 2022, primarily due to the decline in MAU in well-developed markets and lower effective advertising rates which have suffered due to the downturn in the economy.

Paid subscription revenue. We offer users of our Zedge app a subscription option where they can pay a monthly or annual fee to remove unsolicited ads when using our Zedge app. We employ a regional pricing strategy in order to improve conversions. The United States constitutes our largest subscriber base and we generally charge $0.99 per month and $4.99 per year. Pricing in other markets is based on local conditions. We generated $0.8 million and $1.7 million in gross prepaid subscription revenue in the three and six months ended January 31, 2023 compared to $0.9 million and $1.8 million in the three and six months ended January 31, 2022. The 8% and 7% decline in gross prepaid subscription sales for the three and six months ended January 31, 2023 when compared to the same periods a year ago was primarily attributable to the decline in MAU in well-developed markets between the comparative periods. We expect that from time to time the prices of our subscription in each country/region may change and we may test other plan and price variations.

The following table summarizes subscription revenue for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,			Six Months Ended January 31,
	2023	2022	% Change	2023	2022	% Change
		(in thousands, except revenue per subscriber and percentages)
Revenues	$875	$953	-8%	$1,766	$1,913	$-8%
Active subscriptions net (decrease) increase	(20)	(1)	nm	(38)	10	nm
Active subscriptions at end of period	654	762	-14%	654	762	-14%
Average active subscriptions during the period	665	765	-13%	674	762	-12%
Average monthly revenue per active subscription	$0.44	$0.42	5%	$0.44	$0.42	$5%

Zedge Premium. Gross transaction value (the total sales volume transacting through the platform), or “GTV,” increased 0.9% and decreased 1.7% in the three and six months ended January 31, 2023 compared to the same periods a year ago. Net revenue decreased 5.0% and 2.8% respectively in the three and six months ended January 31, 2023 compared to the same periods a year ago. The decline in GTV and net revenue can be attributed to the decline in MAU in well-developed markets.

The following table summarizes Zedge Premium gross and net revenue for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,			Six Months Ended January 31,
	2023	2022	% Changes	2023	2022	% Changes
	(in thousands)			(in thousands)
Zedge Premium-gross revenue (“GTV”)	$438	$434	0.9%	$750	$763	-1.7%
Zedge Premium-net revenue	$229	$241	-5.0%	$416	$428	-2.8%
Gross margin	52%	56%		55%	56%

Digital goods and services. GuruShots recognizes revenue at the time of purchase because the overwhelming majority of users purchase game resources when they use them at a rate that exceeds the rate in which they earn them for free through participation. Game resources revenue were $1.3 million and $2.6 million for the three and six months ended January 31, 2023, respectively.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended January 31,			Six Months Ended January 31,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Direct cost of revenues	$632	$342	84.8%	$1,264	$652	93.9%
As a percentage of revenues	9.1%	4.9%		9.1%	5.0%

Direct cost of revenues increased 85% and 94% in the three and six months ended January 31, 2023, respectively, compared to three and six months ended January 31, 2022. The increase in the direct cost of revenues is a result of GuruShots’ infrastructure costs and the addition of analytical tools.

As a percentage of revenue, direct cost of revenues in the three and six months ended January 31, 2023 was 9.1%, compared to 4.9% and 5.0% in the three and six months ended January 31, 2022. The higher percentages in the current year periods were primarily due to higher infrastructure costs related to the GuruShots.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll and benefits, stock-based compensation expense (as discussed below), paid user acquisition expenses, third-party payment processing fee relate to in-app purchases, marketing, consulting, professional fees, software licensing (“SaaS”), recruiting fees, facilities and public company related expenses.

	Three Months Ended January 31,			Six Months Ended January 31,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Selling, general and administrative	$5,871	$3,106	89.0%	$11,697	$5,838	100.4%
As a percentage of revenues	84.1%	44.9%		84.3%	45.1%

SG&A expense increased 89.0% and 100.4% in the three and six months ended January 31, 2023, respectively, compared to the three and six months ended January 31, 2022. GuruShots accounted for the majority of the increase. The remaining increase can be attributed to higher compensation costs resulting from additional headcount, higher stock-based compensation as discussed below, and higher professional fees, partially offset by reductions in certain discretionary expenses.

As a percentage of revenue, SG&A expense in the three and six months ended January 31, 2023 were 84.1% and 84.3% respectively, compared to 44.9% and 45.1% in the three and six months ended January 31, 2022, primarily due to the addition of GuruShots which has higher SG&A expenses relative to its revenue base.

Global headcount as of January 31, 2023 totaled 102 (including 37 from GuruShots) compared to 64 as of January 31, 2022 with the majority of our employees currently based in Lithuania and Israel.

SG&A expense also included stock-based compensation expense including equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401(k) matching contributions. The following table summarizes stock-based compensation expense for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended			Six Months Ended
	January 31,			January 31,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)
Stock-based compensation expense	$788	$489	61.1%	$1,378	$808	70.5%

Stock-based compensation expenses increased 61.1% and 70.5% in the three and six months ended January 31, 2023, respectively, compared to the three and six months ended January 31, 2022. The increase was primarily attributable to the amortization of the restricted stock (with a grant date fair value of $4 million) issued in connection with the GuruShots acquisition. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 8 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of intangible assets in connection with business combination and asset acquisition as more fully described in Note 5 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q, and capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

	Three Months Ended January 31,			Six Months Ended January 31,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Depreciation and amortization	$815	$360	126.4%	$1,608	$758	112.1%
As a percentage of revenues	11.7%	5.2%		11.6%	5.9%

Depreciation and amortization expenses increased 126% and 112% in the three and six months ended January 31, 2023, respectively, compared to the three and six months ended January 31, 2022. This increase was primarily attributable to the amortization of intangible assets related to the acquisition of GuruShots which were $467,000 and $934,000 for the three and six months ended January 31, 2023, respectively.

Interest and other income, net. Interest and other income, net in the three and six months ended January 31, 2023 increased significantly when compared to the prior periods due to higher interest rates earned on our cash balances.

	Three Months Ended January 31,			Six Months Ended January 31,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Interest and other income, net	$77	$14	450.0%	$112	$27	314.8%
As a percentage of revenues	1.1%	0.2%		0.8%	0.2%

Net gain (loss) resulting from foreign exchange transactions. Net gain (loss) resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended January 31,			Six Months Ended January 31,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Net gain (loss) resulting from foreign exchange transactions	$160	$(85)	nm	$84	$(95)	nm
As a percentage of revenues	2.3%	-1.2%		0.6%	-0.7%

In the three and six months ended January 31, 2023, we realized gains of $185,000 and $64,000, respectively from NOK and EUR hedging activities, compared to loss of $127,000 and $117,000 in the three and six months ended January 31, 2022 due to the strengthening of the US dollar in current periods, as more fully described in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Provision for income taxes. The tax expense consists of federal and state taxes based on taxable income and allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiaries reside.

	Three Months Ended January 31,			Six Months Ended January 31,
(in thousands)	2023	2022	% Change	2023	2,022	% Change
Provision for income taxes	$89	$711	-87.5%	$16	$1,247	nm
As a percentage of revenues	1.3%	10.3%		0.1%	9.6%

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

As of January 31, 2023, the Company had $3.5 million of deferred tax assets for which it has established a valuation allowance of $1.9 million, related to U.S. federal and state taxes and for a certain international subsidiary.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway, Lithuania and Israel.

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge App and GuruShots segment income (loss) from operations for the three and six months ended January 31, 2023 and 2022:

	Three Months Ended January 31,		Change	Six Months Ended January 31,		Change
	2023	2022	%	2023	2022	%
Segment income (loss) from operations:
Zedge App	$1,563	$3,107	-49.7%	$2,935	$5,695	-48.5%
GuruShots	(105)	-	nm	(1,678)	-	nm
Total	$1,458	$3,107	-53.1%	$1,257	$5,695	-77.9%

For the three and six months ended January 31, 2023, our income from operations related to the Zedge App decreased 50% and 49%, compared to the three and six months ended January 31, 2022 primarily due to lower revenue coupled with higher operating expenses. The decline in revenue was largely due to the decrease in MAU, particularly in well-developed markets. Higher operating expenses can be attributed to additional headcounts as well as our investment in the paid user acquisition in Zedge App.

For the three and six months ended January 31, 2023, our loss from operations related to the GuruShots was $1.9 million and $3.5 million, respectively, primarily due to lower revenue coupled with higher operating expenses. Lower revenue can be attributed to current macroeconomic condition which resulted in lower MAP and ARPMAP when compared to prior periods.

Liquidity and Capital Resources

General

At January 31, 2023, we had cash and cash equivalents of $17.5 million and working capital (current assets less current liabilities) of $14.2 million, compared to $17.1 million and $11.2 million, respectively, at July 31, 2022. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending March 17, 2024. We also maintain a term loan and a revolving credit facility of up to $11 million in aggregate, including a foreign exchange contract facility of up to $6.5 million with Western Alliance Bank, as discussed below in Financing Activities and in Note 11 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following tables present selected financial information for the six months ended January 31, 2023 and 2022:

	Six Months Ended January 31,
(in thousands)	2023	2022	$ Changes
Cash flows provided by (used in):
Operating activities	$1,121	$5,679	(4,558)
Investing activities	(1,683)	(323)	(1,360)
Financing activities	993	(225)	1,218
Effect of exchange rate changes on cash and cash equivalents	(57)	(23)	(34)
Increase in cash and cash equivalents	$374	$5,108	(4,734)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities decreased $4.6 million in the six months ended January 31, 2023 to $1.1 million from $5.7 million in the six months ended January 31, 2022, primarily attributable to the net loss incurred in the current year period.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $0.4 million to $2.8 million at January 31, 2023 from $2.4 million at July 31, 2022, primarily due to higher revenue in the preceding two months ended January 31, 2023 when compared to the same period ended July 31, 2022.

Investing Activities

On April 12, 2022, we acquired 100% of the outstanding equity securities of GuruShots. The purchase price consists of $18 million in cash paid at closing and contingent payments (the “Earnout”) of up to a maximum of $16.8 million, payable either in cash or Class B common stock of the Company or a combination thereof (in the Company’s discretion) payable over two years from closing subject to GuruShots achieving certain financial targets set forth in the Share Purchase Agreement (“SPA”). In connection therewith, we agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the Earnout, subject to GuruShots maintaining agreed upon levels of return on ad spend (ROAS). In addition, we committed to a retention pool of $4 million in cash and 626,242 shares of the Company Class B common stock with a fair value of $4 million or $6.39 per share for GuruShots’ founders and other employees that will be payable or vest, as applicable, over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary.

On August 1, 2021, we acquired substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The final purchase price of the assets was determined to be $6.7 million of which $4.8 million was paid on August 2, 2021 with the remaining $1.9 million to be paid out on the six-month and twelve-month anniversary of the Closing. We paid approximately half of the $1.9 million on February 1, 2022 and the remaining amount was paid on August 1, 2022.

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

Pursuant to the Amended Loan Agreement, $2 million was advanced in a single-cash advance on October 28, 2022, with the remaining $5 million available for drawdown during twenty-four (24) months after closing. Each drawdown must be in an amount of not less than $1 million.

In the three and six months ended January 31, 2023 and 2022, we purchased 6,310 shares and 16,115 shares, respectively, of Class B common stock from employees for $17,000 and $232,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs. In connection with the share repurchase program as discussed below, we bought back 442,000 shares for approximately $972,000 in the six months ended January 31, 2023, including commission and banking fees of approximately $11 thousand.

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

In the six months ended January 31, 2023, three customers represented 24%, 19% and 10% of our revenue. In the six months ended January 31, 2022, three customers represented 25%, 23% and 12% of our revenue. At January 31, 2023, three customers represented 29%, 25% and 10% of our accounts receivable balance. At July 31, 2022, three customers represented 47%, 17% and 16% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At January 31, 2023, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 10 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Other than the additional risk factor disclosed below, there are no other material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

The collapse of Silicon Valley Bank may impact certain of our customers’ ability to pay money owed to the Company.

On March 10, 2023, Silicon Valley Bank (“SVB”) was shut down, followed by Signature Bank on March 12, 2023, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. Although the Company does not have any deposits at either bank, some of our current and potential advertisers and other counterparties, might have deposits with them, which may expose us to potential risks that could impact our financial position and operations.  Any issues that may arise with our customers’ deposits at Silicon Valley Bank could have ripple effects that may impact our customers' ability to pay their current and/or future debts owed to the Company.

The failure of SVB may lead to advertisers defaulting on their obligations to the Company, which could impact our revenue and cash flows.  Furthermore, some of our vendors may be impacted by the SVB collapse. The failure of SVB may cause vendors to face financial difficulties, which could lead to a delay or inability to deliver goods and services to the Company.

Despite the steps taken to date by U.S. agencies to protect depositors, the follow-on effects of the events surrounding the SVB collapse are unknown, could include failures of other financial institutions to which we face direct or more significant exposure, and may lead to significant disruptions to our operations, financial position, and reputation.  The extent of such impacts is uncertain, and there may be greater risks that we have not yet identified.  We are taking steps to identify any potential impact and minimize any disruptions to our operations.  However, we cannot guarantee that we will be able to avoid any negative consequences directly or indirectly from the SVB collapse.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the six months ended January 31, 2023, we issued 29,820 shares of our Class B common stock upon the vesting and settlement of DSUs issued under our 2016 Incentive Plan.

The foregoing issuances did not involve any underwriters, any underwriting discounts or commissions, and were covered by a Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Act”).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended January 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (3)
	(in thousands)		(in thousands)	(in thousands)
November 1 - 30, 2022	108	$2.23	108	$2,470
December 1 - 31, 2022	132	$2.03	132	$2,201
January 1 - 31, 2023	78	$2.19	78	$2,030
Total	318		318

(1)	The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards.
(2)	The average price paid per share includes any broker commissions.
(3)	In October 2021, our board of directors authorized a repurchase program of up to 1.5 million shares at a maximum of $3.0 million of our Class B common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of its shares. The repurchase program does not obligate us to acquire any particular amount of our Class B common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion.

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

ZEDGE, INC.

March 17, 2023	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

March 17, 2023	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer