Form 10-Q
period 2023-04-30
Zedge, Inc.
filed 2023-06-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of June 12, 2023, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	13,913,353 shares outstanding (excluding 760,911 shares held in treasury)

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	April 30,	July 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,067	$17,085
Trade accounts receivable	3,056	2,411
Prepaid expenses and other receivables	897	396
Total current assets	22,020	19,892
Property and equipment, net	2,067	1,660
Intangible assets, net	19,287	21,025
Goodwill	1,870	10,788
Deferred tax assets, net	1,816	861
Other assets	516	400
Total assets	$47,576	$54,626
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,056	$1,180
Deferred acquisition payment payable	-	962
Contingent consideration-current portion	-	215
Accrued expenses and other current liabilities	3,653	2,898
Deferred revenues	2,552	3,402
Total current liabilities	7,261	8,657
Term Loan, net of deferred financing costs	1,984	-
Contingent consideration-long term portion	-	1,728
Other liabilities	218	53
Total liabilities	9,463	10,438
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at April 30, 2023 and July 31, 2022	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 14,674 shares issued and 13,913 shares outstanding at April 30, 2023, and 13,951 shares issued and 13,877 outstanding at July 31, 2022	147	139
Additional paid-in capital	45,558	43,609
Accumulated other comprehensive loss	(1,712)	(1,391)
(Accumulated deficit) retained earnings	(4,097)	2,160
Treasury stock, 761 shares at April 30, 2023 and 74 shares at July 31, 2022, at cost	(1,788)	(334)
Total stockholders’ equity	38,113	44,188
Total liabilities and stockholders’ equity	$47,576	$54,626

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Revenues, net	$6,726	$6,230	$20,609	$19,173
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	498	401	1,762	1,053
Selling, general and administrative	5,016	4,064	16,713	9,902
Depreciation and amortization	897	423	2,505	1,181
Goodwill impairment	8,727	-	8,727	-
Change in fair value of contingent consideration	-	-	(1,943)	-
(Loss) income from operations	(8,412)	1,342	(7,155)	7,037
Interest and other income, net	84	15	196	42
Net loss resulting from foreign exchange transactions	(84)	(125)	-	(220)
(Loss) income before income taxes	(8,412)	1,232	(6,959)	6,859
(Benefit from) provision for income taxes	(718)	429	(702)	1,676
Net (loss) income	$(7,694)	$803	$(6,257)	$5,183
Other comprehensive loss:
Changes in foreign currency translation adjustment	(214)	(195)	(321)	(275)
Total other comprehensive loss	(214)	(195)	(321)	(275)
Total comprehensive (loss) income	$(7,908)	$608	$(6,578)	$4,908
Income per share attributable to Zedge, Inc. common stockholders:
Basic	$(0.55)	$0.06	$(0.44)	$0.36
Diluted	$(0.55)	$0.05	$(0.44)	$0.35
Weighted-average number of shares used in calculation of (loss) income per share:
Basic	14,017	14,307	14,221	14,295
Diluted	14,017	14,859	14,221	14,974

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Equity
Balance – July 31, 2022	525	$5	13,951	$139	$43,609	$(1,391)	$2,160	74	$(334)	$44,188
Stock-based compensation	-	-	30	1	589	-	-		-	590
Purchase of treasury stock	-	-	-	-	-	-	-	130	(310)	(310)
Foreign currency translation adjustment	-	-	-	-	-	(259)	-		-	(259)
Net loss	-	-	-	-	-	-	(169)		-	(169)
Balance – October 31, 2022	525	5	13,981	140	44,198	(1,650)	1,991	204	(644)	44,040
Restricted stock issuance in connection with GuruShots acquisition	-	-	617	6	(6)	-	-		-	-
Stock-based compensation	-	-	58	1	742	-	-		-	743
Purchase of treasury stock	-	-	-	-	-	-	-	318	(679)	(679)
Stock issued for matching contributions to the 401(k) Plan	-	-	18	-	45	-	-		-	45
Foreign currency translation adjustment	-	-	-	-	-	152	-		-	152
Net income	-	-	-	-	-	-	1,606		-	1,606
Balance – January 31, 2023	525	5	14,674	147	44,979	(1,498)	3,597	522	(1,323)	45,907
Stock-based compensation					579					579
Purchase of treasury stock								239	(465)	(465)
Foreign currency translation adjustment						(214)				(214)
Net loss							(7,694)			(7,694)
Balance – April 30, 2023	525	$5	14,674	$147	$45,558	$(1,712)	$(4,097)	761	$(1,788)	$38,113

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2021	525	$5	13,923	$139	$41,664	$(997)	$(7,554)	58	$(102)	$33,155
Stock-based compensation	-	-	12	-	319	-	-		-	319
Purchase of treasury stock	-	-	-	-	-	-	-	16	(232)	(232)
Foreign currency translation adjustment	-	-	-	-	-	142	-		-	142
Net income	-	-	-	-	-	-	2,055		-	2,055
Balance -October 31, 2021	525	5	13,935	139	41,983	(855)	(5,499)	74	(334)	35,439
Exercise of stock options	-	-	3	-	7	-	-		-	7
Stock-based compensation	-	-	6	-	446	-	-		-	446
Stock issued for matching contributions to the 401(k) Plan	-	-	5	-	43	-	-		-	43
Foreign currency translation adjustment	-	-	-	-	-	(222)	-		-	(222)
Net income	-	-	-	-	-	-	2,325		-	2,325
Balance – January 31, 2022	525	5	13,949	139	42,479	(1,077)	(3,174)	74	(334)	38,038
Restricted stock issuance in connection with GuruShots acquisition	-	-	626	7	(7)	-	-		-	-
Stock-based compensation	-	-	-	-	483	-	-		-	483
Foreign currency translation adjustment	-	-	-	-	-	(195)	-		-	(195)
Net income	-	-	-	-	-	-	803		-	803
Balance – Apr. 30, 2022	525	$5	14,575	$146	$42,955	$(1,272)	$(2,371)	74	$(334)	$39,129

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2023	2022
Operating activities
Net (loss) income	$(6,257)	$5,183
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	44	34
Amortization of intangible assets	1,738	429
Amortization of capitalized software and technology development costs	723	718
Amortization of deferred financing costs	2	-
Change in fair value of contingent consideration	(1,943)	-
Loss on goodwill impairment	8,727	-
Stock-based compensation	1,957	1,291
Deferred income taxes	(955)	(83)

Change in assets and liabilities:
Trade accounts receivable	(645)	64
Prepaid expenses and other current assets	(501)	(274)
Other assets	50	7
Trade accounts payable and accrued expenses	653	2,042
Deferred revenue	(850)	1,903
Net cash provided by operating activities	2,743	11,314
Investing activities
Payments for business combination, net of cash acquired	-	(17,422)
Payments for asset acquisitions	(962)	(917)
Capitalized software and technology development costs	(1,110)	(438)
Purchase of property and equipment	(57)	(30)
Net cash used in investing activities	(2,129)	(18,807)
Financing activities
Proceeds from term loan payable	2,000	-
Payment of deferred financing costs	(18)	-
Proceeds from exercise of stock options	-	7
Purchase of treasury stock in connection with share buyback program and restricted stock vesting	(1,454)	(232)
Net cash provided by (used in) financing activities	528	(225)
Effect of exchange rate changes on cash and cash equivalents	(160)	(95)
Net increase (decrease) in cash and cash equivalents	982	(7,813)
Cash and cash equivalents at beginning of period	17,085	24,908
Cash and cash equivalents at end of period	$18,067	$17,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$711	$309
Cash payments made for interest expenses	$72	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent consideration fair value on acquisition date	$-	$5,904
Right-of-use assets acquired under operating leases	$-	$86
Acquisition of Emojipedia through release of escrow funds of $4,776, plus additional amounts due to seller of $1,923 and legal fees of $12	$-	$6,711
Accounts receivable from certain Emojipedia websites collected by Seller	$-	$45

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Zedge, Inc. (“Zedge”) builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds which historically was branded as Zedge Premium, and GuruShots, a skill-based photo challenge game. Our vision is to connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce. Except where the context clearly indicates otherwise, the terms the “Company,” “Zedge” “we,” “us” or “our” refer to Zedge, Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its subsidiaries, GuruShots Ltd. (“GuruShots”), Zedge Europe AS and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023 or any other period. The balance sheet at July 31, 2022 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022 (the “2022 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from the Company’s estimates due to risks and uncertainties, including uncertainty in the economic environment due to various global events. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or operating results will be affected. The Company bases its estimates on past experience and other assumptions that the Company believes are reasonable under the circumstances, and the Company evaluates these estimates on an ongoing basis.

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

With the exception of the standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended April 30, 2023, as compared to the recent accounting pronouncements described in the Company’s 2022 Form 10-K, that are of significance or potential significance to the Company.

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

Transactions with these related parties did not have a material impact to the consolidated balance sheets as of April 30, 2023 or July 31, 2022, or the consolidated statements of operations and comprehensive (loss) income for the three and nine months ended April 30, 2023 or 2022.

Note 2—Revenue

Disaggregation of Revenue

The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Zedge App	(in thousands)		(in thousands)
Advertising revenue	$4,572	$4,842	$13,691	$15,439
Paid subscription revenue	832	910	2,598	2,823
Other revenues	232	184	652	617
Total Zedge App revenue	5,636	5,936	16,941	18,879
GuruShots
Digital goods and services	1,090	294	3,668	294
Total revenue	$6,726	$6,230	$20,609	$19,173

Note- GuruShots’ operating results are consolidated with our operating results beginning on April 13, 2022. Accordingly, GuruShots’ revenue shown in the above table represents only revenue from April 13, 2022 to April 30, 2022.

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

Deferred revenues

On April 1, 2022, the AppLovin Corporation paid the Company a one-time integration bonus of $2 million for migrating to their mediation platform. This amount is being amortized over an estimated service period of 24 months. The Company’s deferred revenue balance related to this bonus was approximately $0.9 million and $1.7 million as of April 30, 2023 and July 31, 2022, respectively.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. The Company’s deferred revenue balance related to paid subscriptions was approximately $1.4 million related to approximately 631,000 active subscribers, and approximately $1.5 million, related to approximately 692,000 active subscribers as of April 30, 2023 and July 31, 2022, respectively. The amount of revenue related to subscribers recognized in the nine months ended April 30, 2023 that was included in the deferred revenue balance at July 31, 2022 was $1.4 million.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity (“Breakage”). As of April 30, 2023, and July 31, 2022, the Company’s deferred revenue balance related to Zedge Premium was approximately $268,000 and $259,000, respectively.

Total deferred revenues decreased by $0.8 million from $3.4 million at July 31, 2022 to $2.6 million at April 30, 2023, primarily attributed to the amortization of the one-time integration bonus mentioned above.

Significant Judgments

The advertising networks and advertising exchanges to which the Company sell its inventory track and report the impressions and revenues to Zedge and Zedge recognizes revenues based on these reports. The networks and exchanges base their payments off of those reports and Zedge independently compares the data to each of the client sites to validate the imported data and identify any differences. The number of impressions and revenues delivered by the advertising networks and advertising exchanges is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

Practical Expedients

The Company expenses the fees retained by Google Play and App Store related to subscription revenue when incurred as marketing expense because the duration of the contracts for which the Company pays commissions are less than one year. These costs are included in the selling, general and administrative expenses of the condensed consolidated statements of operations and comprehensive (loss) income.

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total

April 30, 2023
Liabilities:
Contingent consideration-short term	$-	$-	$-	$-
Contingent consideration-long term	$-	$-	$-	$-
Foreign exchange forward contracts	$-	$61	$-	$61

July 31, 2022
Liabilities:
Contingent consideration-short term	$-	$-	$215	$215
Contingent consideration-long term	$-	$-	$1,728	$1,728
Foreign exchange forward contracts	$-	$141	$-	$141

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

The following table provides a rollforward of the contingent consideration related to the GuruShots acquisition (in thousands):

Balance at July 31, 2022	$1,943
Change in fair value	(1,943)
Balance at April 30, 2023	$0

The overall fair value of the contingent consideration decreased by $1,943,000 during the nine months ended April 30, 2023, due primarily to the decrease in the likelihood that certain contingent milestones would be achieved.

Fair Value of Other Financial Instruments

Fair value of the outstanding foreign exchange forward contracts are marked to market price at the end of each measurement period.

The Company’s other financial instruments at April 30, 2023 and July 31, 2022 included trade accounts receivable and trade accounts payable. The carrying amounts of the trade accounts receivable and trade accounts payable approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar (USD) to Norwegian Kroner (NOK) and USD to Euro (EUR) exchange rates. The Company is party to a Foreign Exchange Agreement with WAB allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 11). The Company does not apply hedge accounting to these contracts, and therefore the changes in fair value are recorded in unaudited condensed consolidated statements of operations and comprehensive (loss) income. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at April 30, 2023, were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
May-23	225,000	2,317,545
Jun-23	225,000	2,274,975
Jul-23	225,000	2,271,285
Aug-23	225,000	2,267,100
Sep-23	225,000	2,263,388
Oct-23	225,000	2,260,238
Nov-23	225,000	2,256,750
Dec-23	225,000	2,253,285
Jan-24	225,000	2,249,730
Feb-24	225,000	2,246,265
Mar-24	225,000	2,242,823
Apr-24	225,000	2,240,550
May-24	225,000	2,237,738
Total	2,925,000	29,381,670

Settlement Date	U.S. Dollar Amount	EUR Amount
May-23	225,000	220,070
Jun-23	225,000	208,507
Jul-23	225,000	208,160
Aug-23	225,000	207,852
Sep-23	225,000	207,526
Oct-23	225,000	207,240
Nov-23	225,000	206,935
Dec-23	225,000	206,555
Jan-24	225,000	206,271
Feb-24	225,000	205,893
Mar-24	225,000	205,611
Apr-24	225,000	205,386
May-24	225,000	205,142
Total	2,925,000	2,701,147

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows:

		April 30,	July 31,
Assets and Liabilities Derivatives:	Balance Sheet Location	2023	2022
Derivatives not designated or not qualifying as hedging instruments		(in thousands)
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$61	$141

The effects of derivative instruments on the condensed consolidated statements of operations and comprehensive (loss) income were as follows:

		Three Months Ended April 30,		Nine Months Ended April 30,
Amount of Loss Recognized on Derivatives		2023	2022	2023	2022
Derivatives not designated or not qualifying as hedging instruments	Location of loss recognized on derivatives	(in thousands)		(in thousands)
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$(122)	$(154)	(58)	$(271)

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

The purchase price for the equity securities of GuruShots consists of approximately $18 million in cash paid at closing and contingent payments (the “Earnout”) of up to a maximum of $8.4 million due on each of the first and second anniversaries from the closing, payable either in cash or Class B common stock of the Company or a combination thereof, at the Company’s discretion, and subject to GuruShots achieving certain financial targets set forth in the SPA. The fair value of the earnout amount at the acquisition date was estimated at $5.9 million based on a Monte Carlo simulation model in an option pricing framework, whereby a range of possible scenarios were simulated. This fair value was reduced from $5.9 million to $1.9 million as of July 31, 2022 and further reduced to $0 as of April 30, 2023. See Note 3, Fair Value Measurements, for additional discussion of contingent consideration as of April 30, 2023.

Under the SPA, the Company agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the Earnout, subject to the acquired users generating minimum levels of Return On Ad Spend (“ROAS”) as set forth in the SPA. As of April 30, 2023, based on the Company’s assessment of ROAS, including the combination of industry-specific, macroeconomic, and geopolitical challenges that negatively impacted ROAS during the period, the Company did not make the minimum investment for the first annual period covered by the Earnout.

In addition, the Company has committed to a retention pool of $4 million in cash and 626,242 shares of the Company Class B common stock (the number of shares was determined based on a value of $4 million or $6.39 per share which was the volume weighted average closing prices of the Class B common stock on the NYSE American Exchange for the thirty trading days ended April 12, 2022) for GuruShots’ founders and employees that will be payable or vest, as applicable, over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary. On April 17, 2023, 205,618 shares were vested with a fair value of $1.93 per share.

The parties to the SPA have made customary representations, warranties and covenants therein. The assertions embodied in those representations and warranties were made for purposes of the SPA and are subject to qualifications and limitations agreed by the respective parties in connection with negotiating the terms of the SPA.

The cash purchase price and the earnout have been allocated to GuruShots’ tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as the Company obtains additional information for those estimates during the measurement period. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill which was $8.9 million at closing.

The Company recorded a measurement period adjustment of $180,000 in the three month period ended July 31, 2022 which reduced the goodwill balance from $8.9 million to $8.7 million. The Company wrote off the remaining goodwill balance and recorded a loss on goodwill impairment of $8.7 million in the three month period ended April 30, 2023 as discussed below in Note 6.

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

The cash consideration paid includes $2.7 million deposited with the escrow agent that is available to satisfy for post-closing indemnification claims made within 18 months of the acquisition date. There have been no claims made as of April 30, 2023.

The earnout amount to be paid (up to the maximum of $16.8 million) will be determined based upon the satisfaction of certain defined operational milestones and will be remeasured at fair value at each reporting period through earnings. As the fair value is based on unobservable inputs, the liabilities are included in Level 3 of the fair value measurement hierarchy. The unobservable inputs used in the determination of the fair value of the earnout which is assumed to be paid in cash include management’s reasonable assumptions about the likelihood of payment based on the satisfaction of certain defined operational milestones and discount rates based on cost of debt. Please see Note 3 for the fair value measurement.

The Company has issued 601,192 (net of forfeiture of 25,050 shares for employees who left the Company) shares of the Company’s Class B common in respect of the retention pool to the GuruShots founders and employees, which are held by a trustee based in Israel. These shares will vest, in equal tranches, over three years from April 1, 2023 assuming that the recipients remain employed by the Company or a subsidiary through the vesting dates, 205,618 shares vested on April 1, 2023. The grant date fair value of these unvested restricted stock of $4 million is not included as purchase consideration above, as it has a post-combination service requirement and will be accounted for separately from the business combination as stock compensation expense. Additionally, the founders and employees are also entitled to receive an aggregate of up to $4 million retention cash bonus over three years subject to the same continued service requirement, which was not included in the purchase price above. As of April 30, 2023, the Company has accrued $1.4 million in retention bonus which is included in accrued expenses and other current liabilities, of which $1.3 million was paid in May 2023.

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

The Company recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. The Company believes that the investment value of the future enhancement of the Company’s products and offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $8.9 million of goodwill, which was subsequent reduced by $180,000 and to $0 as discussed below in Note 6. $2.8 million of the write-off of goodwill is deductible for tax purposes.

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

Unaudited Pro Forma Consolidated Financial Information

The unaudited pro forma financial information for all periods presented below has been calculated after adjusting the results of a combined Zedge and GuruShots to reflect the business combination accounting effects resulting from this acquisition, including acquisition costs and the amortization expense from acquired intangible assets as though the acquisition occurred on August 1, 2020. The information below reflects adjustments to Zedge’s historical consolidated financial statements to give effect to pro forma events that are directly attributable to the business combination. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on August 1, 2020.

	Three Months Ended		Nine Months Ended
	April 30 (1)		April 30 (1)
	2021	2022	2021	2022
Revenue	$7,522	$7,625	$21,002	$24,134
Net income	$1,625	$571	$2,240	$2,580

1)	The fiscal year end of Zedge is July 31 and the fiscal year end of GuruShots was December 31. The pro forma financial information above has been prepared utilizing the three and nine months ended April 30th for Zedge and March 31st for GuruShots.

The unaudited pro forma financial information includes the following adjustments, net of any tax impacts:

(i)	incremental amortization expense recognized based on fair value of intangible assets recorded upon acquisition of GuruShots;

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

Transaction costs related to the acquisition of GuruShots incurred during the three and nine months ended April 30, 2022 were $0.7 million and $0.9 million, respectively. For pro forma purposes, these expenses were reclassified to the earliest period presented. The unaudited pro forma financial information is for comparative purposes only and is not necessarily indicative of what the Company’s operating results would have been had the GuruShots Acquisition taken place on August 1, 2020.

GuruShots’ operating results are consolidated with our operating results beginning on April 13, 2022. Therefore, our consolidated results of operations for the three and nine months ended April 30, 2023 may not be comparable to the corresponding periods in 2022. GuruShots’ results of operations included in our consolidated results of operations for the three and nine months ended April 30, 2022 include revenues of $0.3 million and a net loss of $0.2 million.

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

Note 6—Intangible Assets and Goodwill

The following table presents the detail of intangible assets, net as of April 30, 2023 and July 31, 2022 (in thousands):

	April 30, 2023			July 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Emojipedia.org and other internet domains acquired	6,711	783	5,928	6,711	447	6,264
Acquired developed technology	3,950	832	3,118	3,950	238	3,713
Customer relationships	7,800	818	6,982	7,800	233	7,567
Trade names	3,570	311	3,259	3,570	89	3,481
Total intangible assets	$22,031	$2,744	$19,287	$22,031	$1,007	$21,025

Estimated future amortization expense as of April 30, 2023 is as follows (in thousands):

Fiscal 2023	579
Fiscal 2024	2,315
Fiscal 2025	2,315
Fiscal 2026	2,315
Fiscal 2027	2,315
Thereafter	9,448
Total	$19,287

The Company’s amortization expense for intangible assets were $579,000 and $205,000 for the three months ended April 30, 2023 and 2022, respectively. The Company’s amortization expense for intangible assets were $1,736,000 and $429,000 for the nine months ended April 30, 2023 and 2022, respectively. There were only 18 days of intangible amortization expenses related to GuruShots in the three and nine months ended April 30, 2022 following the April 12, 2022 acquisition date.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination (see Note 5). The Company reviews goodwill yearly, or more frequently whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis.

The Company has two reporting units and assesses impairment based upon qualitative factors and if necessary, quantitative factors. A reporting unit’s fair value is determined using the income approach and discounted cash flow models by utilizing Level 3 inputs and assumptions such as future cash flows, discount rates, long-term growth rates, market value and income tax considerations. Specifically, the value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant and represents the price estimated to be received in a sale of the reporting unit in an orderly transaction between market participants at the measurement date. The Company then reconciles the values of all reporting units to the market capitalization of the Company.

Interim Impairment Assessment

The Company performs its annual goodwill impairment tests on May 1 each year (the first day of fiscal 4th quarter) based on information available as of April 30 in accordance with ASC 350-20-35-28. In light of a significant and sustained decline in the Company’s Class B common stock price, circumstances became evident that a possible goodwill impairment existed since last annual impairment test. The Company performed an interim impairment test during the quarter and concluded that the carrying value of the GuruShots reporting unit exceeded its fair value. Accordingly, the Company recorded a non-cash goodwill impairment charge of $8.7 million during the three month period ended April 30, 2023.

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended April 30, 2023 and 2022.

(in thousands)	Carrying Amounts

Balance as of July 31, 2022	$10,788
Goodwill impairment charge	(8,727)
Impact of currency translation	(191)
Balance as of April 30, 2023	$1,870

Balance as of July 31, 2021	$2,262
Goodwill acquired during the period	8,907
Impact of currency translation	(138)
Balance as of April 30, 2022	$11,031

The total accumulated impairment loss of the Company’s goodwill as of April 30, 2023 was $8.7 million. There were no accumulated impairment losses prior to the fiscal year ended July 31, 2022.

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 30,	July 31,
	2023	2022

Accrued payroll and bonuses	$2,040	$1,084
Accrued vacation	669	585
Accrued payroll taxes	272	214
Due to artists	253	301
Accrued expenses	170	262
Operating lease liability-current portion	93	142
Derivative liability for foreign exchange contracts	61	141
Accrued income taxes payable	89	169
Other	6	-
Total accrued expenses and other current liabilities	$3,653	$2,898

Note 8—Stock-Based Compensation

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

At April 30, 2023, there were 448,000 shares of Class B common stock available for awards under the 2016 Incentive Plan before accounting for the 204,000 contingently issuable shares related to the deferred stock units (“DSUs”) with both service and market conditions.

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

In our accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income, the Company recognized stock-based compensation expense for our employees and non-employees as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Stock-based compensation expense	$578	$483	$1,957	$1,291

As of April 30, 2023, the Company’s unrecognized stock-based compensation expense was $350,000 for unvested stock options, $804,000 for unvested DSUs and $2.5 million for unvested restricted stock including the $4 million portion of retention bonus to be paid in the Company’s Class B common stock in connection with the GuruShots acquisition.

In the nine months ended April 30, 2023 and 2022, awards with respect to 237,000 shares and 65,000 shares vested. In connection with this vesting, the Company purchased 6,310 shares and 16,115 shares respectively of Class B Stock from certain employees for $17,000 and $232,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

Repricing of Outstanding and Unexercised Options

On October 20, 2022, the Board unanimously approved the repricing of all outstanding and unexercised stock options granted under the 2016 Plan with exercise prices above the then current market value held by then current employees, executive officers, and consultants of the Company (the “Eligible Stock Options”). Effective October 20, 2022, the exercise price of the eligible stock options was reduced to $2.27, the closing price of its common stock on October 19, 2022. Except for the modification to the exercise price of the Eligible Stock Options, all other terms and conditions of each of the Eligible Stock Options remained in full force and effect.

Pursuant to the 2016 Incentive Plan, the Compensation Committee of the Board of Directors, as the administrator, has discretionary authority, exercisable on such terms and conditions that it deems appropriate under the circumstances, to reduce the exercise price in effect for outstanding options under the 2016 Incentive Plan. In approving the repricing, the Compensation Committee considered the impact of the current exercise prices of outstanding stock options on the incentives provided to employees and consultants, the lack of retention value provided by the outstanding stock options to employees and consultants, and the impact of such options on the capital structure of the Company. As of October, 2022, there were 532,750 stock options outstanding under the 2016 Incentive Plan, of which 191,663 outstanding stock options had exercise prices in excess of the market price of the Company’s common stock as of October 20, 2022, which is why the Compensation Committee made the determination to deem all outstanding and unexercised stock options held by current employees, executive officers, and consultants as Eligible Stock Options.

Jonathan Reich, the Company’s Chief Executive Officer, and Yi Tsai, the Company’s Chief Financial Officer, hold Eligible Stock Options exercisable for an aggregate of 64,898 and 15,000 shares of the Company’s common stock, respectively.

The option repricing resulted in incremental stock-based compensation of $87,000, of which $48,000 was recorded as expense in the nine months ended April 30, 2023, and $39,000 will be recognized as expense over the requisite service periods over which the Eligible Stock Options vest.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Basic weighted-average number of shares	14,017	14,307	14,221	14,295
Effect of dilutive securities:
Stock options	-	505	-	598
Non-vested restricted Class B common stock	-	30	-	63
Deferred stock units	-	17	-	18
Diluted weighted-average number of shares	14,017	14,859	14,221	14,974

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
Stock options	855	95	831	59
Non-vested restricted Class B common stock	426	-	426	-
Deferred stock units	237	277	237	238
Shares excluded from the calculation of diluted earnings per share	1,518	372	1,494	297

For the three and nine months ended April 30, 2023, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock and DSUs would have been anti-dilutive.

Note 10—Commitments and Contingencies

Commitments

In connection with the acquisition of GuruShots, the Company has (i) committed to a retention pool of $4 million in cash to be paid to the founders and employees of GuruShots that will be payable over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the Earnout, subject to the acquired users generating minimum levels of Return On Ad Spend as set forth in the SPA. As of April 30, 2023, based on the Company’s assessment of ROAS, including the combination of industry-specific, macroeconomic, and geopolitical challenges that negatively impacted ROAS during the period, the Company did not make the minimum investment for the first annual period covered by the Earnout.

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

Note 11—Term Loan and Revolving Credit Facilities

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank (“WAB”) for a revolving credit facility of up to $2.5 million for an initial two-year term which was extended twice for another two-year term which expired September 26, 2022 and was amended on October 28, 2022 as discussed below. The revolving credit facility was secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bore interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest was payable monthly and all outstanding principal and any accrued and unpaid interest was due on the maturity date of September 26, 2022. The Company was required to pay an annual facility fee of $10 to WAB. The Company was also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants included a prohibition on the Company paying any dividend on its capital stock. At October 27, 2022 and July 31, 2022, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

On October 28, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with WAB. Pursuant to the Amended Loan Agreement, WAB agreed to provide the Company with a new term loan facility in the maximum principal amount of $7 million for a four-year term and a $4 million revolving credit facility for a two-year term. Amounts outstanding under the term loan and credit facility of the Amended Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 0.5%, with a Prime “floor” rate of 4.00%.

Pursuant to the Amended Loan Agreement, the Company discontinued the existing $2 million revolving credit facility under the prior version of the Loan and Security Agreement. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

Pursuant to the Amended Loan Agreement, $2 million was advanced in a single-cash advance on October 28, 2022, with the remaining $5 million available for drawdown during twenty-four (24) months after closing. Each drawdown must be in an amount of not less than One Million Dollars ($1 million). On May 11, 2023, the Company entered into a Modification Agreement pursuant to which the Company agreed to modify the Amended Loan Agreement to reduce the remaining $5 million availability to $0, see Note 15.

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

The Amended Loan Agreement includes the following financial covenants:

a)	Debt Service Coverage Ratio. Zedge shall maintain, at all times, a Debt Service Coverage Ratio of no less than 1.25 to 1.00. This covenant shall be tested quarterly as of the end of each fiscal quarter.

b)	Maximum Debt to EBITDA. Zedge shall maintain, at all times, a ratio of (a) indebtedness owed by Zedge to WAB, to (b) Zedge’s EBITDA for the trailing twelve (12) month period ended on such date of determination, shall not be greater than the amount set forth under the heading “Maximum Debt to EBITDA Ratio” as of, and for each of the dates appearing adjacent to such Maximum Debt to EBITDA Ratio”.

Maximum Debt to Quarter Ending	EBITDA Ratio
October 31, 2022	1.75 to 1.00
April 30, 2023	1.75 to 1.00
April 30, 2023	1.75 to 1.00
July 31, 2023	1.75 to 1.00
October 31, 2023	1.25 to 1.00
January 31, 2024	1.25 to 1.00
April 30, 2024	1.25 to 1.00
July 31, 2024	1.25 to 1.00
Thereafter	To be agreed upon

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At April 30, 2023, there were $5.8 million of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by $585,000.

Note 12—Segment and Geographic Information

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer as of April 30, 2023. Based on the criteria established by ASC 280, Segment Reporting, the Company had one operating and reportable segment as of July 31, 2022.

Beginning in the first quarter of fiscal 2023, the Company revised the presentation of segment information to align with changes to how the Company’s CODM manages the business, allocates resources and assesses operating performance reports operating results based on two reportable segments, which are Zedge App and GuruShots.

The CODM evaluates the performance of each operating segment using revenue and income (loss) from operations. The following table provides information about the Company’s two reportable segments (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue:
Zedge App	$5,636	$5,936	$16,941	$18,879
GuruShots	1,090	294	3,668	294
Total	$6,726	$6,230	$20,609	$19,173

Segment income (loss) from operations:
Zedge App	$1,850	$1,590	$4,785	$7,285
GuruShots	(10,262)	(248)	(11,940)	(248)
Total	$(8,412)	$1,342	$(7,155)	$7,037

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

GuruShots’ operating results are consolidated with our operating results beginning on April 13, 2022. Therefore, our consolidated results of operations for the three and nine months ended April 30, 2023 may not be comparable to the corresponding periods in 2022. Please refer to the unaudited pro forma consolidated financial information contained in Note 5.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Norway, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
April 30, 2023	$7,275	$14,545	$21,820
July 31, 2022	$7,818	$15,217	$23,035

Total assets:
April 30, 2023	$27,066	$20,510	$47,576
July 31, 2022	$26,229	$28,397	$54,626

Note 13— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $324,000 and $204,000 at April 30, 2023 and July 31, 2022, respectively.

The Company has one office lease in Norway with a term that was scheduled to expire on March 31, 2024. This lease was extended on April 26, 2023 for an additional three-year term from April 1, 2024 to March 31, 2027 at a cost of approximately $83,000 per year. The lease extension resulted in the recognition of an additional right of use asset and a lease liability of $232,000 and $229,000, respectively, in the nine months ended April 30, 2023.

Except for the lease extension discussed above, there were no material changes in the Company’s operating and finance leases in the nine months ended April 30, 2023, as compared to the disclosure regarding such leases in the Company’s 2022 Form 10-K.

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

The Company expects its overall effective tax rate for fiscal year ending July 31, 2023 to be approximately 24% before any discrete items. During the third quarter the Company accounted for various discrete items including stock-based compensation, contingent liability and goodwill impairment which resulted in a net effective tax rate of approximately 10%.

As of April 30, 2023, the Company had $3.7 million of deferred tax assets for which it has established a valuation allowance of $1.9 million, related to U.S. federal and state taxes and for a certain international subsidiary.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway, Lithuania and Israel.

Note 15—Subsequent Events

On May 11, 2023 the Company entered into a Modification Agreement, pursuant to which the Company agreed to modify the Amended Loan Agreement on the terms and conditions set forth therein, including, without limitation, reducing the maximum amount that can be advanced in respect of the Term Loan from $7 million to $2 million, and agreed to keep cash deposit at WAB no less than 1.05 times total indebtedness to WAB. This will provide the Company with additional flexibility in cash management operations, including the ability to deposit a greater portion of funds in FDIC-insured deposits and other secure vehicles, as well as other commercial banking relationships.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from future results. Factors that may cause such differences include, but are not limited to: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price; (2) Our ability to successfully make acquisitions and/or successfully integrate acquisitions that we have made into Zedge without incurring unanticipated costs or without being subject to other integration issues that may disrupt our existing operations; (3) Delay or failure to realize the expected synergies and benefits of the GuruShots acquisition; (4) The impact of the Covid-19 pandemic on our employees, customers, partners, and the global financial markets; and (5) Russia’s invasion of Ukraine, and the international community’s response. For further information regarding risks and uncertainties associated with our business, please refer to Item 1A to Part I “Risk Factors” in the Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Form 10-K.

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

COVID-19 Update

Although the World Health Organization declared in early May of 2023 that COVID-19 no longer constitutes a public health emergency we continue to actively monitor the COVID-19 developments and potential impact on our employees, business and operations. The effects of COVID-19 did not have a material impact on our result of operations or financial condition for the three and nine months ended April 30, 2023. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, we are not able to estimate the effects COVID-19 may have on our future results of operations or financial condition.

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

The Zedge Ringtones and Wallpapers app (which is named “Zedge Wallpapers” in the App Store), which we refer to as our “Zedge App,” is a marketplace offering a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of April 30, 2023, our Zedge App has been installed nearly 609 million times since inception and, over the past two years, has had between 31.9 and 36.3 million monthly active users (“MAU”). MAU is a key performance indicator (“KPI”) that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or for a price, via ‘Zedge Premium’. In turn, our users utilize the content to personalize their phones and express their individuality.

In fiscal 2022 we introduced several new customer facing product features including ‘NFTs Made Easy’ (as discussed below) and social and community features, all meant to improve customer engagement, MAU, and revenue growth over the long term. In addition, we migrated to a new ad mediation platform – Applovin MAX. Applovin paid us a one-time $2 million integration bonus and their performance has been on-par or better than our prior platform.

The Zedge App’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App or surfing our website, the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly or annual subscription. In April 2023, we introduced a subscription tier in the iOS app. As of April 30, 2023, we had approximately 631,000 active paying subscribers.

In late 2021, we introduced ‘NFTs Made Easy’ to a limited number of Zedge Premium creators. Over time we believe this product enhancement has the potential to drive significant artist growth and revenue production. ‘NFTs Made Easy’ is an eco-friendly platform that enables artists and consumers to sell and purchase NFTs within the Zedge App even though they may lack deep knowledge and proficiency in the crypto space. All transactions are made using Zedge Credits.

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

Today, GuruShots utilizes a ‘Free-to-Play’ business model that leads to strong monetization with the purchase of resources that are used to give paying players an edge while still maintaining a fair and competitive experience for all participants. Over the past six years, the monthly average paying player spend has increased in excess of 11.7% annually to more than $51.6 per player.

As we look to the future, we are advancing several initiatives that we expect will drive user growth, increase engagement, drive in-app purchases, and advance our in-game economy. Some of these include:

●	New Gameplay Experiences. Introducing a new hybrid-casual gameplay experience that enables users to compete in short-duration photo and image competitions that are limited in size.

●	On-Boarding. Revamping the customer onboarding experience in order to maximize first time purchasers by immediately drawing new players into simplified photo competitions that are limited to a small audience taking place in a short time duration.

●	Economy. Evolving the game economy by maturing the game’s progression mechanics and features, earn and spend dynamics, and introducing soft and premium currencies tied to resources and benefits. Furthermore, we have started preliminary testing of advertising on web and expect to extend that to the mobile apps during the summer.

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

In August 2021, we acquired the assets of Emojipedia Pty Ltd (“Emojipedia”), including Emojipedia.org the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards. In April 2023, Emojipedia received approximately 49 million monthly page views and has approximately 11.9 million monthly active users as of April 30, 2023 of which approximately 55.5% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Facebook, and Twitter.

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

Key Performance Indicators (KPIs)

Zedge App-MAU and ARPMAU

The presentation of our results of operations includes disclosure of two key performance indicators – Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU) from our Zedge App. MAU is a key performance indicator that we define as the number of unique users that used our Zedge App during the previous 30-day period, which is important to understanding the size of the user base for our Zedge App which is a main driver of our revenue. Changes and trends in MAU are useful for measuring the general health of our business, gauging both present and potential users/customers’ experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement.

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

MAU decreased 0.3% in the three months ended April 30, 2023 when compared to the same period a year ago. Over the past several years, we have experienced a continuing shift in our regional customer make-up with MAU in emerging markets representing an increasing portion of our user base. As of April 30, 2023, users in emerging markets represented about 78% of our MAU as compared to 77% from a year ago. This shift impacts our business because emerging markets do not monetize as well as well-developed markets due to lower effective cost per thousand ad impressions (“eCPM”) and lower monthly and annual subscription sales in these regions coupled with lower priced subscriptions SKUs. ARPMAU for the three months ended April 30, 2023 increased 1.5% when compared to the same period a year ago.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended April 30, 2023 as compared to the same period a year ago:

	Three Months Ended April 30,
(in millions, except ARPMAU - Zedge App)	2023	2022	% Change
MAU- Zedge App	32.0	32.1	-0.3%
Developed Markets MAU - Zedge App	7.0	7.5	-6.7%
Emerging Markets MAU - Zedge App	25.0	24.6	1.6%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	78%	77%	1.9%

ARPMAU - Zedge App	$0.0531	$0.0523	1.5%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended April 30, 2023:

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

The following table shows our MAP and ARPMAP for the three months ended April 30, 2023 and 2022. Please note that we acquired GuruShots on April 12, 2022, as such, information for the three months ended April 30, 2022 is presented below as pro forma and is only used for comparative purpose.

	Three Months Ended April 30,
	2023	2022	% Change
Monthly Active Payers	6,817	8,664	-21.3%
Average Revenue per Monthly Active Payer	$53.2	$59.6	-10.7%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended April 30, 2023:

Our KPIs related to GuruShots are not based on any standardized industry methodology and are not necessarily calculated in the same manner that other companies or third parties may use to calculate these or similarly titled measures. The numbers that we use to calculate MAP and ARPMAP are derived from data that we generate internally. While these numbers are based on what we believe to be reasonable judgments and estimates for the applicable period of measurement, there are inherent challenges in measuring usage and engagement. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy.

Results of Operations

Three and nine months ended April 30, 2023 compared to three and nine months ended April 30, 2022

	Three Months Ended			Nine Months Ended
	April 30,		Change	April 30,		Change
	2023	2022	%	2023	2022	%
	(in thousands)			(in thousands)
Revenues	$6,726	$6,230	8.0%	$20,609	$19,173	7.5%
Direct cost of revenues	498	401	24.2%	1,762	1,053	67.3%
Selling, general and administrative	5,016	4,064	23.4%	16,713	9,902	68.8%
Depreciation and amortization	897	423	112.1%	2,505	1,181	112.1%
Goodwill impairment	8,727	-	nm	8,727	-	nm
Change in fair value of contingent consideration	-	-	nm	(1,943)	-	nm
(Loss) income from operations	(8,412)	1,342	-726.8%	(7,155)	7,037	-201.7%
Interest and other income, net	84	15	460.0%	196	42	366.7%
Net loss resulting from foreign exchange transactions	(84)	(125)	-32.8%	-	(220)	nm
(Benefit from) provision for income taxes	(718)	429	nm	(702)	1,676	nm
Net (loss) income	$(7,694)	$803	-1058.2%	$(6,257)	$5,183	-220.7%

nm-not meaningful

GuruShots’ operating results are consolidated with our operating results beginning on April 13, 2022. Therefore, our consolidated results of operations for the three and nine months ended April 30, 2023 may not be comparable to the corresponding periods in 2022. Please refer to the unaudited pro forma consolidated financial information contained in Note 5 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Revenues

The following table sets forth the composition of our revenues for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2023	2022	% Changes	2023	2022	% Changes
Zedge App	(in thousands)			(in thousands)
Advertising revenue	$4,572	$4,842	-5.6%	$13,691	$15,439	-11.3%
Paid subscription revenue	832	910	-8.6%	2,598	2,823	-8.0%
Other revenues	232	184	26.1%	652	617	5.7%
Total Zedge App revenue	5,636	5,936	-5.1%	16,941	18,879	-10.3%
GuruShots
Digital goods and services	1,090	294	nm	3,668	294	nm
Total revenue	$6,726	$6,230	8.0%	$20,609	$19,173	7.5%

nm-not meaningful

Advertising revenue. Advertising revenue decreased 5.6% and 11.3% in the three and nine months ended April 30, 2023, respectively, compared to the three and nine months ended April 30, 2022, primarily due to the decline in MAU in well-developed markets and lower eCPM which have suffered due to the downturn in the global economic conditions.

Paid subscription revenue. We offer users of our Zedge app a subscription option where they can pay a monthly or annual fee to remove unsolicited ads when using our Zedge app. We employ a regional pricing strategy in order to improve conversions. The United States constitutes our largest subscriber base and we generally charge $0.99 per month and $4.99 per year. Pricing in other markets is based on local conditions. We generated $0.8 million and $2.4 million in gross prepaid subscription revenue in the three and nine months ended April 30, 2023 compared to $0.9 million and $2.7 million in the three and nine months ended April 30, 2022. The 7% and 10% decline in gross prepaid subscription sales for the three and nine months ended April 30, 2023 when compared to the same periods a year ago was primarily attributable to the decline in MAU in well-developed markets between the comparative periods. We expect that from time to time the prices of our subscription in each country/region may change and we may test other plan and price variations.

In late April 2023, we rolled out an ad-free subscription offering on the iOS platform which generated immaterial gross and net subscription revenue for the three months ended April 30, 2023.

The following table summarizes subscription revenue for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except revenue per subscriber and percentages)
Revenues	$832	$910	-8.6%	$2,598	$2,823	$-8.0%
Active subscriptions net decrease	(23)	(49)	-53.2%	(61)	(39)	56.5%
Active subscriptions at end of period	631	713	-11.5%	631	713	-11.5%
Average active subscriptions during the period	642	718	-10.6%	663	747	-11.3%
Average monthly revenue per active subscription	$0.43	$0.42	2.4%	$0.44	$0.42	$4.8%

Zedge Premium. Gross transaction value (the total sales volume transacting through the platform), or “GTV,” was flat in the three months ended April 30, 2023 and decreased 1.1% in the nine months ended April 30, 2023, compared to the same periods a year ago. Net revenue increased 26.9%% and 6.1%, respectively, in the three and nine months ended April 30, 2023 compared to the same periods a year ago, primarily attributable to lower Breakage in the prior year periods.

The following table summarizes Zedge Premium gross and net revenue for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2023	2022	% Changes	2023	2022	% Changes
	(in thousands)			(in thousands)
Zedge Premium-gross revenue (“GTV”)	$410	$410	0.0%	$1,160	$1,173	-1.1%
Zedge Premium-net revenue	$231	$182	26.9%	$647	$610	6.1%
Gross margin	56%	44%		56%	52%

Digital goods and services. GuruShots recognizes revenue at the time of purchase because the overwhelming majority of users purchase game resources when they use them at a rate that exceeds the rate in which they earn them for free through participation. Game resources revenue were $1.1 million and $3.7 million for the three and nine months ended April 30, 2023, respectively, compared to $1.5 million and $5.1 million for the three and nine months ended April 30, 2022, a decline of 29.8% and 28.3% respectively. The decline in revenue were primarily due to lower MAP and lower ARPMAP, please see GuruShots’ KPIs discussion above.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended April 30,			Nine Months Ended April 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Direct cost of revenues	$498	$401	24.2%	$1,763	$1,053	67.4%
As a percentage of revenues	7.4%	6.4%		8.6%	5.5%

Direct cost of revenues increased 24% and 67% in the three and nine months ended April 30, 2023, respectively, compared to three and nine months ended April 30, 2022. The increase in the direct cost of revenues is a result of consolidating GuruShots’ infrastructure costs in the current year periods. On a sequential basis, direct cost of revenues decreased 21% from the three months ended January 31, 2023 to the three months ended April 30, 2023 primarily due to the revamping of our backend infrastructure in both Zedge App and GuruShots as part of the cost reduction initiatives.

As a percentage of revenue, direct cost of revenues in the three and nine months ended April 30, 2023 were 7.4% and 8.6%, respectively, compared to 6.4% and 5.5% in the three and nine months ended April 30, 2022. The higher percentages in the current periods were primarily due to the inclusion of GuruShots’ operating results since April 13, 2022.

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

	Three Months Ended April 30,			Nine Months Ended April 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
Selling, general and administrative	$5,016	$4,064	23.4%	$16,712	$9,902	68.8%
As a percentage of revenues	74.6%	65.2%		81.1%	51.6%

SG&A expense increased 23.4% and 68.8% in the three and nine months ended April 30, 2023, respectively, compared to the three and nine months ended April 30, 2022. GuruShots’ SG&A accounted for the majority of the increase. The remaining increase can be attributed to higher compensation costs resulting from additional headcount and salary increases, higher stock-based compensation as discussed below, and higher professional fees, higher paid user acquisition expenses, partially offset by reductions in certain discretionary expenses.

As a percentage of revenue, SG&A expense in the three and nine months ended April 30, 2023 were 74.6% and 81.1% respectively, compared to 65.2% and 51.6% in the three and nine months ended April 30, 2022, primarily due to the addition of GuruShots which has higher SG&A expenses relative to its revenue base.

Global headcount as of April 30, 2023 totaled 96 (including 31 from GuruShots) compared to 94 (including 30 from GuruShots) as of April 30, 2022 with the majority of our employees currently based in Lithuania and Israel.

SG&A expense also included stock-based compensation expense including equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401(k) matching contributions. The following table summarizes stock-based compensation expense for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Stock-based compensation expense	$578	$483	19.6%	$1,957	$1,291	51.6%

Stock-based compensation expenses increased 19.6% and 51.6% in the three and nine months ended April 30, 2023, respectively, compared to the three and nine months ended April 30, 2022. The increase was primarily attributable to the amortization of the restricted stock (with a grant date fair value of $4 million) issued in connection with the GuruShots acquisition. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 8 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Goodwill impairment. We performed an interim impairment assessment during the quarter and determined that the fair value of the GuruShots reporting unit exceeded its carrying value and took a $8.7 million goodwill impairment charge in the three months ended April 30, 2023. Please see Note 6 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q for a discussion of the Company’s interim impairment test and the non-cash impairment charge recorded.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of intangible assets in connection with the GuruShots and Emojipedia acquisitions as more fully described in Note 5 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q, and capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

	Three Months Ended April 30,			Nine Months Ended April 30,
(in thousands)	2023	2022	% Change	2023	2,022	% Change
Depreciation and amortization	$897	$423	112.1%	$2,505	$1,181	112.1%
As a percentage of revenues	13.3%	6.8%		12.2%	6.2%

Depreciation and amortization expenses increased 112.1% in both three and nine months ended April 30, 2023 compared to the three and nine months ended April 30, 2022. This increase was primarily attributable to the amortization of intangible assets related to the acquisition of GuruShots which were $467,000 and $1.4 million for the three and nine months ended April 30, 2023, respectively.

In December 2019, the Company launched ’Shortz’ an entertainment app offering serialized, short-form fiction rendered in both text-message and audio formats available across both Android and iOS. Shortz did not gain much traction with the Company’s users, and on March 8, 2023, the Company turned off the app and removed it from Google Play and Apple’s App Store. The Company wrote off the remaining unamortized capitalized software development costs of approximately $124,000 in the third quarter ended April 30, 2023.

Interest and other income, net. Interest and other income, net in the three and nine months ended April 30, 2023 increased significantly when compared to the prior year periods due to higher interest rates earned on our cash balances.

	Three Months Ended April 30,			Nine Months Ended April 30,
(in thousands)	2023	2022	% Change	2023	2,022	% Change
Interest and other income, net	$84	$15	460.0%	$196	$42	366.7%
As a percentage of revenues	1.2%	0.2%		1.0%	0.2%

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended April 30,			Nine Months Ended April 30,
(in thousands)	2023	2022	% Change	2023	2,022	% Change
Net loss resulting from foreign exchange transactions	$(84)	$(125)	-32.8%	$-	$(220)	nm
As a percentage of revenues	-1.2%	-2.0%		0.0%	-1.1%

In the three and nine months ended April 30, 2023, we realized losses of $122,000 and $58,000, respectively from NOK and EUR hedging activities, compared to losses of $154,000 and $271,000 in the three and nine months ended April 30, 2022 due primarily to the strengthening of the US dollar against NOK, as more fully described in Note 4 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

(Benefit from) provision for income taxes. The tax expense consists of federal and state taxes based on taxable income and allocated net worth and certain income taxes payable in foreign jurisdictions where our subsidiaries reside.

	Three Months Ended April 30,			Nine Months Ended April 30,
(in thousands)	2023	2022	% Change	2023	2022	% Change
(Benefit from) provision for income taxes	$(718)	$429	nm	$(702)	$1,676	nm
As a percentage of revenues	-10.7%	6.9%		-3.4%	8.7%

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

The Company expects its overall effective tax rate for fiscal year ending July 31, 2023 to be approximately 24% before any discrete items. During the third quarter the Company accounted for various discrete items including stock-based compensation, contingent liability and goodwill impairment which resulted in a net effective tax rate of approximately 10%.

As of April 30, 2023, the Company had $3.7 million of deferred tax assets for which it has established a valuation allowance of $1.9 million, related to U.S. federal and state taxes and for a certain international subsidiary.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway, Lithuania and Israel.

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge App and GuruShots segment income (loss) from operations for the three and nine months ended April 30, 2023 and 2022:

	Three Months Ended April 30,		Change	Nine Months Ended April 30,		Change
	2023	2022	%	2023	2022	%
	(in thousands)			(in thousands)
Segment income (loss) from operations:
Zedge App	$1,850	$1,590	16.4%	$4,785	$7,285	-34.3%
GuruShots	(10,262)	(248)	4037.9%	(11,940)	(248)	4714.5%
Total	$(8,412)	$1,342	-726.8%	$(7,155)	$7,037	-201.7%

 For the three and nine months ended April 30, 2023, our income from operations related to the Zedge App increased 16.4% in the three months ended April 30, 2023 and decreased 34.3% in the nine months ended April 30, 2023, compared to the three and nine months ended April 30, 2022. The 16.4% improvement in income from operations was primarily due to the $744,000 GuruShots transaction expense incurred in prior year quarter. The 34.3% decrease in income from operation for the nine months ended April 30, 2023 was largely due to 1) lower advertising revenue resulting from MAU decline in well-developed countries and lower eCPM and 2) higher operating expenses attributable to higher compensation costs (including stock-based compensation), higher professional fees and higher paid user acquisition expenses in Zedge App.

For the three and nine months ended April 30, 2023, our loss from operations related to GuruShots was $10.3 million and $11.9 million, respectively. Excluding goodwill impairment charge of $8.7 million and changes in fair value of contingent consideration of $1.9 million, loss from operations related to GuruShots would have been $1.6 million and $5.1 million for the three and nine months ended April 30, 2023, respectively. GuruShots continued to underperform due primarily to lower revenue from existing users and adding fewer new users to the platform which resulted in lower MAP and lower ARPMAP when compared to prior periods.

GuruShots’ operating results are consolidated with our operating results beginning on April 13, 2022. Therefore, our consolidated results of operations for the three and nine months ended April 30, 2023 may not be comparable to the corresponding periods in 2022. Please refer to the unaudited pro forma consolidated financial information contained in Note 5 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

General

At April 30, 2023, we had cash and cash equivalents of $18.1 million and working capital (current assets less current liabilities) of $15.0 million, compared to $17.1 million and $11.2 million, respectively, at July 31, 2022. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending June 14, 2024. We also maintain a term loan and a revolving credit facility of up to $11 million in aggregate (reduced to $6 million as of May 11, 2023), including a foreign exchange contract facility of up to $6.5 million with WAB, as discussed below in Financing Activities and in Note 11 and Note 15 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following tables present selected financial information for the nine months ended April 30, 2023 and 2022:

	Nine Months Ended April 30,
(in thousands)	2023	2022	$ Changes
Cash flows provided by (used in):
Operating activities	$2,743	$11,314	$(8,571)
Investing activities	(2,129)	(18,807)	16,678
Financing activities	528	(225)	753
Effect of exchange rate changes on cash and cash equivalents	(160)	(95)	(65)
Increase (decrease) in cash and cash equivalents	$982	$(7,813)	$8,795

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities decreased $8.6 million in the nine months ended April 30, 2023 to $2.7 million from $11.3 million in the nine months ended April 30, 2022, primarily attributable to the net loss incurred in the current period and changes in assets and liabilities.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $0.7 million to $3.1 million at April 30, 2023 from $2.4 million at July 31, 2022, primarily due to higher revenue in the preceding two months ended April 30, 2023 when compared to the same period ended July 31, 2022.

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

Financing Activities

On October 28, 2022, we entered into an Amended Loan Agreement with WAB. Pursuant to the Amended Loan Agreement, WAB agreed to provide the Company with a new term loan facility in the maximum principal amount of $7 million for a four-year term and a $4 million revolving credit facility for a two-year term. In conjunction with the closing of the credit facilities, $2 million was advanced in a single-cash advance on the same day, with the remaining $5 million available for drawdown during twenty-four (24) months after closing. Each drawdown must be in an amount of not less than $1 million.

On May 11, 2023, we agreed to reduce the maximum principal amount from $7 million to $2 million, please see Note 15 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

In the nine months ended April 30, 2023 and 2022, we purchased 6,310 shares and 16,115 shares, respectively, of Class B common stock from employees for $17,000 and $232,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs. In connection with the share repurchase program as discussed below, we bought back 680,594 shares for approximately $1.4 million in the nine months ended April 30, 2023, including commission and banking fees of approximately $14,000.

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

In the nine months ended April 30, 2023, three customers represented 24%, 18% and 10% of our revenue. In the nine months ended April 30, 2022, three customers represented 29%, 19% and 13% of our revenue. At April 30, 2023, three customers represented 32%, 21% and 10% of our accounts receivable balance. At July 31, 2022, two customers represented 40% and 19% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At April 30, 2023, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the nine months ended April 30, 2023, we issued 29,820 shares of our Class A common stock upon the vesting and settlement of DSUs issued under our 2016 Incentive Plan.

The foregoing issuances did not involve any underwriters, any underwriting discounts or commissions, and were covered by a Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Act”).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the share repurchase activity for the three months ended April 30, 2023:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of	May Yet Be
	Total Number of Shares	Average Price Paid	Publicly Announced	Purchased Under
Period	Purchased	Per Share (1)	Programs (2)	the Program (2)
	(in thousands)		(in thousands)	(in thousands)
February 1 - 28, 2023	-	$-	-	$2,030
March 1 - 31, 2023	92	$1.88	92	$1,858
April 1 - 30, 2023	147	$2.00	147	$1,564
Total	239		239

(1)  The average price paid per share includes any broker commissions.

(2) In October 2021, our board of directors authorized a repurchase program of up to 1.5 million shares of our Class B common stock at a maximum aggregate purchase price of $3.0 million. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of its shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion.

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

ZEDGE, INC.

June 14, 2023	By:	/s/ JONATHAN REICH
Jonathan Reich
Chief Executive Officer

June 14, 2023	By:	/s/ YI TSAI
Yi Tsai
Chief Financial Officer