Form 10-K
period 2023-07-31
Zedge, Inc.
filed 2023-10-30
CIK 1667313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended July 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $2.20 per share, as reported on the New York Stock Exchange, was approximately $27 million.

As of October 27, 2023, the registrant had outstanding 524,775 shares of Class A common stock and 13,829,798 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 17, 2024, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Zedge, Inc.

i

PART I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, collectively. Our fiscal year runs from August 1 through July 31. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2023 refers to the fiscal year ended July 31, 2023).

Item 1. Business

Company Overview

Zedge builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper maker, GuruShots, a skill-based photo challenge game, and Emojipedia, the #1 trusted source for ‘all things emoji’. Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce.

We are part of the ‘Creator Economy,’ where over 1 billion people create and share their content across social platforms, mobile, and video games, and content marketplaces. According to Linktree, over 200 million identify as creators, people who use their influence, skill, and creativity to amass an audience and monetize it. Furthermore, TechCrunch reports that 12% of full-time creators earn more than $50,000 per year, while Influencer Hub reports 10% of influencers earn more than $100,000 per year. We view the Creator Economy as an opportunity for Zedge to expand its business, especially as we execute by connecting our gamers with our marketplace.

The Zedge Ringtones and Wallpapers app (which is named “Zedge Wallpapers” in the App Store), which we refer to as our “Zedge App,” offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of July 31, 2023, our Zedge App has been installed nearly 621 million times since inception and, over the past two fiscal years, has had between 30.8 and 36.3 million monthly active users (“MAU”). MAU is a key performance indicator (“KPI”) that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or for a price, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content (i.e., for purchase). In turn, our users utilize the content to personalize their phones and express their individuality.

In fiscal 2023, we introduced pAInt, a generative AI wallpaper maker in the Zedge App. A generative AI wallpaper maker is an implementation of artificial intelligence software that can create images from text descriptions. To interface with a generative AI image maker, a user enters a text description of the image they want to create, and the software generates an image based on that description. In addition, we upgraded Zedge+, our paid subscription offering by bundling together an ad-free experience with value adds making the offering more compelling.

In fiscal 2022 we introduced several new customer facing product features and social and community features, all meant to improve customer engagement, MAU, and revenue growth over the long term.

The Zedge Marketplace’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app (or web-based) sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly or annual subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of July 31, 2023, we had 638,000 active paying subscribers.

In late 2021 we introduced NFT functionality to a limited number of Zedge Premium creators via ‘NFTs Made Easy’. All NFT Made Easy transactions are made using Zedge Credits.

We often refer to our freemium ringtones and wallpapers, our subscription offering, the functionality for creators to market their products and ancillary offering and features, both in our Zedge App and website as our Zedge Marketplace.

In April 2022, we acquired GuruShots Ltd (“GuruShots”) a recognized category leader focused on gamifying the photography vertical. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 750,000 thousand photographs and casting close to 4 billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

Today, GuruShots utilizes a ‘Free-to-Play’ business model that leads to strong monetization with the purchase of resources that are used to give paying players an edge while still maintaining a fair and competitive experience for all participants. Over the past seven years, the monthly average paying player spend has increased in excess of 11.6% annually to more than $51.3 per player.

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

In August 2021, we acquired Emojipedia Pty Ltd (“Emojipedia”), the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news, as well as World Emoji Day and the annual World Emoji Awards. In July 2023, Emojipedia received approximately 45 million monthly page views and has approximately 9.7 million monthly active users as of July 31, 2023 of which approximately 50.3% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Meta, and X, formerly known as Twitter.

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

Our Strategy

Our vision is to provide tools that enable easy and high-quality digital content creation, connect the creators together with friendly competitions and expose the content to communities of prospective consumers in order to drive commerce.

Our Strategic Flywheel

Our long-term strategy calls for creating a flywheel that leverages the synergies of content creation, gaming and marketplaces by empowering consumers with easy-to-use content creation utilities whose output can be used to engage across a multitude of online and mobile platforms including social networks, messaging, and gaming as well as for commerce purposes. This is unlike the existing dynamic that many gaming platforms offer to players, who can create and sell virtual goods that are valuable only within the context of that particular ecosystem. Although the foundation of our strategy is currently centered around the Zedge Marketplace and GuruShots, over time we expect to expand into other content verticals that have relevance beyond gameplay.

Using our current products as an example, GuruShots is a skill-based game that attracts creators (mainly, amateur photographers) with friendly photo competitions in which they compete to gain recognition and pedigree. We believe that adding the ability to sell their content to Zedge Marketplace’s 30+ million MAU is an attractive benefit that enables players not only to have fun, but also to earn money while doing so. This dual purpose will likely improve user growth, engagement, retention, and monetization while simultaneously expanding our relevance to a broader community interested in high-quality photographs. If our strategy is correct, we will have a flywheel that drives the aforementioned KPIs while also enabling us to expand into new verticals (through internal development or acquisition), gamify them, and add new content to our marketplace.

Executing this strategy calls for concentrating our efforts on the following goals:

●	Continue growing our user base, profitably. We expect to continue devoting resources to growing our user base profitably by:

○	studying our users’ needs and enhancing our products to meet those needs;

○	developing and offering new features and services that are attractive to both new and existing users;

○	investing in paid user acquisition campaigns that yield profitable customers, based on empirical data and focused, primarily, on well-developed markets; and

○	expanding our reach by collaborating with strategic partners.

●	Improve monetization. Continue developing monetization methods that will help us grow, including advancements of the in-app economy, NFTs, subscription models, e-commerce, and new advertising products, implementations, and optimizations. We believe that our products and customer base are attractive to advertisers, brands, artists, and players and will yield new monetization opportunities. In addition, we expect that we will be able to capitalize on cross marketing our suite of products to this customer base.

●	Continue to invest in product and technology investment in and across our product suite. We plan to make continued, selected investments in product feature sets and functionality in order to both maintain our existing user base and attract new users. In addition, we envision applying our product expertise to verticals that we currently do not have in our portfolio. For example, we are in the midst of a soft launch of a new mobile game, AI Art Master, which enables players to create generative AI images and compete in themed based competitions with these images, as well as gamifying the Zedge App.

●	Better utilize data to improve user acquisition and customer engagement. We plan to better utilize data to improve the user experience, scale profitable user acquisition and improve the use of our product through personalized recommendations and content feeds, enhanced search and content discovery, and optimized pricing.

●	Build our marketplace into a compelling platform for artists and creators. Our goal is to build our marketplace into one that artists view as prioritizing their needs and addressing all aspects of their marketing and revenue generation goals including, but not limited to, ease in managing their virtual storefront, promotion, education, reporting, and distribution.

●	Increase our marketing efforts. We plan to build a full-stack marketing team, increase our paid user acquisition investment, build and/or buy data analytic tools that provide valuable insights into our marketing initiatives, focus on the evolving field of search engine optimization, and app store optimization.

●	Diversify our revenue stack. Historically, the majority of our revenue has been derived from advertising. We plan to diversify our revenue by advancing our existing subscription offering as well as introducing new subscription offers, introducing advertising into GuruShots and evolving our in-app economy. Furthermore, we expect to test a print on demand offering. We also have a set of product initiatives specific to Emojipedia that will enable new revenue streams from this asset.

●	Selectively pursue strategic investments, partnerships, and acquisitions. On a selective basis, we will look to invest in, partner with, or purchase entities that can provide synergistic growth opportunities for our Zedge Marketplace and otherwise. For example, in April 2022 we acquired GuruShots and in August 2021 we acquired Emojipedia. Each of these acquisitions offers new growth opportunities both on a stand-alone basis as well as on an integrated and synergistic basis that we believe can impact our business in a materially positive fashion.

Our Competitive Advantages

We believe that the following competitive strengths will drive the growth of our business:

●

Large, global customer base. We benefit from having a large customer base. As of July 31, 2023, the Zedge App had 30.9 million MAU, of which approximately 22% were in well-developed markets and 78% were in emerging markets. Typically, customers in well-developed markets monetize at a material premium when compared to those in emerging markets. The Android version of the Zedge Marketplace App is available in 17 languages and Emojipedia is available in 19 languages. We possess a highly diversified portfolio of content and attribute this in part to our global reach which makes us attractive to creators interested in meeting various customer tastes and preferences. In addition, our diverse customer base attracts advertisers seeking customers that have adequate disposable income to purchase their products and services. Our Zedge Marketplace’s large customer base is also a draw to artists and brands looking to market their content to a critical mass of users.

●	Leading global provider of mobile personalization content. The Zedge App has a global customer base of approximately 30.9 million MAU as of July 31, 2023, enabling users to easily personalize their mobile phones with a wide variety of free, high-quality ringtones, wallpapers, notification sounds, video wallpapers, custom app icons (only available for iOS), as well as create bespoke wallpapers with pAInt, our generative AI wallpaper maker. We believe that the Zedge Marketplace is well positioned for continued leadership in the personalization space.

●	Deep Knowledge of Gaming. We have leaders with years of experience in building and operating games of skill across digital platforms including iOS, Android, and web. We intimately understand game design, onboarding, game mechanics, LiveOps, feedback loops, in-game resource balancing, scarcity, and how to make a game fun, challenging, and fair.

●	Extensive Experience Combining Gaming and a Real-World Activity. We have years of experience in combining game dynamics with a real-world activity. In the case of GuruShots the real-world activity is photography. Successfully combining these is non-trivial and requires a great deal of expertise and understanding that the team has acquired over the years.

●	High-quality products. We do our best to provide our customers with high-quality products and superior user experiences. We prioritize our customers’ needs and believe that this focus is critical for our long-term growth and expansion. We invest significant resources in product development, design, and usability. We beta test product enhancements extensively and closely monitor customer feedback to ensure that we meet users’ needs. To date, our Zedge App has received more than 11 million reviews in Google Play where it boasts a 4.6 star rating out of a maximum of 5 stars. GuruShots has a 4.5 star rating in the App Store albeit from a universe of several thousand reviews.

●	Human Capital. We have a team of highly experienced professionals that take pride and ownership in their work product. Our diverse employee base is passionate about our product suite and its mission to make our strategy a reality. Our culture is founded on respect and empowerment which are critical in light of us having offices in four different countries with a hybrid in-person work attendance policy. We strive to create an environment where our employees can be autonomous and creative. Our people possess deep expertise in product design and management, development, marketing, monetization, data and analytics and operations.

●	Management team. We have an experienced management team with longstanding tenure with the company and deep knowledge of the mobile app landscape who are highly focused on execution. Our core management team possesses a solid understanding of the mobile app industry, product design and development, operations, and monetization. Collectively, our management team has a proven ability in building and scaling a business and pursuing opportunities with a manageable risk profile.

●	Large and diverse content catalog. Our large and diverse catalog of content includes wallpapers, ringtones, notification sounds, video wallpapers, photographs, and emojis. With artists and contributors spanning the globe, we have assembled a vast array of both User Generated (“UGC”) and licensed content to meet the needs of our users.

●	Scalable and Reliable Technology and infrastructure. Our products are built upon scalable technology and infrastructure that reliably serves tens of millions of MAU, globally. We use a combination of off-the-shelf and proprietary technologies and infrastructure solutions that scale efficiently to meet the needs of our large customer base.

Competition

We face competition in all aspects of our business and especially from other digital marketplaces and gaming companies. In running our business, we need to account for:

●	Consumers. We compete for consumers’ leisure time, attention, and spending versus alternative forms of entertainment that are available to them as well as against online platforms and marketplaces that offer utility and content for mobile phone personalization.

●	Content creators. There are many online platforms that offer content creators an eco-system in which they can make their content available to consumers. Some of these platforms may have better incentives, paid or other, that may potentially make them more attractive than our marketplace.

●	Advertisers. We face significant competition in securing spend from advertisers.

●	Other Game Developers. Game developers that offer more engaging and interesting games. These competitors, many of whom we may not be aware of, may be more proficient at capitalizing on user acquisition channels in order to gain access to large user bases and their network effects to expand virally and quickly.

●	Alternative options and products for mobile personalization, generative AI image creation, games and emojis. There are many other marketplaces and platforms that offer mobile personalization content, generative AI creation tools, games, and emoji resources, some of whom are better funded than we are. We believe that we possess a competitive advantage because of our:

○	large user base;

○	“one-stop shop” approach to mobile personalization and creation features, which avails customers with a wide array of ringtones, wallpapers, notification sounds, and video wallpapers within the same Android app;

○	flexibility that allows the customer to selectively choose what they would like to personalize without handing over the core elements of the native operating system to a third party and overwhelming the user with a myriad of complex options;

○	large content catalog;

○	recognized and well-respected brands;

○	proprietary recommendation engine; and

○	market ranking and longevity.

●	Rapid-Paced and Changing World of Mobile App Development. The mobile app eco-system changes quickly and regularly with new apps capturing massive audiences competing for consumers’ time, mindshare, and money. This is an ongoing competitive threat requiring us to do our best to adapt as necessary to remain relevant and meaningful.

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

During 2014 and 2015, our Zedge App introduced app icons, social sharing features, marketing automation capabilities, and expanded the number of languages supported.

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

In January 2019, we started offering freemium Zedge App Android users the ability to convert into paying subscribers in exchange for removing unsolicited advertisements from our Zedge App. As of July 31, 2023, we had approximately 638,000 active subscribers. In April 2023, we introduced a subscription tier in the iOS version of the app.

In August 2020, Jonathan Reich was promoted to Chief Executive Officer, and Yi Tsai was promoted to Chief Financial Officer.

In August 2021, we acquired Emojipedia, the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards.

In December 2021, we introduced NFT functionality to a limited number of Zedge Premium creators via ‘NFTs Made Easy’. All NFT Made Easy transactions are made using Zedge Credits.

In April 2022, we acquired GuruShots, a recognized category leader that fuses photography with mobile gaming. GuruShots, headquartered in Israel, offers a platform spanning iOS, Android, and the web that gamifies photography by providing a fun, educational, and structured way for amateur photographers – essentially anyone with a mobile phone – to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. On a monthly basis, GuruShots users currently cast close to 4 billion “perceived votes” in more than 300 competitions. GuruShots currently generates revenue from selling digital resources that, if used skillfully, can provide additional visibility to competitors’ photographs, a critical factor in securing votes for competitive ranking.

In December 2022, we introduced ‘pAInt’ our generative AI wallpaper maker within the Zedge App. pAInt enables users to create high quality images by typing a brief description of what they are interested in and tuning with different style types. In parallel with the introduction of pAInt we also rolled out another in-app currency used for creating wallpapers.

Our Technology

Our eco-system is powered by a scalable distributed platform that comprises both open source and proprietary technologies centered on content management and discovery, web and app development, data science and analytics, deep learning, mobile content/device compatibility, advertising/marketing tech, and reporting. We have built a robust platform that allows us to ideate, test, analyze, and launch where warranted by the outcome and we have embraced machine learning, including AI, throughout our technology stack in order to improve content creation, recommendations and relevancy. From an end user’s perspective, our platform minimizes response latency while factoring in cost and focuses on key areas including content creation, relevancy and discoverability. We optimize our platform by utilizing systems, algorithms, and heuristics that organize our content based on real user data and that renders the content in a relevant fashion. With GuruShots, we have added open source and proprietary technologies around gamification, including ranking algorithms that ensure fair exposure to all content in a competition, and real-time voting/ranking functionality at scale, and a personal competition recommendations system based on users’ photos and historical activity. Our infrastructure provides a fully redundant production environment in a cloud-hosted, virtual-server environment.

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

We have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India, and Canada, “We Make Phones Personal,” and “Zedge, Everything You,” “Tattoo Your Phone,” “Shortz – Chat Stories By Zedge,” and “NFTs Made Easy” in United States and a stylized “D” logo in the European Union, United Kingdom and United States. We also have applied for trademark protection for “AI Art Battles (& Design),” “pAInt,” and “Zedge pAInt” in the United States, a stylized “D” logo in Canada and India, and have obtained a copyright registration for our flagship app, Zedge. In addition, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com.

On August 1, 2021, we acquired Emojipedia. As part of this acquisition, we acquired trademark registrations for “Emojipedia” in the United States, the European Union, the United Kingdom, and Australia, and trademark registrations for “World Emoji Day” in the United States and the United Kingdom. We also acquired the following domain name registrations: www.emojipedia.com and www.emojipedia.org.

On April 12, 2022, we acquired GuruShots Ltd. As part of this acquisition, we acquired all intellectual property rights associated with, and encompassed within the GuruShots mobile and web-based applications, including the following domain name: GuruShots.com. In addition, we have obtained trademark registrations for “GuruShots” in the United States, applied for trademark protection for “GuruShots in Canada, India, the European Union and the United Kingdom, and have obtained copyright registrations for the GuruShots mobile and web-based applications.

Human Capital

Our headcount totaled 94 as of July 31, 2023, including 29 added from the GuruShots acquisition.

Facilities

As a result of the COVID-19 pandemic, we ceased having a physical office in the United States in 2020. Yet, we still address commercial operations including accounting and finance, and business development from the New York area. In 2021, our Norwegian operations moved into a smaller Trondheim, Norway facility, with approximately 4,900 square feet of space, accommodates our product, design, and technology teams, and is under lease through March 2027. In May of 2022, we entered into a one-year sublease agreement for approximately 2,300 square feet of space for our team in Vilnius, Lithuania. We lease 1,600 square feet of space in Tel Aviv, Israel that accommodates the GuruShots team. That lease is due to expire in October 2024. Our servers are hosted in leased data centers in different geographic locations in the United States.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including, but not limited to, risks regarding the following:

●	We offer a suite of freemium apps and we may not be successful in adding new users or in retaining existing users, or if our users decrease their level of engagement with our products or do not make optional purchases of tokens, resources, or content, or convert into paying subscribers and renew their paid subscriptions our revenue, financial results and business may be significantly harmed.

●	We may not be successful in acquiring a sufficient number of users that become purchasers or retain existing users who generate profitable revenue for our apps.

●	We may not manage our in-app economy well and as a result, disincentivize users from making in-app purchases. Any failure to do so could adversely affect our business, financial condition, and results of operations.

●	If we fail to attract advertisers or if advertisers reduce their spend with us, our revenues, profitability and prospects may be materially and adversely affected.

●	The digital advertising market may deteriorate or develop more slowly than expected, which could materially harm our business and results of operations.

●	A material amount of our revenue is generated from a limited number of geographies and third-party advertising demand partners. Any change to this mix could result in negatively impacting our business, financial condition, and results of operations.

●	Our apps’ user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

●	We rely on third-party platforms, such as the iOS App Store, Meta, and Google Play Store, to distribute our apps and collect revenues generated on these platforms. If these platforms adopt policies including those relating to advertising, privacy, or monetization that are counter to our strategy it could result in materially and adversely affecting our business.

●	Zedge Premium, the section of our marketplace where we offer premium content (i.e., for purchase), may not yield the strategic goals and objectives that we envision, and our revenues, profitability and prospects may be materially and adversely negatively affected.

●	If we fail to maintain and enhance our various brands, or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

●	We may not be able to effectively manage our growth or implement our future business strategies, in which case our business and results of operations may be materially and adversely affected.

●	If we fail to keep up with rapid technological changes in the internet and smartphone industries and adapt our products and services accordingly, our results of operations and future growth may be adversely affected.

●	We have offices and other significant operations located in Lithuania, Israel, and Norway, and, therefore, our results may be adversely affected by political, economic and military instability in these countries.

●	A key component of our growth strategy involves the adoption and utilization of artificial intelligence (AI), which introduces certain risks.

●	Failure to detect or prevent fraudulent activities on our platform could cause users to lose confidence in our products and harm our business.

●	Zedge may be unable to successfully integrate GuruShots into Zedge

●	Data privacy and security laws and regulations in the jurisdictions in which we do business subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties in the event of non-compliance, additionally the need to observe these regulations increases the cost of doing business and these laws and regulations are continually evolving. Compliance failure either by us or our partners, or vendors could harm our business.

●	New laws that may impact our business, such as those affecting artificial intelligence and efforts by lawmakers in various jurisdictions to regulate providers of certain online services which may apply to our business and therefore introduce additional compliance obligations and potential sanctions and penalties for failings in these areas. Monitoring (and, if applicable, complying with) these developments is likely to increase the cost of doing business and any failure to comply with new laws may harm our business and reputation.

●	Our business depends on our ability to collect and effectively use data to serve relevant advertising, deliver suitable content, and identify appropriate customer prospects, and any limitation on the collection and use of this data could significantly diminish the value of our services, cause us to lose clients, make us less attractive to prospective customers and revenues.

●	Security breaches or computer virus attacks could have a material adverse effect on our business prospects and results of operations.

●	We are controlled by our majority stockholder, which limits the ability of other stockholders to affect our management.

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

The size of our user base and our users’ level of engagement and paid conversion are fundamental to our success. Our financial performance has been and will continue to be dependent on our ability to successfully add new users, retain and engage existing users and convert them into paying users and/or subscribers. Over the past several years, we have experienced periods of growth and contraction, as well as a shift of users from well developed markets to emerging markets and we expect that the size of our user base will fluctuate over time. If consumers and/or creators do not perceive our products as useful, effective, entertaining, reliable, and/or trustworthy, we may not be able to attract or keep users or otherwise maintain or increase the frequency and duration of their engagement or the percentage of users that are converted into paying subscribers. There is no guarantee that we will not experience a decline in our user base or engagement levels. User engagement can be difficult to measure, particularly as we introduce new and different products and services and as various privacy regulations evolve. Any number of factors can negatively affect user growth, engagement and conversion, including:

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

Revenues of freemium apps and websites typically rely on a small percentage of users that convert into paying users by making in-app purchases of digital goods and/or paid subscriptions; however, the vast majority of users play for free or only occasionally make purchases or opt-in for paid subscriptions. Accordingly, only a small percentage of our users are paying users. In addition, a small portion of paying users generate a disproportionate percentage of revenue. Because of this, it is imperative for us to both retain these valuable customers and to maintain or increase their spend over time. In fiscal 2023, we experienced an 8% decline in paid subscriptions. Conversely, over the past seven years, GuruShots has successfully increased the compounded annual growth rate of monthly spending per paying player by around 11.6%. There can be no assurance that we will be able to continue to retain paying users, grow or maintain subscription levels or that paying users will maintain or increase their spending. We may experience a net decline in paying players resulting in a decrease in revenue resulting in a materially adverse outcome for our business and financial results.

We may not manage our in-app economy well and as a result, disincentivize users from making in-app purchases. Any failure to do so could adversely affect our business, financial condition, and results of operations.

Our apps are available to players for free and each brand generates a material portion of its revenue by selling digital goods and/or paid subscriptions. The perceived value of these digital goods and/or paid subscriptions can be impacted by various factors including their price, discounting policies, etc. If we fail to manage our economy well, we risk confusing or upsetting users to the point that they reduce their purchases which could negatively hurt the business.

If we fail to attract advertisers or if advertisers reduce their spend with us, our revenues, profitability and prospects may be materially and adversely affected.

In fiscal 2023, approximately 81% of our revenues (excluding GuruShots) were generated from selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our ability to sell our advertising inventory. Companies that advertise with us may choose to utilize other advertising channels or may reduce or eliminate their marketing altogether for a variety of reasons, many of which are out of our control, including, without limitation, if the demand for mobile phone personalization industry declines or otherwise falls out of favor with advertisers or consumers.

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

Further, our advertisers’ ability to effectively target their advertising to our user’s interests may be negatively impacted by the degree to which our privacy control measures that we have implemented or may implement in the future in connection with regulations, regulatory actions, the user experience, or otherwise, and our advertising revenue may decrease or otherwise be curtailed as a result. Changes to operating systems’ practices and policies, such as Apple’s deprecating the Identifier for Advertisers (“IDFA”) and Google’s Privacy Sandbox which is meant to make current tracking mechanisms obsolete, and block covert tracking techniques, like fingerprinting may also reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners. These limitations may adversely affect our advertisers’ ability to effectively target advertisements and measure their performance, which could reduce the demand and pricing for our advertising products and harm our business. As such, our digital property’s current and potential advertiser clients may ultimately find digital advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result or for other reasons.

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

In fiscal 2023, revenue from well developed economies accounted for approximately 78% of our total revenues and 51% of our total revenues were generated by three advertising demand partners. While our end users are located around the world, the revenue is generated in the United States from our advertising partners. During the past five years, we have experienced a shift in our Zedge App’s regional customer make-up with the percentage of our total MAU from emerging markets increasing, while the portion from well-developed markets is decreasing. In fiscal 2023, 78% of our Zedge App’s users were located in emerging markets with 22% of users in well-developed regions compared to 77% and 23% respectively in fiscal 2022. India comprised 28% of our MAU as of July 31, 2023. This shift has negatively impacted revenues because well-developed markets command materially higher advertising rates when compared to those in emerging markets. Although we are investing in reversing this trend, we may not be successful in this effort which may result in lower revenues and profitability. Although GuruShots’ and Emojipedia’s user bases are more heavily weighted to well-developed economies, we are still exposed to the impact of a shift in our Zedge App’s user base toward emerging markets.

Three advertising demand partners, mainly, Google, Vungle and AppLovin were responsible for 51% of overall revenue in fiscal 2023. If any of these advertising demand partners were to alter their spend on our digital properties the outcome could result in lowering revenues and profitability.

Our apps’ user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

Our apps’ user base is heavily weighted to smartphones running the Android operating system, which constituted approximately 96% of our MAU (excluding Emojipedia) as of July 31, 2023, and most of our revenues for fiscal 2023. Any significant downturn in the overall demand for Android smartphones or the use of Android smartphones could significantly and adversely affect the demand for our products and services and would materially affect our revenues.

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

In fiscal 2023, approximately 76% of our revenues excluding GuruShots were generated from advertising sales. We cannot assure you that we will be successful in diversifying our revenue mix by identifying new revenue drivers that complement our advertising-heavy business. Although the Zedge App had initial success in converting freemium users into paid subscribers, starting with zero in January 2019 and ending fiscal 2022 with approximately 692,000, we ended fiscal 2023 with 638,000 subscribers, an 8% decline and there is no guarantee that we will be successful in improving subscriber base growth or in maintaining our current subscriber base. To date, Zedge Premium has taken longer to scale than we originally anticipated. Furthermore, we are still integrating GuruShots and have not achieved its expected growth trajectory or realized synergies between GuruShots and our legacy operations. Finally, Android users constitute approximately 96% of our overall MAU and are prone to spend less money in apps than iOS and web users. Even if our new initiatives are successful on one platform we may not be able to replicate that success across other platforms.

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

We rely on third-party platforms, such as the iOS App Store, Meta, and Google Play Store, to distribute our apps and collect revenues generated on these platforms. If these platforms adopt policies including those relating to advertising, privacy, or monetization that are counter to our strategy it could result in materially and adversely affecting our business.

Our products and services depend on mobile app stores and other third parties such as data center service providers, as well as third party payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Google Play store and Apple’s App Store. While our mobile applications are generally free to download, we offer our users the opportunity to make in-app purchases and/or purchase paid subscriptions. In certain instances, we determine the prices at which these items and subscriptions are sold. These purchases are processed by Google’s and Apple’s in-app payment and subscription systems. As of July 31, 2023 we paid Google and Apple up to 30% of the revenue we generated across their respective platforms. Our cashflow may be negatively impacted if either platform changes the timing of their payments to us. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.

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

A platform provider may also change its fee structure to our disadvantage, change how we are able to advertise on the platform, limit how user information is made available to developers, curtail how personal information is used for advertising purposes, or restrict how users can share information with their friends on the platform or across platforms. For example, in April 2021 Apple released iOS 14 which started requiring users to opt in to share their IDFA with app developers, on an app-by-app basis. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the user level becomes significantly more difficult, typically resulting in higher user acquisition costs.

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

Zedge Premium, the section of our marketplace where we offer premium content (i.e., for purchase), may not yield the strategic goals and objectives that we envision.

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

The market prices of many digital assets, including NFTs, have experienced significant declines in recent periods and may continue to do so. Further declines in the market prices of digital assets could have a material adverse effect on our NFTs Made Easy offering, our financial performance, and results of our operations.

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

The market prices of many digital assets, including NFTs, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets over the course of 2017, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2018 in digital asset trading prices. These drawdowns notwithstanding, digital asset prices, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak and increased significantly again over the remainder of 2020 and the first quarter of 2021. Digital asset prices continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the fourth quarter of 2021 and 2022.

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

We have only a limited operating history, especially with respect to Emojipedia and GuruShots, upon which you can evaluate our business and prospects. Although we experienced impressive year-over-year revenue growth of 36% and 107% in fiscal 2022 and 2021 respectively, our growth in fiscal 2020 was moderate and even declined in fiscal 2019. Impacting the growth figures is the inclusion of GuruShots for all of fiscal 2023 as compared to only the final three and a half months of fiscal 2022. We have encountered and will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, like mobile apps, digital marketplaces and gaming, including the need to:

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

Although we had positive cash flow from operating activities and net earnings in fiscal 2022 and 2023, we had previously incurred, and may once again incur, net losses and experience negative cash flow from operating activities in the future and may not be able to obtain additional capital in a timely manner or on acceptable terms, or at all.

Our net loss in fiscal 2023 was $6.1 million, our net income in fiscal 2022 was $ 9.7 million, and $8.2 million in fiscal 2021. Our ability to maintain profitability and positive cash flow from operating activities depends on various factors, including but not limited to, the acceptance of our products and services by mobile phone and internet users, the growth and maintenance of our user base, user acquisition spend and associated return, our ability to maintain existing and obtain new advertisers, our ability to grow our revenues, the success of each of our digital brands as measured by their respective key performance indicators, the effectiveness of our new product initiatives, selling and marketing activities as well as control our costs and expenses. We may not be able to sustain profitability or positive cash flow from operating activities, and any such positive cash flow may not be sufficient to satisfy our anticipated capital expenditures and other cash needs. As such, we may not be able to fund our operating expenses and expenditures out of cash flows, which would require us to utilize debt or equity financing which we may not be able to secure or which we may only secure on terms that are not favorable, which may result in significant dilution or voluntary or involuntary dissolution or liquidation proceeding of us and a total loss of your investment.

Debt obligations could adversely affect our ability to raise additional capital or to fund our operations and also exposes us to interest rate risk which could negatively impact our ability to make debt service payments. In addition, we are subject to obligations and restrictive covenants under our loan from Western Alliance Bank that may curtail our ability to operate or which we may not be able to maintain compliance with.

We maintain a loan facility with Western Alliance Bank with a new term loan facility in the maximum principal amount of $2,000,000 for a four-year term and a $4,000,000 revolving credit facility for a two-year term.

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

Our effective tax rate for fiscal 2023 was 7.0% compared and 16.3% for fiscal 2022. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense. In addition, and in response to significant market volatility and disruptions to business operations resulting from the global spread of COVID-19, taxing authorities in many jurisdictions in which we operate may propose changes to their tax laws and regulations. These potential changes could have a material impact on our effective tax rate, long-term tax planning and financial results.

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

We have significant operations in Europe and Israel that are denominated in foreign currencies, primarily the Norwegian Krone, Euro and Israel Shekel, subjecting us to foreign currency risk. The strengthening or weakening of the U.S. Dollar versus these currencies impacts the expenses generated in these foreign currencies when converted into the U.S. Dollar. In fiscal 2023 and fiscal 2022, we recorded a gain of $36,000 and a loss of $281,000, respectively, from foreign currency movements relative to the U.S. Dollar. Included in these amounts were gains from hedging activities of $14,000 and losses of $368,000 in fiscal 2023 and fiscal 2022, respectively. While we regularly enter into transactions to hedge portions of our foreign currency exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

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

We may not be capable of growing our business organically or with paid marketing campaigns, attract new players and artists and/or establish cooperation with strategic partners. Our business has experienced periods of rapid growth and expansion that has placed, and continues to place, significant strain on our management and resources. We cannot assure you that these periods will recur or be sustainable. We have also acquired other companies and made asset purchases and integrating those into Zedge has placed and continues to place significant strain on management and resources. We believe that continued growth of our business will depend on our ability to successfully develop and enhance our products and services, cost efficiently attract new artists and individual creators, maintain our relationship with various artists and content partners like Google, Meta and Apple, sustain our high rankings with the leading search engines including Google, capture the changes that are taking place in the industry in a timely fashion grow our user base, retain existing users, continue developing innovative technologies in response to user demand, increase brand awareness through marketing and promotional activities, react to changes in market trends, expand into new market segments, attract new advertisers, retain existing advertisers, get users to engage with our digital properties and convert into paying users or subscribers, and take advantage of the growth in the relevant markets. We cannot assure you that we will achieve any or all of the above. In the event that we are not successful in some or all of these areas we may not be able to retain our customers and advertisers.

We need to invest in paid user acquisition in order to grow our customer base. However, we may not be able to secure new users at scale with a positive return on investment. Even if we can secure new profitable customers these customers may not mature into sustainable long-term customers.

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

During the past five years, we have experienced a shift in our Zedge App’s regional customer make-up with the portion of our total MAU from emerging markets increasing, and the portion from well-developed markets decreasing. In fiscal 2023, our Zedge App’s users in emerging markets declined by 2.4% while its users in well-developed regions declined 6.8% when compared to fiscal 2022. India comprised 28% of our MAU as of July 31, 2023. This shift has negatively impacted revenues because well-developed markets command materially higher advertising rates when compared to those in emerging markets. Although we are investing in reversing this trend, we may not be successful in this effort which may result in lower revenues and profitability.

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

Our marketing efforts to acquire new, and retain existing, customers may not be effective or cost-efficient, and may be affected by external factors beyond our control.

Maintaining and promoting awareness of our services is important to our ability to attract and retain customers. We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers and have plans to maintain and increase that focus. For example, in 2023, and 2022 our marketing expenses were approximately $3.2 million and $0.9 million, respectively, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. Our business depends on a high degree of app installs from the app stores and website traffic, which is dependent on many factors, including the availability of appealing website content and search engine optimization (“SEO”), affiliate marketing and display advertising, as well as social media and email. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives.

Our digital presence heavily depends on search engine traffic, primarily from platforms like Google. A key driver of our success in this domain is our website’s visibility and ranking in response to search queries. As search engines frequently update their algorithms, affecting our link placements and rankings we need to regularly manage our search engine optimization in order to avoid a material decrease in web traffic to our online properties. Substituting free traffic with paid alternatives could also lead to increased costs. These risks highlight the critical importance of continuous adaptation to the evolving search engine landscape and the potential consequences if we do not adequately navigate these challenges.

User acquisition of our apps depends on a host of items including and especially on paid and organic app marketing initiatives. Effective and profitable user acquisition relies on knowing how to optimize across each acquisition platform, data analysis, creatives, amongst other things. In addition, due to the changing nature of what data the platforms provide to publishers like Zedge may result in elongating testing time windows and increasing testing budgets. Taken together if we are unsuccessful in accounting for all of these items, we may be unable to recover our marketing spend and we may not acquire new customers or our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us, any of which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

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

We are attempting to expand our Zedge Premium marketplace where professional artists, individual creators and brands offer their content to our users. We aspire to be a popular destination that users turn to when looking for high quality digital content. If we are unsuccessful in meeting our goal, our business may suffer resulting in diluting our value proposition, losing MAU and having lower revenues and profits.

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

In addition to uncertainty about our ability to continue expanding and monetizing internationally, our foreign operations may subject us to additional risks including:

●	difficulties in developing, staffing, traveling to and simultaneously managing foreign operations as a result of distance, language, and cultural differences;

●	tariffs, trade barriers, customs classifications and changes in trade regulations. For example, in 2022 the United States imposed broad-ranging economic sanctions against Russia and Belarus because of Russia’s illegal invasion of the Ukraine;

●	stringent local labor laws and regulations;

●	the uncertainty of enforcement of remedies in foreign jurisdictions;

●	strict and unclear laws around data privacy;

●	longer payment cycles;

●	credit risk and higher levels of payment fraud;

●	profit repatriation restrictions and foreign currency exchange restrictions;

●	political or social unrest, economic instability, repression, or human rights issues;

●	geopolitical events, including natural disasters, acts of war and terrorism;

●	import or export regulations;

●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

●	antitrust and competition regulations;

●	potentially adverse tax developments;

●	seasonal volatility in business activity and local economic conditions;

●	economic uncertainties relating to European sovereign and other debt;

●	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;

●	laws, regulations or rulings that block or limit access to our products;

●	different, uncertain or more stringent user protection, content, data protection, privacy, intellectual property and other laws; and

●	risks related to other government regulation, required compliance with local laws or lack of legal precedent.

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

Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may adversely affect our operations.

Because a portion of our operations are conducted in Israel and certain members of our board of directors and management, as well as a many of our employees and consultants, are located in Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and other hostile non-state actors. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, these terrorists launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. As of the date of this registration statement, such attacks collectively resulted in thousands of deaths and injuries, in addition to the kidnapping of a currently indefinite number of civilians, including women and children. Shortly following the attack, Israel’s security cabinet declared war against Hamas.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations.

It is possible that other terrorist organizations will join the hostilities as well, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank.

As a result of the Israeli security cabinet’s decision to declare war against Hamas, several hundred thousand Israeli reservists were drafted to perform immediate military service. Certain of our employees and consultants in Israel have been mobilized for service in the current war against Hamas as of the date of this report, and such persons are expected may be absent for an extended period of time. As a result, our operations, including the development and launch of additional products, may be disrupted by such absences, which may materially and adversely affect our business and results of operations.

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. In response to such initiative, many individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the recent Hamas attacks and the war against Hamas declared by Israel. To the extent that any of these negative developments do occur, they may have an adverse effect on our business and our results of operations.

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

The State of Israel is currently at war with Hamas, a terrorist organization that controls the Gaza Strip and has had various armed conflicts with its neighbors as well as terrorist acts committed within Israel by hostile elements. In addition, Hezbollah, another terrorist organization based in Lebanon has been indiscriminately shelling Israel.

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

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly product managers, designers and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, and successfully integrating and retaining these employees. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

We operate a development center in Vilnius, Lithuania. If we are unable to recruit and retain well qualified candidates at an attractive rate or manage them well, our business will struggle to meet our development goals and objectives. In fiscal 2021 we adopted a “remote-first” work policy that enabled employees to work from home unless they were needed in the office. In fiscal 2023 we changed this policy to a hybrid model requiring most employees to work from the office several days a week. Although this policy has been well received by employees, it is as of yet unclear whether it will be further revised.

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

In October of 2023 Hamas, a designated terrorist organization, launched a savage terror attack in Israel along with launching thousands of rockets into Israeli sovereign territory. The State of Israel declared war against Hamas resulting in the mobilization of more than 300,000 army reserve. In addition, Hezbollah, another designated terrorist organization, based in Lebanon, has been indiscriminately shelling Israeli territory. Some GuruShots employees were impacted and the regular and consistent rocket barrage is taking a toll on productivity. Coupled with this, most, if not all, schools are along with our office closed making the work environment complex. It remains unclear how long this conflict will continue and what the impact on productivity will be.

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

In January 2022, AppLovin a mobile technology company that enables developers of all sizes to market, monetize, analyze and publish their apps through its mobile advertising, marketing, and analytics platforms consummated the acquisition of mobile monetization company MoPub from X, formerly known as Twitter. MoPub had been our ad mediation platform for the past ten years. At the time of the acquisition, AppLovin announced that it would deprecate MoPub’s mediation platform. This resulted in Zedge needing to migrate to a different mediation platform. This unanticipated migration required material resource and time investment that delayed the delivery of other product initiatives we had planned for.

We track certain key performance indicators with internal and third-party tools and do not independently verify that all of this data is accurate. Certain of these indicators may have challenges in being tracked accurately which could result in real or perceived inaccuracies that could negatively impact our business.

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

Our business is subject to economic, market, and geopolitical conditions, as well as natural disasters beyond our control and as a result we may experience a slowdown or cessation in customer growth, interruptions or delays in the services or a downturn in user. Further, our revenue is driven in part by discretionary consumer spending habits and by advertising spend. Historically, consumer purchasing and advertising spend have each declined during economic downturns and periods of economic or geopolitical uncertainty or when disposable income or consumer lending declines. Macro-economic conditions, such as a recession or economic slowdown in well developed markets, specifically, and emerging markets, more generally may result in uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spend. Uncertain economic conditions may also adversely affect our vendors making it virtually impossible to grow in the event of future economic malaise. We are particularly susceptible to market conditions and risks associated with the mobile app ecosystem, which also include the popularity, price, and timing of our apps, changes in user demographics, the availability and popularity of other forms of entertainment. Furthermore, critical reviews and general tastes and preferences may change quickly and without prior warning.

A key component of our growth strategy involves the adoption and utilization of artificial intelligence (AI), which introduces certain risks.

We currently incorporate AI into specific existing and planned products, as well as our internal operations. For instance, in fiscal 2023, we launched pAInt, a generative AI wallpaper maker within the Zedge App, and we are in the midst of a soft launch of a new mobile game, AI Art Master, which enables players to create generative AI images and compete in themed based competitions with these images. While AI offers substantial opportunities, it also carries inherent risks.

Our competitors may possess greater financial and technological resources, providing them with a competitive edge in attracting, motivating, and retaining top AI professionals. This could pose challenges in building and maintaining our AI capabilities.

Furthermore, the use of AI brings to the forefront emerging ethical concerns. Should we introduce solutions that generate content that is misleading, biased, harmful or controversial due to perceived or actual societal impact, we may face potential harm to our brand and reputation, competitive disadvantages, or even legal liabilities.

In addition, we are susceptible to competitive risks arising from the rapid adoption and integration of new technologies by established industry participants, emerging startups, and other market entrants. Over time, AI tools are likely to enhance their accuracy and ability to handle complex tasks, potentially disrupting the landscape for educational technology businesses like ours. We must remain vigilant in our efforts to predict and respond to these developments in a timely and cost-effective manner.

Moreover, staying compliant with evolving laws, regulations, and industry standards pertaining to AI may impose significant operational costs and constrain our ability to develop, deploy, or employ AI technologies. Failing to adapt appropriately to this evolving regulatory environment could result in legal liability, regulatory actions, and damage to our brand and reputation.

Our ongoing development and use of generative AI tools may result in copyright infringement claims, disputes over ownership and licensing, and potential patent infringement claims, among other things. These legal challenges could be costly to defend against, leading to substantial financial obligations and reputational damage. The evolving regulatory environment and uncertain legal precedents in this field further increase our exposure to litigation risks, which could materially affect our business, financial condition, and results of operations.

Failure to detect or prevent fraudulent activities on our platform could cause users to lose confidence in our products and harm our business.

We may be subject to fraudulent and/or malicious activities undertaken by persons seeking to use our platform for improper purposes. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent activity through our platform, which could generate revenue for the perpetrators and involve our platform in their improper activity. Detecting fraudulent or malicious activity can be difficult. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, including click fraud, we cannot guarantee that we will be fully successful in doing so. If we fail to detect or prevent fraudulent or other malicious activity, it may result in dissuading sellers and customers alike from engaging with our products and services. Any actual or alleged future fraudulent activity may damage our reputation, or diminish the value of our brand name, either of which could adversely impact our business, results of operations and financial condition.

Zedge is exposed to claims from prior owners of GuruShots objecting to the determination that the conditions for payment of the earnout for the first year following acquisition were not met, and that the user acquisition spend obligations that we have made to the sellers of GuruShots are not required.

In connection with the acquisition of GuruShots, the Company has (i) committed to a retention pool of $4 million in cash to be paid to the founders and employees of GuruShots that will be payable over three years from closing of the acquisition based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the earnout to be contingently paid to the prior owners of GuruShots subject to GuruShots maintaining agreed upon levels of return on ad spend (ROAS). GuruShots’ financial performance during the period from the April 2022 acquisition through July 31, 2023, was materially impacted by a combination of industry specific, macroeconomic, and geopolitical challenges that contributed to negatively impacting ROAS. The conditions for payment of the earnout for the first year following the acquisition were not met and no earnout payment was made or accrued.

Although we believe that we have acted in compliance with our obligations, we could be exposed to liability to the prior owners of GuruShots. One of the prior owners of GuruShots has objected to the determination that the conditions for payment of the earnout for the first year following acquisition were not met. We responded to the objection in great detail and believe the assertion to be without merit.

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

As noted above, we have responded to a claim from one of the prior owners of GuruShots, who objected to our determination that the conditions for payment of the earnout for the first year following acquisition were not met. We believe the assertion to be without merit.

A variety of new and existing U.S. and foreign government laws and regulations could subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices, in which case our business and results of operations may be materially and adversely affected.

We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations, changes in existing laws and regulations or the interpretation of them, our introduction of new products, or an extension of our business into new areas could increase our future compliance costs, make our products and services less attractive to our users, introduce litigation exposure, or cause us to change or limit our business practices. We may incur substantial expenses to comply with laws and regulations or defend against a claim that we have not complied with them. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities, penalties, taxes, fees, costs, reputational harm, competitive damage and negative publicity.

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, consumer protection, artificial intelligence and machine learning, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us or our subsidiaries of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. U.S. export control laws and regulations also impose requirements and restrictions on exports to certain nations and persons and on our business. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Any new legislation, in the U.S. or abroad, may be difficult to comply with in a timely and comprehensive manner and may expose our business to increased costs. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the U.S. or the EU, or if a court were to disagree with our application of those rules to our solutions, our potential liability for information or content created by third parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.

In addition, the Digital Millennium Copyright Act (the “DMCA”), has provisions that limit, but do not necessarily eliminate, our liability for caching, hosting, listing or linking user-generated materials that infringe copyrights, so long as we comply with the statutory requirements in the DMCA. The Communications Decency Act (the “CDA”) further helps to limit our potential liability for certain content uploaded onto our platform by third parties. For example, Section 230 of the CDA provides immunity from liability for providers of an interactive computer service who publish tortious and otherwise illegal content provided by users of the service. While the immunity provisions of the DMCA and the CDA are well established, there are regular cases seeking to limit the application of such immunity. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, every state has passed a law requiring notification, and at times, the provision of identity theft protection, to users when there is a security breach for personal data. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

In many, but not all, territories outside of the U.S. there are laws similar to the DMCA that exempt us from copyright infringement liability that may arise due to hosting user-uploaded materials. In some countries, particularly in Europe and the Asia-Pacific region, these laws are being readjusted and new, and potentially burdensome, constraints are being imposed onto service providers.

In June 2019, the European Union’s Directive on Copyright in the Digital Single Market (the “Directive”) came into effect, and each of the European Union’s members were obligated to implement the Directive by June 2021. To date, several EU Member States have implemented the Directive.

Directive Article 17 removes the shield of the current ‘hosting exemption,’ enshrined in the Electronic Commerce Directive (2000/31/EC) (the “E-Commerce Directive”), and replaces it with a principle of full liability where “online content sharing service providers” (“OCSSPs”) are concerned. This means that OCSSPs will be liable for copyright-protected material uploaded by users and must obtain authorization (i.e., a license) from the relevant rightsholders. However, Article 17 effectively creates a new liability exemption regime for OCSSPs (albeit a more onerous one than is currently provided by the E-Commerce Directive) under which OCSSPs will not be liable for the copyright-protected works that they communicate to the public provided that they cooperate with rightsholders by:

●	making best efforts to obtain the necessary authorization (i.e., a license);

●	expeditiously taking down or disabling access to content upon receiving a sufficiently substantiated notice to do so by rightsholders (i.e., similar to the existing ‘notice and take-down’ requirements);

●	making best efforts to prevent future uploads of content in respect of which they have received a notice from rightsholders pursuant to the previous requirement (i.e., a ‘notice and stay down’ requirement); and

●	making best efforts, in accordance with high industry standards of professional diligence, to ensure the unavailability of specific works in respect of which rightsholders have provided the ‘relevant and necessary information.’

The article also extends any licenses granted to OCSSPs to their users, as long as those users are not acting “on a commercial basis.”

Additionally, our increased use of artificial intelligence (“AI”), including generative AI, in our product offerings presents additional risks. Namely, uncertain legal and regulatory treatment around the provision and use of such technologies, for example in the areas of privacy and intellectual property, may create increased and uncertain litigation exposure, the possibility of regulatory scrutiny, costly compliance requirements and limit or prohibit certain of our product offerings. Compliance with these laws and regulations may be onerous and expensive, and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and the risk of liability. Any such increase in costs or increased risk of liability as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services that use AI technologies less attractive to our users, cause us to change or limit our business practices or affect our financial condition and operating results. Moreover, AI may produce content seen as infringing upon the rights of others, including with respect to copyrights. Additionally, AI may create flawed, biased, harmful, misleading, inaccurate, or unexpected outputs and content, creating risks to our business, partners, and users.

Although we have invested and continue to invest in systems and resources, which are intended to ensure that we are compliant with the requirements of the GDPR, CCPA, DMCA, the Directive and other U.S. and international laws relating to, among other things, materials that infringe on copyrights and contain other objectionable content, our systems may not be sufficient or we may unintentionally err and fail to comply with these laws and regulations which could expose us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices which could materially adversely affect our business and financial results.

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

On July 10, 2023, the European Commission adopted its adequacy decision relating to the new EU-U.S. Data Privacy Framework (“DPF”). This was followed by the UK Government’s approval of the UK extension to the DPF, which is effective as of October 12, 2023. The DPF and UK extension are now lawful means for transferring personal data from the European Economic Area (“EEA”), or the UK to the U.S. (in addition to Standard Contractual Clauses (“SCCs”)). The DPF (and the associated steps that the U.S. Government has taken in connection with the DPF) should improve the ability for personal data to flow from the EEA or UK to the U.S., however the DPF is likely to be subject to challenge and may be invalidated in the future. While this does not present an immediate risk to our business, monitoring and ensuring compliance with shifting data transfer requirements could result in additional costs incurred.

Following the Brexit, the provisions of the EU General Data Protection Regulation 2016/679 (“GDPR”) have been incorporated directly into UK law as the “UK GDPR”. In practice, there is little change to the core data protection principles, rights and obligations under UK data protection law. On June 28, 2021, the European Commission determined that the UK offers an adequate level of data protection, meaning data can continue to flow between the UK and EEA as it did prior to Brexit, in most circumstances. On March 8, 2023, the UK Parliament introduced the Data Protection and Digital Information (No. 2) Bill (“DPDI”) which is currently making its way through the UK legislative process. The DPDI proposes various amendments to the UK GDPR. Based on the DPDI’s current drafting, the amendments do not appear to present a material risk to our business as they are not considered to substantively alter the obligations placed on businesses. However, monitoring the DPDI’s progression through the UK legislative process and considering impacts it may have on our UK data protection compliance may result in additional costs. Further, to the extent that the DPDI is amended such that the changes it makes to the UK GDPR are more significant, this may present a greater risk.

In June 2018, California passed the California Consumer Privacy Act (“CCPA”), effective January 1, 2020. The CCPA is a privacy law that provides consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. Amendments to the CCPA under the California Privacy Rights Act (“CPRA”), effective January 1, 2023, expand some of the CCPA rights to residents to restrict the use of certain information. These laws may restrict our ability to use personal information in connection with our business operations, and along with other state laws, such as the California Online Privacy Protection Act, create compliance obligations. The CCPA also provides a private right of action for certain data breaches.

Additionally, alongside California, several other states have also enacted comprehensive consumer data privacy laws. These laws include the Virginia Consumer Data Protection Act, effective January 1, 2023, the Colorado Privacy Act and the Connecticut Data Privacy Act both of which become effective on July 1, 2023, and the Utah Consumer Privacy Act which will become effective on December 31, 2023. Other states, including Oregon, Montana, Iowa, Texas, Delaware, Tennessee, and Indiana have enacted comprehensive consumer data privacy laws which will become effective in the coming years. Moreover, some U.S. states have enacted narrower consumer data privacy requirements. These laws generally place limitations on the use of consumer personal information and create data privacy and protection compliance obligations for businesses covered under the law (the jurisdictional requirements of which may vary).

Furthermore, all 50 U.S. states, the District of Columbia, and the U.S. territories have enacted breach notification laws which require notification to individuals (and potentially regulators and other parties) in the event of certain data breaches impacting personal information.

Several states have enacted laws requiring businesses subject to the laws to implement cyber and data security programs. For example, New York enacted the Stop Hacks and Improve Electronic Data Security Act (SHIELD Act), effective March 2020, which requires companies with data relating to New Yorkers to adopt comprehensive cybersecurity programs. Since 2010, Massachusetts, through 201 CMR 17.00, has required companies that own or license the personal information of Massachusetts residents to develop, implement, and maintain a Written Information Security Program.

In recent years, the U.S. and European lawmakers and regulators have voiced concern about electronic marketing and the use of third-party cookies and similar technology for online behavioral advertising. In the EU, marketing is defined broadly to include any promotional material and the rules specifically on e-marketing are currently set out in the ePrivacy Directive which is expected to be replaced by a new ePrivacy Regulation. While the ePrivacy Regulation was originally intended to be adopted in May of 2018 it is still making its way through the European legislative process and has faced repeated setbacks due to an inability by the EU bodies to reach an agreement on the ePrivacy Regulation’s text. The current draft of the ePrivacy Regulation imposes strict opt-in e-marketing rules with limited exceptions for business-to-business communications and significantly increases fining powers to the same levels as the GDPR. Regulation of cookies may result in broader restrictions on our online activities, including efforts to understand followers’ internet usage and promote ourselves to them.

In addition, Lithuania, Israel, and Norway, each have unique data privacy regulations that impact how and what we can do with employee data and require local compliance efforts.

Efforts to comply with these and other data privacy and security restrictions that may be adopted could require us to modify our data processing practices and policies, increasing the cost of our operations. Failure to comply could subject us to criminal and civil sanctions and other penalties. In part due to the uncertainty of the legal climate, complying with regulations, and any applicable rules or guidance from regulatory authorities or self-regulatory organizations relating to privacy, data protection, information security and consumer protection, may result in substantial costs and may require changes to our business practices, which may limit our growth strategy, adversely impact our ability to attract or retain players, and otherwise negatively affect our business, reputation, legal exposure, financial condition and results of operations.

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

New laws that may impact our business, such as those affecting artificial intelligence and efforts by lawmakers in various jurisdictions to regulate providers of certain online services which may apply to our business and therefore introduce additional compliance obligations and potential sanctions and penalties for failings in these areas. Monitoring (and, if applicable, complying with) these developments is likely to increase the cost of doing business and any failure to comply with new laws may harm our business and reputation.

On October 19, 2022, the EU passed Regulation (EU) 2022/2065 on a Single Market for Digital Services (Digital Services Act) (“DSA”). The DSA largely comes into effect on February 17, 2024, and seeks to increase the regulatory obligations on “intermediary service providers.”

Similarly, the UK Parliament recently approved the Online Services Bill (“OSB”) which is now awaiting royal assent before becoming law (this is expected to occur in late 2023 or early 2024 with a transition period before the obligations are enforceable). The OSB regulates “user-to-user” services, e.g., services that allow content to be generated by a user and then shared and encountered by other users. The DSA and OSB impose additional obligations on covered service providers and may increase liability for such service providers in relation to content hosted and shared on their services. Our business allows users to create accounts and upload content which can then be accessed/encountered by other users. As such, we will likely incur legal costs in identifying the extent to which obligations under the DSA and OSB may impact our business and there may be ongoing compliance costs associated with these new laws (and any comparable changes in the law in other jurisdictions). Any breaches of these new laws (to the extent they apply) may also lead to penalties and reputational damage.

Furthermore, legislators’ and regulators’ future approach to artificial intelligence (“AI”) may impact our business. For example, the publication of the White House Blueprint for an AI Bill of Rights signals that operators of AI systems in the U.S. may face significant compliance obligations of a go-forward basis. Similarly, if enacted into law, the European Commission’s Artificial Intelligence Regulation (“AI Regulation”) would impose compliance obligations on operators of AI systems and introduce regulatory fines for breaches of such obligations. We currently offer a number of products, services and features that make use of AI, and we are exploring ways in which we can further utilize the technology. The full extent and applicability of potential AI laws and regulations will require monitoring to ensure we remain in compliance and any risks are appropriately mitigated.

RISKS RELATED TO CONTENT AND INTELLECTUAL PROPERTY

If we are unable to license, acquire or otherwise obtain access to compelling content and services at reasonable cost or if we do not develop or commission compelling content of our own, the number of users of the Zedge Marketplace may not grow as anticipated, or may decline, or users’ level of engagement with the Zedge Marketplace may decline, all or any of which could materially harm our business and operating results.

Our future success depends, in part, on our ability to aggregate and host compelling content and deliver that content to our users via our digital properties. We achieve this when users play our games, when artists, individual creators and brands upload their licensed content to our marketplace, or when we create content or enter into business partnerships with content owners and distribute this content in our marketplace. In addition, we commission authors to write articles for our blog.

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

We regard our trademarks, service marks, patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and patent law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary right. As of July 31, 2023, we have registered, amongst others, the following domain names: www.zedge.net, www.zedge.com, www.emojipedia.com, www.emojipedia.org, and gurushots.com. In addition, we have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India, and Canada, “We Make Phones Personal,” “Zedge, Everything You,” “Tattoo Your Phone,” “Shortz – Chat Stories by Zedge,” and “NFTs Made Easy” in the United States, a stylized “D” logo in the European Union, the United Kingdom, and United States, “Emojipedia” in the United States, the European Union, the United Kingdom, China and Australia, “World Emoji Day” in the United States and United Kingdom, and “GuruShots” in the United States. We have also applied for trademark protection for “AI Art Battles (& Design)”, “pAInt,” and “Zedge pAInt” in the United States, a stylized “D” logo in Canada and India, and “GuruShots” in Canada, India, the European Union, and the United Kingdom, and have obtained copyright registrations for the GuruShots mobile and web-based applications, and have obtained a copyright registration for our flagship app, Zedge.

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

When one uses our products and services, we may collect both personally identifiable and non-personally identifiable data about the user. This may include but is not limited to the user’s name, telephone number, email address, web cookies, Meta and other login credentials, phone model, operating system, location, Android Advertising ID (“AAID”), Apple’s Identifier for Advertising, IDFA, as well as information relating to their interaction with advertisements and content appearing within our products. Often, we use some of this data to provide a better experience for the user by delivering both relevant content and advertisements. In addition, we use some of this data to help us target prospective customers as well as for advertising reporting purposes.

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

The investment needed to eliminate or address security threats and vulnerabilities before or after a cyber-incident could be material. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers, users, or creators. As threats related to cyber-attacks continuously evolve and grow, we may also find it necessary to invest additional resources in protecting our data and infrastructure, which may impact our results of operations. Although we have insurance coverage protection against cyber-attacks, it may not be sufficient to cover all possible claims stemming from security breaches, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events, and we may suffer losses that could have a material adverse effect on our business. We could also be negatively impacted by existing and proposed laws and regulations in the United States, Lithuania, Israel, Norway the European Union, and other jurisdictions, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection.

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

Michael Jonas is our majority stockholder, Executive Chairman, Chairman of the Board and a director, and, as of October 30, 2023, had voting power over 1,918,159 shares of our Class B common stock (which includes 524,775 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 1,393,384 shares of our Class B common stock), representing approximately 57.9% of the combined voting power of our outstanding capital stock. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

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

We may experience seasonality and other fluctuations in our business, reflecting fluctuations in internet and smartphone usage and advertising. Revenues from consumer internet and mobile application products and services are typically higher in the fourth quarter of the calendar year due to increased year-end advertising and marketing budgets. Conversely, we generally experience lower advertising revenues during the first quarter of the calendar year due to weaker advertising spend following the holidays. Thus, our operating results in one or more future quarters or years may fluctuate substantially or fall below the expectations of securities analysts and investors. In such an event, the trading price of our Class B common stock may fluctuate significantly or decrease significantly.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class B Common Stock

Our Class B common stock is quoted on the NYSE American stock exchange under the trading symbol ZDGE. Trading commenced on the NYSE American on June 1, 2016. On October 26, 2023, the last sales price reported on the NYSE American for our Class B common stock was $1.95 per share.

On October 26, 2023, there were 271 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. As of October 26, 2023, all shares of Class A common stock are beneficially owned by Michael Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2023, and which is incorporated by reference herein.

Recent Sales of Unregistered Securities

None.

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

The following table summarizes the share repurchase activity for the fourth quarter fiscal of 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in thousands)		(in thousands)	(in thousands)
May 1 - 31, 2023	67	$1.98	67	$1,431
June 1 - 30, 2023	5	$2.02	5	$1,421
July 1 - 31, 2023	-	$-	-	$1,421
Total	72		72

(1)	The average price paid per share includes any broker commissions.

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

Overview

Zedge, Inc. (“Zedge”) builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper maker, GuruShots, a skill-based photo challenge game, and Emojipedia, the #1 trusted source for ‘all things emoji’. Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce.

We are part of the ‘Creator Economy,’ where over 1 billion people create and share their content across social platforms, mobile, and video games, and content marketplaces. According to Linktree, over 200 million identify as creators, people who use their influence, skill, and creativity to amass an audience and monetize it. Furthermore, TechCrunch reports that 12% of full-time creators earn more than $50,000 per year, while Influencer Hub reports 10% of influencers earn more than $100,000 per year. We view the Creator Economy as an opportunity for Zedge to expand its business, especially as we execute by connecting our gamers with our marketplace.

The Zedge Ringtones and Wallpapers app (which is named “Zedge Wallpapers” in the App Store), which we refer to as our “Zedge App,” offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of July 31, 2023, our Zedge App has been installed nearly 621 million times since inception and, over the past two fiscal years, has had between 30.8 and 36.3 million monthly active users (“MAU”), ending with 30.9 million MAU as of July 31, 2023. MAU is a key performance indicator (“KPI”) that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or for a price, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content (i.e., for purchase). In turn, our users utilize the content to personalize their phones and express their individuality.

In fiscal 2023, we introduced pAInt, a generative AI wallpaper maker in the Zedge App. A generative AI wallpaper maker is an implementation of artificial intelligence software that can create images from text descriptions. To interface with a generative AI image maker, a user enters a text description of the image they want to create, and the software generates an image based on that description. In addition, we upgraded Zedge+, our paid subscription offering, by bundling together an ad-free experience with value adds making the offering more compelling.

In fiscal 2022, we introduced several new customer facing product features and social and community features, all meant to improve customer engagement, MAU, and revenue growth over the long term.

The Zedge Marketplace monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the Zedge.net website), the in-app (or web-based) sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly or annual subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of July 31, 2023, we had approximately 638,000 active paying subscribers.

In late 2021, we introduced ‘NFTs Made Easy’ to a limited number of Zedge Premium creators. All NFT Made Easy transactions are made using Zedge Credits.

We often refer to our freemium ringtones and wallpapers, our subscription offering, the functionality for creators to market their products and ancillary offering and features both in our Zedge App and website, as our Zedge Marketplace.

In April 2022, we acquired GuruShots, a recognized category leader focused on gamifying the photography vertical. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 750,000 photographs and casting close to 4 billion “perceived votes”, which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

Today, GuruShots utilizes a ‘Free-to-Play’ business model that leads to strong monetization with the purchase of resources that are used to give paying players an edge while still maintaining a fair and competitive experience for all participants. Over the past seven years, the monthly average paying player spend has increased in excess of 11.6% annually to more than $51.3 per player.

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

Beyond our commitment to growing both the Zedge App and GuruShots on a standalone basis, we believe that there are many potential synergies that we can capitalize on that exist between the two businesses. Specifically, we plan to enable the ability for GuruShots players to become Zedge Premium artists and sell their photos to our audience of 30+ million MAU as standard digital images or NFTs. In addition, we look to benefit from the experience that the GuruShots team possesses and test gamifying the Zedge App. We believe that successful gamification can contribute to increasing engagement, retention, and lifetime value, all critical KPIs for our business. Longer term, we believe that there are complementary content verticals that lend themselves to gamification. To this end we have been developing a new hybrid casual title, ‘AI Art Master,’ which enables players to create generative AI images and compete in themed based competitions with these images. AI Art Master is currently in soft-launch in the Philippines, Poland, and India with the goal of commercial launch in late 2023 or early 2024.

In August 2021, we acquired the assets of Emojipedia Pty Ltd (“Emojipedia”), including Emojipedia.org the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards. In July 2023, Emojipedia received approximately 45 million monthly page views and has approximately 9.7 million monthly active users as of July 31, 2023 of which approximately 50.3% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Meta, and X, formally known as Twitter.

We believe that Emojipedia provides growth potential to the Zedge App, and it was immediately accretive to earnings. In the past year, we have made many changes to Emojipedia including migrating to a new ad mediation platform, overhauling its backend, and redesigning the Emojipedia website. We will continue to enhance this offering and are exploring new features including a native mobile offering as well as additional monetization opportunities.

Reportable Segments

Our business consists of two reportable segments.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, business combination, intangible and goodwill, capitalized software and technology development costs and stock-based compensation. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1, Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a complete discussion of our significant accounting policies.

Revenue Recognition

We generate revenue from the following sources: (1) Advertising; (2) Paid Subscription; (3) Other revenues including primarily Zedge Premium, the section of our marketplace where we offer premium content (i.e., for purchase), and (4) Digital Goods and Services (from the GuruShots acquisition). The substantial majority of our revenue is generated from selling our advertising inventory (“Advertising Revenue”) to advertising networks, advertising exchanges, and direct arrangements with advertisers. Our monthly and yearly subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from the Android Zedge App in January 2019 and the iOS Zedge App users that began in April 2023. In Zedge Premium, we receive 30% as a fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium. Sales and other similar taxes are excluded from revenues.

Advertising Revenue: We generate the bulk of our revenue from selling the Zedge Marketplace’s advertising inventory to advertising networks and advertising exchanges and direct sales to advertisers.

●	Advertising Networks. An advertising network is a third-party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.

●	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.

●	Direct Sales to Advertisers. In prior periods, sold, and currently retain the ability to sell, advertising directly to advertisers through contractual relationships. These relationships historically offered higher than average pricing than realized from sales via advertising networks or advertising exchanges. We had no direct sales of advertising during fiscal 2023 and 2022 and have no current expectation that this will represent a material portion of its sales in the near term.

We recognize advertising revenue as advertisements are delivered to users through impressions or ad views (depending on the terms agreed upon with the advertiser). For in-app display ads, in-app offers, engagement advertisements and other advertisements, our performance obligations are satisfied over the life of the relevant contract (i.e., over time), with revenue being recognized as advertising units are delivered, which is Zedge’s performance obligation. The advertiser may compensate us on a cost-per-impression, cost-per-click, cost-per-action basis.

Paid Subscription Revenue: Beginning in January 2019 and April 2023, we started offering monthly and yearly paid subscription services sold through Google Play and the App Store, respectively. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play and the App Store process subscription prepayment on Zedge’s behalf, and retain up to 30% as a fee. Both monthly and yearly subscriptions are nonrefundable after a period of seven days. Paid subscriptions are automatically renewed at expiration unless cancelled by subscribers. While the customer can cancel at any time, he or she will not receive any refund but will remain entitled to receive the ad free service until the end of the subscription period. revenue for these contracts is recognized on a daily ratable basis. The payment terms for subscriptions sold through Google Play is net 30 days after month-end. The payment terms for subscriptions sold through the App Store is net 45 days after month-end.

Zedge Premium: Zedge Premium is our marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits (ranging from 500 credits for $0.99 to 700,000 credits for $999.99), Google Play or App Store retains 30% of the purchase price as its fee. When a user purchases Zedge Premium content using Zedge credits, the artist or brand receives 70% of the actual revenue after the Google Play or iTunes fee (“Royalty Payment”) and we receive the remaining 30%, which is recognized as revenue.

Digital Goods and Services: GuruShots generates substantially all of its revenues by selling virtual goods (ex. power-ups, in-game resources) to its users. GuruShots distributes its game to end customers through mobile platforms such as Apple’s App Store and Google Play as well as via the web. Through these platforms, users can download the free-to-play game and can purchase virtual goods which are redeemed in the game to enhance their game-playing experience.

Players can pay for their virtual item purchases through various widely accepted payment methods offered in the game. Payments from players for virtual goods are required at the time of purchase, are non-cancellable and relate to non-cancellable contracts that specify GuruShots’ obligations and cannot be redeemed for cash nor exchanged for anything other than virtual goods within the GuruShots’ game. The purchase price is a fixed amount which reflects the consideration that GuruShots expects to be entitled to receive in exchange for use of virtual goods by its customers. The platform providers collect proceeds from the game players and remit the proceeds to GuruShots after deducting their respective platform fees. Sales and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or operating expenses. GuruShots’ performance obligation is to display the virtual goods in game play based upon the nature of the virtual item.

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

As discussed above, GuruShots concluded that revenue related to the promise of enhancing users’ gaming experience through in-game resources purchases should be recognized ratably over the period of benefit period (i.e., the period over which the enhanced gaming experience is provided). However, for practical reasons, GuruShots does not defer the portion of revenue attributable to future uses of Resources as of any given balance sheet date. This is due to the duration of the enhanced gaming experience that is provided being, in substantially all of the cases, and applying the portfolio approach (as GuruShots reasonably expects that the effects on the financial statements of applying ASC 606 guidance to the portfolio would not differ materially from applying ASC 606 guidance to the individual contracts), a very short time frame ranging from a few hours to less than two weeks. Therefore, the result of recognizing the related revenues at the point in time which user first consumes the respective Resource would yield a result that is not substantially different then ratable recognition over the period of benefit. Accordingly, revenue is recognized once the virtual goods are sold.

Gross Versus Net Revenue Recognition

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis. To the extent we act as the agent, revenue is reported on a net basis. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer.

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

We report subscription revenue gross of the fee retained by Google Play and the App Store, as the subscriber is our customer in the contract and we control the service prior to the transfer to the subscriber.

With respect to Zedge Premium, Zedge, as provider of the platform, is effectively operating as a broker or intermediary connecting online content providers with the end user. While we use gross revenue (net of the 30% fee retained by Google Play or AppStore when a user purchases Zedge Credits) as a performance metric, we record net revenue from Zedge Premium which consists of a 30% platform fee, in-app purchases profit and breakage. Content providers are paid their portion of revenue which is a 70% share of the gross revenue calculated.

Business Combinations and Contingent Considerations

We account for business combinations using the acquisition method of accounting. We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed and contingent considerations based on their estimated fair values at the relevant acquisition date. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of (loss) income and comprehensive (loss) income. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made.

For contingent consideration, we update these estimates and the related fair value of contingent consideration using a Monte Carlo simulation at each reporting period based on the estimated probability of achieving the earn-out targets and applying a discount rate that measures the risk associated with the expected contingent payments. Changes in the fair value can result from changes pertaining to the achievement of the defined milestones and changes in assumed discount rates. Changes in the fair value of contingent consideration are recorded in our consolidated statements of (loss) income and comprehensive (loss) income. To the extent our estimates change in the future regarding the likelihood of achieving these targets, we would need to record adjustments to our contingent consideration liabilities. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. See Note 3, Fair Value Measurement, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, for additional disclosure regarding fair value of financial instruments.

Intangible Assets-Net

We test the recoverability of its intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We test for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

Intangible assets are carried at cost, less accumulated amortization, unless a determination has been made that their value has been impaired. Intangible assets are amortized on a straight-line basis over their estimated useful lives of between five to fifteen years. We review identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment charges recorded in the fiscal years ended July 31, 2023 and 2022 presented in the accompanying consolidated financial statements.

Goodwill

Goodwill represents the excess of purchase price and related costs over the fair value of assets acquired and liabilities assumed of the business acquired. Under ASC 350, Intangibles-Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or if certain circumstances indicate a possible impairment may exist.

We test goodwill for impairment on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. Goodwill is assigned to our reporting units, which are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. During the annual impairment review process we have the option to first perform a qualitative assessment (commonly referred to as “step zero”) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value or to perform a quantitative assessment (“step one”) where we estimate the fair value of each reporting unit using primarily a market capitalization approach.

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

We performed an interim impairment test during the third quarter of fiscal 2023 and concluded that the carrying value of the GuruShots reporting unit exceeded its fair value. Accordingly, we recorded a non-cash goodwill impairment charge of $8.7 million during the third quarter of fiscal 2023. See Note 7, Intangible Assets-Net and Goodwill, for additional information) to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

During the Post-Implementation/Operating Stage, we expense training costs and maintenance costs as incurred. However, upgrades and enhancements, defined as modifications to existing internal-use software that result in additional functionality (modifications to enable the software to perform tasks that it was previously incapable of performing, normally requiring new software specifications and perhaps a change to all or part of the existing software specifications) are treated as though they were new projects, and are assessed utilizing the same stages and criteria on a project-by-project basis. As such, internal costs incurred for upgrades and enhancements are expensed or capitalized based on the requirements noted above, while costs incurred for maintenance are expensed as incurred. These projects are tracked individually, such that the beginning and ending of the capitalization can be appropriately established, as well as the amounts capitalized therein.

Amortization of these costs is included in depreciation and amortization in the statement of comprehensive income.

Stock-Based Compensation

We account for our share-based compensation arrangements in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period or the graded vesting method if awards with market or performance conditions include graded vesting features or if an award includes both a service condition and a market or performance condition. Stock-based compensation is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income.

See Note 1, Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, for discussion of new accounting pronouncements.

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

Impact of Israel-Hamas War

Given our operations in Israel, the impact of economic, political, geopolitical, and military conditions in the region directly affects us, including conflicts involving missile strikes, infiltrations, and terrorism. Notably, on October 7, 2023, Hamas launched attacks in southern Israel, resulting in casualties and military engagement. In addition, Hezbollah, another terrorist organization based in Lebanon has been indiscriminately shelling Israel. The extent and duration of this conflict remain uncertain, potentially involving other groups. Israel’s response led to the mobilization of reservists, affecting our workforce. Prior to this, changes in Israel’s judicial system had already raised concerns about the business environment, compounded by recent events, potentially impacting foreign investment, currency fluctuations, credit ratings, interest rates, and security markets. Furthermore, regional political unrest and threats from extremist groups, notably Iran, pose additional risks. Management and our Board of Directors are closely monitoring the situation in Israel to address potential business disruptions and implications.

COVID-19 Update

Although the World Health Organization declared in early May of 2023 that COVID-19 no longer constitutes a public health emergency we continue to actively monitor the COVID-19 developments and potential impact on our employees, business and operations. The effects of COVID-19 did not have a material impact on our result of operations or financial condition for the fiscal year ended July 31, 2023. However, given the evolution of the COVID-19 situation, and the global responses to curb its spread, we are not able to estimate the effects COVID-19 may have on our future results of operations or financial condition.

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

As of July 31, 2023 MAU declined 3.4% year over year primarily to attrition in both developed markets and emerging markets. Additionally, we have experienced a continuing shift in the regional customer make-up with MAU in emerging markets (particularly India) representing an increasing portion of our user base. As of July 31, 2023, users in emerging markets represented 78% of our MAU compared to 77% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets.

ARPMAU declined 5.5% for the three months ended July 31, 2023 when compared to the same period a year ago, primarily due to macroeconomic condition that impacted our advertising revenue and subscription revenue.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended July 31, 2023 as compared to the same period a year ago:

	Three Months Ended July 31,
(in millions, except ARPMAU - Zedge App)	2023	2022	% Change
MAU- Zedge App	30.9	32.0	-3.4%
Developed Markets MAU - Zedge App	6.8	7.3	-6.8%
Emerging Markets MAU - Zedge App	24.1	24.7	-2.4%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	78%	77%	1.0%

ARPMAU - Zedge App	$0.0552	$0.0584	-5.5%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended July 31, 2023:

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

The following table shows our MAP and ARPMAP for the three months ended July 31, 2023 and 2022.

	Three Months Ended July 31,
(in thousands, except ARPMAP)	2023	2022	% Change
Monthly Active Payers	6,444	8,204	-21.5%
Average Revenue per Monthly Active Payer	$50.3	$56.1	-10.3%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended July 31, 2023:

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

RESULTS OF OPERATIONS

The following table sets forth certain of our consolidated results of operations data for the fiscal year ended July 31, 2023 compared to the fiscal year ended July 31, 2022:

	Fiscal Year Ended July 31,		Change
	2023	2022	$	%
	(in thousands)
Revenues	$27,241	$26,545	$696	2.6%
Direct cost of revenues	2,242	1,641	601	36.6%
Selling, general and administrative	21,857	15,061	6,796	45.1%
Depreciation and amortization	3,269	1,966	1,303	66.3%
Goodwill impairment	8,727	-	8,727	nm
Change in fair value of contingent consideration	(1,943)	(3,961)	2,018	-50.9%
(Loss) income from operations	(6,911)	11,838	(18,749)	nm
Interest and other income, net	311	49	262	534.7%
Net income (loss) resulting from foreign exchange transactions	36	(281)	317	nm
(Benefit from) provision for income taxes	(462)	1,892	(2,354)	nm
Net (loss) income	$(6,102)	$9,714	$(15,816)	nm

nm-not meaningful

The following table sets forth the composition of our revenues for the fiscal years ended July 31, 2023 and 2022:

	Fiscal Years Ended July 31,
	2023	2022	% Changes
	(in thousands)
Zedge App
Advertising revenue	$18,273	$20,296	-10.0%
Paid subscription revenue	3,488	3,741	-6.8%
Other revenues	833	835	-0.2%
Total Zedge App revenue	22,594	24,872	-9.2%
GuruShots
Digital goods and services*	4,647	1,673	nm
Total revenue	$27,241	$26,545	2.6%

*	Year over year percentage change is not meaningful due to the stub period from April 13, 2022 to July 31, 2022.

Advertising revenue. Advertising revenue decreased 10% from $20.3 million in fiscal 2022 to $18.3 million in fiscal 2023 primarily due to lower media advertising spending caused by negative macroeconomic conditions, including related to rising interest rate and recession concerns.

Paid subscription revenue. Gross subscription revenue on the Android platform decreased 8% to $3.3 million in fiscal 2023 from $3.6 million in fiscal 2022. Subscription revenue recognized on the Android platform also decreased 8% to $3.4 million in fiscal 2023 from $3.7 million in fiscal 2022. Our active subscriptions decreased by 65,000 or 9% from 692,000 as of July 31, 2022 to 627,000 as of July 31, 2023 primarily due to the new subscriptions not offsetting churn, and our average active subscribers decreased by 11% during the same period. Our average monthly revenue per active subscription increased 4.8% to $0.44 in fiscal 2023 from $0.42 in fiscal 2022 due to revenue mix (more monthly subscriptions in fiscal 2023 compared to fiscal 2022). Beginning in August 2023, we rolled out lifetime subscriptions for Android users and the initial results were quite encouraging, although there can be no assurance that the trend will continue.

The following table summarizes subscriptions and subscription revenue from the Android platform for the fiscal years ended July 31, 2023 and 2022. We began our subscription offering on the iOS platform in late April 2023 and the associated revenue for the three months ended July 31, 2023 was not material.

	Fiscal Year Ended July 31,
	2023	2022	% Change
	(in thousands, except revenue per subscriber and percentages)
Revenues*	$3,440	$3,741	$-8.0%
Active subscriptions net decrease*	(65)	(60)	7.2%
Active subscriptions at end of period *	627	692	-9.3%
Average active subscriptions during the period*	654	736	-11.1%
Average monthly revenue per active subscription*	$0.44	$0.42	$4.8%

*	Android Only

Digital Goods and Services. Digital Goods and Services revenue were $4.6 million for the twelve months ended July 31, 2023 as compared to $1.7 million for the period from April 13, 2022 to July 31, 2022. Since the closing of the acquisition, GuruShots has experienced downward trajectory in both MAP and ARPMAP. As shown in the table above under the discussion of Key Performance Indicators, MAP and ARPMAP declined 22% and 10% respectively for the three months ended July 31, 2023 when compared to the same period a year ago. The decline in MAP can be attributed primarily to Apple’s App Tracking Transparence (“ATT”) framework which impeded our ability to invest in paid user acquisition (“PUA”) campaigns profitably in terms of return on ad spend or (“ROAS”). As such, we scaled back our PUA spend for GuruShots in fiscal 2023 while continuously testing with new campaigns and creatives in order to unearth attractive ROAS scaling opportunities. The decline in ARPMAP was primarily due to the negative macroeconomic conditions caused by the rising interest rate and recession fear throughout fiscal 2023.

Other Revenue. Other revenue consists primarily of Zedge Premium revenue. Zedge Premium gross revenue increased 2.3% while net revenue was flat year over year. The following table summarizes Zedge Premium gross and net revenue for the fiscal year ended July 31, 2023 and 2022.

	Fiscal Year Ended July 31,
	2023	2022	% Changes
	(in thousands)
Zedge Premium-gross revenue (“GTV”)	$1,544	$1,509	2.3%
Zedge Premium-net revenue	$826	$827	-0.1%
Gross margin	53%	55%

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting, content serving and filtering, and data analytic tools.

	Fiscal Year Ended July 31,
(in thousands)	2023	2022	% Change
Direct cost of revenues	$2,242	$1,641	36.6%
As a percentage of revenues	8.2%	6.2%

Direct cost of revenues increased 37% in fiscal 2023 to $2.2 million from $1.6 million in fiscal 2022, primarily attributable to the full year effect of the cloud hosting costs related to GuruShots.

As a percentage of revenue, direct cost of revenues in fiscal 2023 were 8.2% as compared to 6.2% in fiscal 2022. The higher percentage in fiscal 2023 can be attributed to GuruShots’ lower revenue base and relatively high direct cost of revenues.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll, benefits, facilities, marketing (primarily PUA), consulting, professional fees, software licensing (“SaaS”) and public company related expenses.

	Fiscal Year Ended July 31,
(in thousands)	2023	2022	% Change
Selling, general and administrative	$21,857	$15,061	45.1%
As a percentage of revenues	80.2%	56.7%

SG&A expense increased 45%, or $6.8 million in fiscal 2023 to $21.9 million from $15.1 million in fiscal 2022. This increase was primarily attributable to the effect of consolidating GuruShots’ operating results for twelve months in fiscal 2023 versus the period from April 13, 2022 to July 31, 2022. Stock-based compensation as discussed below, PUA, higher professional and consulting fees also contributed in part to the increase in SG&A year over year. We started investing in PUA during fiscal 2023 to counter the decline in organic installs of our Zedge App. We expect to increase our PUA spend in fiscal 2024 provided the ROAS remains compelling.

As a percentage of our total revenue, SG&A expense in fiscal 2023 was 80.2% as compared to 56.7% in fiscal 2022. The higher percentage in fiscal 2023 can be attributed to the full year effect of consolidating GuruShots’ operations in fiscal 2023 as compared to a short year period in fiscal 2022 (April 13, 2022 to July 31, 2022).

Our headcount totaled 94 as of July 31, 2023, relatively stable from the staffing level as of July 31, 2022. The majority of our employees are based in Lithuania and Israel.

SG&A expense also included stock-based compensation expense including equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401(k) matching contributions. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 13, Stock-Based Compensation, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The following table summarizes stock-based compensation expense for the fiscal year ended July 31, 2023 and 2022.

	Fiscal Year Ended July 31,
(in thousands)	2023	2022	% Change
Stock-based compensation expense	$2,519	$1,936	30.1%

Stock-based compensation expense increased $0.6 million or 30% in fiscal 2023 to $2.5 million from $1.9 million in fiscal 2022 primarily due to the equity-based compensation expenses related to the restricted stock issued in connection with the GuruShots acquisition.

Depreciation and amortization. Depreciation and amortization expense consists mainly of amortization of intangible assets related to the GuruShots and Emojipedia acquisitions, capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our mobile app service.

	Fiscal Year Ended July 31,
(in thousands)	2023	2022	% Change
Depreciation and amortization	$3,269	$1,966	66.3%
As a percentage of revenues	12.0%	7.4%

Depreciation and amortization expense increased $1.3 million or 66 % in fiscal 2023 to $3.2 million from $2.0 million in fiscal 2022, primarily due to the amortization of intangible assets acquired in connection with the GuruShots acquisition.

Goodwill impairment. We performed an interim impairment assessment during the Q3 of fiscal 2023 and determined that the fair value of the GuruShots reporting unit exceeded its carrying value and recorded a $8.7 million goodwill impairment charge in the three months ended April 30, 2023. Please see Note 7, Intangible Assets, Net and Goodwill, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Contingent Consideration Fair Value Change. During fiscal 2023, we recorded a $1.9 million net benefit related to the change in fair value of our contingent consideration payable (related to the GuruShots acquisition) in addition to the $4.0 million net benefit recorded in fiscal 2022. In effect, we reduced the amount payable from $5.9 million to $0, due to the decrease in the likelihood that certain contingent milestones would be achieved.

Interest and other income, net. The increase in interest and other income, net in fiscal 2023 when compared to fiscal 2022 was primarily due to higher interest rates earned on our cash balances in fiscal 2023 compared to fiscal 2022.

	Fiscal Year Ended July 31,
(in thousands)	2023	2022	% Change
Interest and other income, net	$311	$49	534.7%
As a percentage of revenues	1.1%	0.2%

Net income (loss) resulting from foreign exchange transactions. Net income (loss) resulting from foreign exchange transactions is comprised of gains and losses generated from movements in Norwegian Krone (“NOK”) and Euros (“EUR”) relative to the U.S. Dollar, including gains or losses from our currency hedging activities.

	Fiscal Year Ended July 31,
(in thousands)	2023	2022	% Change
Net income (loss) resulting from foreign exchange transactions	$36	$(281)	nm
As a percentage of revenues	0.1%	-1.1%

nm-not meaningful

In fiscal 2023 and 2022, we incurred income of $14,000 and losses of $368,000, respectively, from NOK and EUR hedging activities.

(Benefit from) provision for income taxes. During fiscal 2023, we had pretax loss of about $6.6 million in respect of which we accrued $0.5 million in income tax benefit, an effective tax rate of 7.0% which is lower than the statutory rate primarily due to the $8.7 million goodwill impairment charge and $1.9 million change in fair value of contingent consideration. During fiscal 2022, we had pretax income of about $11.6 million in respect of which we accrued $1.9 million in income tax expenses, an effective tax rate of 16.3% which is lower than the statutory rate primarily due to the $4.0 million change in fair value of contingent consideration.

See Note 12, Income Taxes, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for information regarding income taxes.

	Fiscal Year Ended July 31,
(in thousands)	2023	2022	% Change
(Benefit from) provision for income taxes	$(462)	$1,892	nm
As a percentage of revenues	-1.7%	7.1%

nm-not meaningful

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge Marketplace and GuruShots segment income (loss) from operations for the fiscal years ended July 31, 2023 and 2022:

	Fiscal Year Ended
	July 31,
	2023	2022	% Change
	(in thousands)
Segment income (loss) from operations:
Zedge Marketplace	$6,321	$9,582	-34.0%
GuruShots	(13,232)	2,256	nm
Total	$(6,911)	$11,838	nm

nm-not meaningful

Our income from operations related to the Zedge Marketplace decreased 34.0% to $6.3 million in fiscal 2023 from $9.6 million in fiscal 2022, primarily due to 1) lower advertising revenue resulting from MAU decline in well-developed countries and lower eCPMs, 2) lower subscription revenue as discussed earlier, and 3) higher operating expenses attributable to higher compensation costs (including stock-based compensation), PUA expenses, and professional fees.

Our loss from operations related to GuruShots was $13.2 million for the fiscal year ended July 31, 2023, including goodwill impairment charge of $8.7 million and changes in fair value of contingent consideration of $1.9 million. Excluding these two items loss from operations related to GuruShots would have been $6.4 million for fiscal 2023. GuruShots continued to underperform due primarily to lower revenue from existing users and adding fewer new users to the platform which resulted in lower MAP and lower ARPMAP when compared to prior periods.

Our income from operations related to GuruShots was $2.3 million for the period from April 13, 2022 to July 31, 2022, including changes in fair value of contingent consideration of $4.0 million. Excluding this item loss from operations related to GuruShots would have been $1.7 million for that period in fiscal 2022.

GuruShots’ operating results are consolidated with our operating results beginning on April 13, 2022. Therefore, our consolidated results of operations for the fiscal year ended July 31, 2023 may not be comparable to the corresponding periods in fiscal 2022. Please refer to the unaudited pro forma consolidated financial information contained in Note 6, Business Combination and Assets Acquisition, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

General

At July 31, 2023, we had cash and cash equivalents of $18.1 million and working capital (current assets less current liabilities) of $16.0 million. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months following issuance of this annual report on Form 10-K.

The following tables present selected financial information for the fiscal years ended July 31, 2023 and 2022:

	Fiscal Year Ended
	July 31,
(in thousands)	2023	2022	$ Changes
Cash flows provided by (used in):
Operating activities	$3,162	$11,492	$(8,330)
Investing activities	(2,422)	(18,950)	16,527
Financing activities	387	(223)	611
Effect of exchange rate changes on cash and cash equivalents	(87)	(142)	55
Increase (decrease) in cash and cash equivalents	$1,040	$(7,823)	$8,863

Operating Activities

Our cash flow from operating activities varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities decreased $8.3 million to $3.2 million in fiscal 2023 from $11.5 million in fiscal 2022, primarily attributable to the operating losses from GuruShots in fiscal 2023, see Note 15, Segment and Geographic Information, to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Trade Accounts Receivable

Gross trade accounts receivables were $2.9 million and $2.4 million at July 31, 2023 and 2022 respectively. Our cash collections in fiscal 2023 and fiscal 2022 were $24.8 million and $26.0 million, respectively.

Investing Activities

On April 12, 2022, we acquired 100% of the outstanding equity securities of GuruShots. The purchase price consists of $18 million in cash paid at closing and contingent payments (the “Earnout”) of up to a maximum of $16.8 million, payable either in cash or Class B common stock of the Company or a combination thereof (in the Company’s discretion) payable over two years from closing subject to GuruShots achieving certain financial targets set forth in the Share Purchase Agreement (“SPA”). In connection therewith, we agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the Earnout, subject to GuruShots maintaining agreed upon levels of return on ad spend (ROAS) and other conditions. In addition, we committed to a retention pool of $4 million in cash and 626,242 shares of the Company Class B common stock with a fair value of $4 million or $6.39 per share for GuruShots’ founders and other employees that will be payable or vest, as applicable, over three years from closing based on the beneficiaries thereof remaining employed by the Company or a subsidiary.

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

Business combination and assets acquisition are more fully described in Note 6, Business Combination and Asset Acquisition, to the Consolidated Financial Statements in Item 8 of this annual report on Form 10-K.

Cash used in investing activities in the fiscal years ended July 31, 2023 and 2022 also consisted of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

On October 28, 2022, we entered into an Amended Loan Agreement with Western Alliance Bank. Pursuant to the Amended Loan Agreement, Western Alliance Bank agreed to provide the Company with a new term loan facility in the maximum principal amount of $7,000,000 for a four-year term and a $4,000,000 revolving credit facility for a two-year term. At our request, the maximum principal amount of the term loan was reduced to $2 million as of May 11, 2023. Pursuant to the Amended Loan Agreement, $2,000,000 was advanced in a single-cash advance on the closing date on October 28, 2022. As of July 31, 2023, there were no availability under the term loan facility.

We discontinued the existing $2,000,000 revolving credit facility under the existing Loan and Security Agreement, dated as of September 26, 2016. At both July 31, 2022 and the time of the discontinuance on October 28, 2022, there was no outstanding balance on the revolving credit facility.

In connection with the share repurchase program as in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, we bought back 752,687 shares for approximately $1.6 million in fiscal 2023, including commission and banking fees of approximately $15,000.

In fiscal 2023, we received proceeds of $1,785 from the exercise of stock options for which the Company issued 1,500 shares of its Class B common stock. In fiscal 2022, the Company received proceeds of $8,631 from the exercise of stock options for which the Company issued 5,166 shares of its Class B common stock.

In fiscal 2023 and 2022, we purchased 6,310 shares and 16,115 shares respectively of Class B Stock from certain employees for $17,000 and $232,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from digital advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. MoPub (owned by X, formerly known as Twitter, and sold to AppLovin in January 2022), Google and Meta, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In the fiscal year ended July 31, 2023, two customers represented 26% and 16% of our revenue. In the fiscal year ended July 31, 2022, two customers represented 28% and 15% of our revenue. At July 31, 2023, two customers represented 36% and 18% of our accounts receivable balance and at July 31, 2022, three customers represented 41%, 17% and 16% of our accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

In connection with the acquisition of GuruShots, the Company has (i) committed to a retention pool of $4 million in cash to be paid to the founders and employees of GuruShots that will be payable over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the earnout to be contingently paid to the prior owners of GuruShots subject to the acquired users generating minimum levels of ROAS. The Company was prepared to make the minimum investment, however, GuruShots was unable to achieve those minimum ROAS target conditions. GuruShots’ financial performance during the period from the April 2022 acquisition through July 31, 2023, was materially impacted by a combination of industry specific, macroeconomic, and geopolitical challenges that contributed to negatively impacting ROAS. The conditions for payment of the Earnout for the first year following the acquisition were not met and no Earnout payment was made or accrued.

OFF-BALANCE SHEET ARRANGEMENTS

At July 31, 2023, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2023.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2023. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2023. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of July 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Michael Jonas – Executive Chairman

Directors

Michael Jonas, Chairman of the Board

Howard Jonas, Vice Chairman of the Board

Mark Ghermezian

Elliot Gibber

Paul Packer

Gregory Suess

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2023, and which is incorporated by reference herein.

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

Item 11. Executive Compensation

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2023, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2023, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2023, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2023, and which is incorporated by reference herein.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.1(1)	Third Amended and Restated Certificate of Incorporation of Zedge, Inc.
3.2(2)	Second Amended and Restated By-Laws of Zedge, Inc.
4.2(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1(4)	2016 Stock Option and Incentive Plan, as Amended and Restated
10.2(1)	Transition Services Agreement
10.3(1)	Tax Separation Agreement
10.4(5)	Google Services Agreement between Zedge, Inc. and Google, Inc., dated June 18, 2014
10.5(6)	Marketplace for Premier Publishers Agreement between Zedge, Inc. and MoPub, Inc., dated February 20, 2013
10.6(6)	Zedge Holdings, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated on November 1, 2011
10.7(1)	Form of ISO Stock Option Agreement
10.8(1)	Form of Nonqualified Stock Option Agreement
10.9(1)	Form of Restricted Stock Agreement
10.10(7)	At Market Issuance Sales Agreement among Zedge, Inc. and National Securities Corporation and H.C. Wainwright & Co., LLC, dated December 9, 2020.
10.11(8)	Amended and Restated Loan Security Agreement between Zedge, Inc. and Western Alliance Bank, dated October 28, 2022
21.01*	Subsidiaries of the Registrant
23.01*	Consent of UHY, LLP, Independent Registered Public Accounting Firm
23.02*	Consent of Friedman, LLP, Independent Registered Public Accounting Firm
31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed June 1, 2016.

(2)	Incorporated by reference to Form 10-K, filed October 28, 2019

(3)	Incorporated by reference to Form 10-K/A, filed December 9, 2020.

(4)	Incorporated by reference to the Schedule 14A, filed November 21, 2019.

(5)	Incorporated by reference to Form 10-12G/A, filed April 25, 2016.

(6)	Incorporated by reference to Form 10-12G/A, filed May 20, 2016.

(7)	Incorporated by reference to Form 8-K, filed December 9, 2020.

(8)	Incorporated by reference to Form 8-K, filed November 1, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEDGE, INC.

By:	/s/ Jonathan Reich
Jonathan Reich Chief Executive Officer

Date: October 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Jonathan Reich	Chief Executive Officer	October 30, 2023
Jonathan Reich	(Principal Executive Officer)

/s/ Yi Tsai	Chief Financial Officer	October 30, 2023
Yi Tsai	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Michael Jonas	Director	October 30, 2023
Michael Jonas

/s/ Howard S. Jonas	Director	October 30, 2023
Howard S. Jonas

/s/ Mark Ghermezian	Director	October 30, 2023
Mark Ghermezian

/s/ Elliot Gibber	Director	October 30, 2023
Elliot Gibber

/s/ Paul Packer	Director	October 30, 2023
Paul Packer

/s/ Gregory Suess	Director	October 30, 2023
Gregory Suess

Zedge, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zedge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zedge, Inc. (the Company) as of July 31, 2023, and the related consolidated statements of loss and comprehensive loss, stockholders’ equity, and cash flows for the fiscal year ended July 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023, and the results of its operations and its cash flows for the fiscal year ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Definite-Lived Intangible Assets Impairment Assessment – GuruShots Asset Group

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated net definite-lived intangible assets balance consisted of primarily of $5.8 million of Emojipedia.org assets and $12.9 million of the GuruShots asset group as of July 31, 2023. The GuruShots asset group consisted of acquired developed technology, customer relationships, and trade names. Management tests the definite-lived intangible assets if events or circumstances indicate that the asset group may not be recoverable. Definite-lived intangible assets are tested for recoverability by comparing the net carrying value of the asset group to the undiscounted cash flows expected to be generated from the use of the asset group. If the net carrying value of the definite-lived intangible assets is not recoverable, an impairment loss is recognized if the carrying amount of the asset group exceeds its fair value. Given the triggering events identified with the GuruShots asset group, management compared the net carrying value of the GuruShots asset group to the projected undiscounted cash flows of the asset group. Using this method, management’s cash flow projections included significant judgments and assumptions relating to sales, cost of platform fees, selling, general and administrative expenses (“SG&A expenses”), long-term growth rates, and other market factors.

The principal considerations for our determination that performing procedures relating to the definite-lived intangible assets impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the definite-lived intangible assets; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales, cost of platform fees, SG&A expenses, long-term growth rates, and other market factors.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s definite-lived intangible assets impairment assessment, including controls over the valuation of the Company’s definite-lived intangible assets. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the projected undiscounted cash flows approach; (iii) testing the completeness and accuracy of underlying data used in the fair value estimates; and (iv) evaluating the significant assumptions used by management related to sales, cost of platform fees, SG&A expenses, long-term growth rates, and other market factors. Evaluating management’s assumptions related to sales, cost of platform fees, SG&A expenses, long-term growth rates, and other market factors involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the individual definite-lived intangible assets; (ii) the consistency of the data and assumptions utilized with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

New York, New York

October 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Zedge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Zedge, Inc. (the “Company”) as of July 31, 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the twelve-month period ended July 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022, and the results of its operations and its cash flows for the twelve-month period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We served as the Company’s auditor from January 2022 through February 2023.

November 14, 2022

ZEDGE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

July 31,	2023	2022
Assets
Current assets:
Cash and cash equivalents	$18,125	$17,085
Trade accounts receivable	2,883	2,411
Prepaid expenses and other receivables	569	396
Total current assets	21,577	19,892
Property and equipment, net	2,186	1,660
Intangible assets, net	18,709	21,025
Goodwill	1,961	10,788
Deferred tax assets, net	1,842	861
Other assets	556	400
Total assets	$46,831	$54,626
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$669	$1,180
Deferred acquisition payment payable	-	962
Contingent consideration-current portion	-	215
Accrued expenses and other current liabilities	2,676	2,898
Deferred revenues	2,414	3,402
Total current liabilities	5,759	8,657
Term loan, net of deferred financing costs	1,985	-
Contingent consideration-long term portion	-	1,728
Other liabilities	223	53
Total liabilities	7,967	10,438
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at July 31, 2023 and 2022	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 14,634 shares issued and 13,801 shares outstanding at July 31, 2023, and 13,951 shares issued and 13,877 outstanding at July 31, 2022	146	139
Additional paid-in capital	46,122	43,609
Accumulated other comprehensive loss	(1,537)	(1,391)
(Accumulated deficit) retained earnings	(3,942)	2,160
Treasury stock, 833 shares at July 31, 2023 and 74 shares at July 31, 2022, at cost	(1,930)	(334)
Total stockholders’ equity	38,864	44,188
Total liabilities and stockholders’ equity	$46,831	$54,626

The accompanying notes are an integral part of these consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

Year ended July 31,	2023	2022
Revenues	$27,241	$26,545
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	2,242	1,641
Selling, general and administrative	21,857	15,061
Depreciation and amortization	3,269	1,966
Goodwill impairment	8,727	-
Change in fair value of contingent consideration	(1,943)	(3,961)
(Loss) income from operations	(6,911)	11,838
Interest and other income, net	311	49
Net income (loss) resulting from foreign exchange transactions	36	(281)
(Loss) income before income taxes	(6,564)	11,606
(Benefit from) provision for income taxes	(462)	1,892
Net (loss) income	$(6,102)	$9,714
Other comprehensive loss:
Foreign currency translation adjustment	(146)	(394)
Total other comprehensive loss	(146)	(394)
Total comprehensive (loss) income	$(6,248)	$9,320
(Loss) income per share attributable to Zedge, Inc. common stockholders:
Basic	$(0.43)	$0.69
Diluted	$(0.43)	$0.65
Weighted-average number of shares used in calculation of income per share:
Basic	14,096	14,177
Diluted	14,096	14,862

The accompanying notes are an integral part of these consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Shares	Amount	Equity
Balance – July 31, 2021	525	$5	13,923	$139	$41,664	$(997)	$(7,554)	58	$(102)	$33,155
Exercise of stock options	-	-	5	-	9	-	-	-	-	9
Stock-based compensation	-	-	23	-	1,936	-	-	-	-	1,936
Purchase of treasury stock	-	-	-	-	-	-	-	16	(232)	(232)
Foreign currency translation adjustment	-	-	-	-	-	(394)	-	-	-	(394)
Net income	-	-	-	-	-	-	9,714	-	-	9,714
Balance – July 31, 2022	525	5	13,951	139	43,609	(1,391)	2,160	74	(334)	44,188
Exercise of stock options	-	-	1	-	1	-	-	-	-	1
Restricted stock issuance in connection with GuruShots acquisition	-	-	575	6	(6)	-	-	-	-	-
Stock-based compensation	-	-	107	1	2,518	-	-	-	-	2,519
Purchase of treasury stock	-	-	-	-	-	-	-	759	(1,596)	(1,596)
Foreign currency translation adjustment	-	-	-	-	-	(146)	-	-	-	(146)
Net loss	-	-	-	-	-	-	(6,102)	-	-	(6,102)
Balance – July 31, 2023	525	$5	14,634	$146	$46,122	$(1,537)	$(3,942)	833	$(1,930)	$38,864

The accompanying notes are an integral part of these consolidated financial statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended July, 31	2023	2022
Operating activities
Net (loss) income	$(6,102)	$9,714
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	60	48
Amortization of intangible assets	2,316	1,008
Amortization of capitalized software and technology development costs	893	910
Amortization of deferred financing costs	3	-
Change in fair value of contingent consideration	(1,943)	(3,961)
Loss on goodwill impairment	8,727	-
Stock-based compensation	2,519	1,936
Deferred income taxes	(981)	(384)

Change in assets and liabilities:
Trade accounts receivable	(472)	371
Prepaid expenses and other current assets	(173)	(161)
Other assets	14	(6)
Trade accounts payable and accrued expenses	(711)	436
Deferred revenue	(988)	1,581
Net cash provided by operating activities	3,162	11,492
Investing activities
Payments for business combination, net of cash acquired	-	(17,422)
Payments for asset acquisitions	(962)	(917)
Capitalized software and technology development costs	(1,406)	(566)
Purchase of property and equipment	(54)	(45)
Net cash used in investing activities	(2,422)	(18,950)
Financing activities
Proceeds from term loan payable	2,000	-
Payment of deferred financing costs	(18)	-
Proceeds from exercise of stock options	1	9
Purchase of treasury stock in connection with share buyback program and stock awards vesting	(1,596)	(232)
Net cash provided by (used in) financing activities	387	(223)
Effect of exchange rate changes on cash and cash equivalents	(87)	(142)
Net increase (decrease) in cash and cash equivalents	1,040	(7,823)
Cash and cash equivalents at beginning of period	17,085	24,908
Cash and cash equivalents at end of period	$18,125	$17,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$795	$2,362
Cash payments made for interest expenses	$118	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent consideration fair value on acquisition date	$-	$5,904
Right-of-use assets acquired under operating leases	$-	$86
Acquisition of Emojipedia through release of escrow funds of $4,776, plus additional amounts due to seller of $1,923 and legal fees of $12	$-	$6,711
Accounts receivable from certain Emojipedia websites collected by Seller	$-	$45

The accompanying notes are an integral part of these consolidated financial statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Zedge, Inc. (“Zedge”) builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper maker, GuruShots, a skill-based photo challenge game, and Emojipedia, the #1 trusted source for ‘all things emoji’. Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce. Except where the context clearly indicates otherwise, the terms the “Company,” “Zedge” “we,” “us” or “our” refer to Zedge, Inc. and its consolidated subsidiaries.

Our fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2023 refers to the fiscal year ended July 31, 2023).

The Spin-Off

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT spun off its interest in the Company to IDT’s stockholders and the Company became an independent public company through a pro rata distribution of the Company’s common stock held by IDT to IDT’s stockholders (the “Spin-Off”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reportable Segments

Effective August 1, 2022, we revised the presentation of segment information to reflect our acquisition of GuruShots (see Note 6, Business Combination and Asset Acquisition, for additional information). As such, we now report operating results through two reportable segments: Zedge Marketplace and GuruShots, as further discussed in Note 15, Segment and Geographic Information.

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as related disclosure of contingent assets and liabilities. Actual results could differ materially from our estimates due to risks and uncertainties, including uncertainty in the economic environment due to various global events. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis.

Revenue Recognition

We generate revenue from the following sources: (1) Advertising; (2) Paid Subscription; (3) Other revenues including primarily Zedge Premium, the section of our marketplace where we offer premium content (i.e., for purchase), and (4) Digital Goods and Services (from the GuruShots acquisition). The substantial majority of our revenue is generated from selling its advertising inventory (“Advertising Revenue”) to advertising networks, advertising exchanges, and direct arrangements with advertisers. Our monthly and yearly subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from its Android Zedge App in January 2019 and iOS Zedge App users that began in April 2023. In Zedge Premium, we receive 30% as a fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium. Sales and other similar taxes are excluded from revenues.

Advertising Revenue: We generate the bulk of our revenue from selling the Zedge Marketplace’s advertising inventory to advertising networks and advertising exchanges and direct sales to advertisers.

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

●	Direct Sales to Advertisers. In prior periods, we sold, and currently retain the ability to sell, advertising directly to advertisers through contractual relationships. These relationships historically offered higher than average pricing than realized from sales via advertising networks or advertising exchanges. We had no direct sales of advertising during fiscal 2023 and 2022 and have no current expectation that this will represent a material portion of its sales in the near term.

We recognize advertising revenue as advertisements are delivered to users through impressions or ad views (depending on the terms agreed upon with the advertiser). For in-app display ads, in-app offers, engagement advertisements and other advertisements, our performance obligations are satisfied over the life of the relevant contract (i.e., over time), with revenue being recognized as advertising units are delivered, which is Zedge’s performance obligation. The advertiser may compensate us on a cost-per-impression, cost-per-click, cost-per-action basis.

Paid Subscription Revenue: Beginning in January 2019 and April 2023, we started offering monthly and yearly paid subscription services sold through Google Play and App Store, respectively. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play and App Store process subscription prepayment on Zedge’s behalf, and retain a fee of up to 30%. Both monthly and yearly subscriptions are nonrefundable after a period of seven days. Paid subscriptions are automatically renewed at expiration unless cancelled by subscribers. While the customer can cancel at any time, he or she will not receive any refund but will remain entitled to receive the ad free service until the end of the subscription period. The duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. The payment terms for subscriptions sold through Google Play is net 30 days after month-end. The payment terms for subscriptions sold through App Store is net 45 days after month-end.

Zedge Premium: Zedge Premium is our marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits (ranging from 500 credits for $0.99 to 700,000 credits for $999.99), Google Play or App Store retains a fee of 30% of the purchase price. When a user purchases Zedge Premium content using Zedge credits, the artist or brand receives 70% of the actual revenue after the Google Play or iTunes fee (“Royalty Payment”) and we receive the remaining 30%, which is recognized as revenue.

Digital Goods and Services: GuruShots generates substantially all of its revenues by selling virtual goods (ex. power-ups, in-game resources) to its users. GuruShots distributes its game to the end customer through mobile platforms such as Apple’s App Store and Google Play, as well as via the web. Through these platforms, users can download the free-to-play game and can purchase virtual goods which are redeemed in the game to enhance their game-playing experience.

Players can pay for their virtual item purchases through various widely accepted payment methods offered in the game. Payments from players for virtual goods are required at the time of purchase, are non-cancellable and relate to non-cancellable contracts that specify GuruShots’ obligations and cannot be redeemed for cash nor exchanged for anything other than virtual goods within the GuruShots’ game. The purchase price is a fixed amount which reflects the consideration that GuruShots expects to be entitled to receive in exchange for use of virtual goods by its customers. The platform providers collect proceeds from the game players and remit the proceeds to GuruShots after deducting their respective platform fees. Sales and other taxes collected from customers on behalf of governmental authorities are accounted for on a net basis and are not included in revenues or operating expenses. GuruShots’ performance obligation is to display the virtual goods in game play based upon the nature of the virtual item.

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

As discussed above, GuruShots concluded that revenue related to the promise of enhancing users’ gaming experience through in-game resource purchases should be recognized ratably over the period of benefit period (i.e., the period over which the enhanced gaming experience is provided). However, for practical reasons, GuruShots does not defer the portion of revenue attributable to future uses of Resources as of any given balance sheet date. This is due to the duration of the enhanced gaming experience that is provided being, in substantially all of the cases, and applying the portfolio approach (as GuruShots reasonably expects that the effects on the financial statements of applying ASC 606 guidance to the portfolio would not differ materially from applying ASC 606 guidance to the individual contracts), a very short time frame ranging from a few hours to less than two weeks. Therefore, the result of recognizing the related revenues at the point in time which user first consumes the respective resource would yield a result that is not substantially different then ratable recognition over the period of benefit. Accordingly, revenue is recognized once the virtual goods are sold.

Gross Versus Net Revenue Recognition

We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis. To the extent we act as the agent, revenue is reported on a net basis. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we control the good or service prior to transfer to the customer.

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

We report subscription revenue gross of the fee retained by Google Play and App Store, as the subscriber is our customer in the contract and we control the service prior to the transfer to the subscriber.

With respect to Zedge Premium, Zedge, as provider of the platform, is effectively operating as a broker or intermediary connecting online content providers with the end user. While we use gross revenue (net of the 30% fee retained by Google Play or App Store when a user purchases Zedge Credits) as a performance metric, we record net revenue from Zedge Premium which consists of a 30% platform fee, in-app purchases profit and breakage. Content providers are paid their portion of revenue which is a 70% share of the gross revenue calculated.

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

We routinely assess the financial strength of our customers. As a result, we believe that our accounts receivable credit risk exposure is limited and have not experienced significant write-downs in our accounts receivable balances. In the fiscal year ended July 31, 2023, two customers represented 26% and 16% of our revenue. In the fiscal year ended July 31, 2022, two customers represented 28% and 15% of our revenue. At July 31, 2023, two customers represented 36% and 18% of our accounts receivable balance and at July 31, 2022, three customers represented 41%, 17% and 16% of our accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

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

During the Post-Implementation/Operating Stage, we expense training costs and maintenance costs as incurred. However, upgrades and enhancements, defined as modifications to existing internal-use software that result in additional functionality (modifications to enable the software to perform tasks that it was previously incapable of performing, normally requiring new software specifications and perhaps a change to all or part of the existing software specifications) are treated as though they were new projects, and are assessed utilizing the same stages and criteria on a project-by-project basis. As such, internal costs incurred for upgrades and enhancements are expensed or capitalized based on the requirements noted above, while costs incurred for maintenance are expensed as incurred. These projects are tracked individually, such that the beginning and ending of the capitalization can be appropriately established, as well as the amounts capitalized therein.

Amortization of these costs is included in depreciation and amortization in the statement of comprehensive income.

Business Combinations and Contingent Consideration

We account for business combination using the acquisition method of accounting. We allocate the purchase price, including contingent considerations, to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values at the date of acquisition. The fair values are primarily based on third-party valuations using our management assumptions that require significant judgments and estimates. The excess of the purchase price over those fair values is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of (loss) income and comprehensive (loss) income. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred. The fair value of contingent consideration includes estimates and judgments made by management regarding the probability that future contingent payments will be made.

For contingent consideration, we update these estimates and the related fair value of contingent consideration using a Monte Carlo simulation at each reporting period based on the estimated probability of achieving the earn-out targets and applying a discount rate that measures the risk associated with the expected contingent payments. Changes in the fair value can result from changes pertaining to the achievement of the defined milestones and changes in assumed discount rates. Changes in the fair value of contingent consideration are recorded in our consolidated statements of (loss) income and comprehensive (loss) income. To the extent our estimates change in the future regarding the likelihood of achieving these targets, we would need to record adjustments to our contingent consideration liabilities. The inputs used to calculate the fair value of the contingent consideration liabilities are considered to be Level 3 inputs due to the lack of relevant market activity and significant management judgment. See Note 3, Fair Value Measurement, for additional disclosure regarding fair value of financial instruments.

Intangible Assets-Net

We test the recoverability of its intangible assets (see Note 7, Intangible Assets, Net and Goodwill, for additional information) with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We test for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

Intangible assets are carried at cost, less accumulated amortization, unless a determination has been made that their value has been impaired. Intangible assets are amortized on a straight-line basis over their estimated useful lives of between five to fifteen years. We review identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. There were no impairment charges recorded in the fiscal years ended July 31, 2023 and 2022 presented in the accompanying consolidated financial statements.

Goodwill

Goodwill represents the excess of purchase price and related costs over the fair value of assets acquired and liabilities assumed of the business acquired. Under ASC 350, Intangibles-Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or if certain circumstances indicate a possible impairment may exist.

We test goodwill for impairment on the first day of the fourth fiscal quarter or upon the occurrence of events or changes in circumstances that indicate that the asset might be impaired. Goodwill is assigned to our reporting units, which are our operating segments, or components of an operating segment, that constitute a business for which discrete financial information is available, and for which segment management regularly reviews the operating results. During the annual impairment review process we have the option to first perform a qualitative assessment (commonly referred to as “step zero”) over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, or to perform a quantitative assessment (“step one”) where we estimate the fair value of each reporting unit using primarily a market capitalization approach.

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

We performed an interim impairment test during the third quarter of fiscal 2023 and concluded that the carrying value of the GuruShots reporting unit exceeded its fair value. Accordingly, we recorded a non-cash goodwill impairment charge of $8.7 million during the third quarter of fiscal 2023. See Note 7, Intangible, Net and Goodwill, for additional information.

Investments

From time to time, when opportunities present themselves, the Company considers strategic investments in privately-held companies. The Company’s investment at July 31, 2023, is a simple agreement for future equity (SAFE) in which the Company receives the right to receive equity at some later date. Investments in SAFE’s are carried at cost due to insufficient observable market inputs to determine fair value. The Company adjusts the carrying value of its investments to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on investments, realized and unrealized, are recognized in interest and other income, net in the consolidated statements of (loss) income and comprehensive (loss) income.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were $12.2 million and $0 in cash equivalents as of July 31, 2023 and 2022, respectively.

Income Taxes

The accompanying consolidated financial statements include provisions for federal, state and foreign income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

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

The Company classifies interest and penalties on income taxes as a component of income tax expense included in the provision for (benefit from) income taxes line item in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.

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

As disclosed in Note 9 Equity, the rights of holders of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. As such, the Company is not required to break out EPS by class.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Fiscal Year Ended
	July 31,
	2023	2022
Basic weighted-average number of shares	14,096	14,177
Effect of dilutive securities:
Stock options	-	570
Non-vested restricted Class B common stock	-	97
Deferred stock units	-	18
Diluted weighted-average number of shares	14,096	14,862

The following shares were excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive:

	Fiscal Year Ended
	July 31,
	2023	2022
Stock options	832	75
Non-vested restricted Class B common stock	400	-
Deferred stock units	237	234
Shares excluded from the calculation of diluted earnings per share	1,469	309

For the fiscal year ended July 31, 2023, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during this period and the impact of the assumed exercise of stock options and vesting of restricted stock and deferred stock units (“DSUs”) would have been anti-dilutive.

Stock-Based Compensation

We account for our share-based compensation arrangements in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period or the graded vesting method if awards with market or performance conditions include graded vesting features or if an award includes both a service condition and a market or performance condition. Stock-based compensation is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income.

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

Derivative Instruments – Foreign Exchange Forward Contracts

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, primarily the U.S. Dollar (“USD”)– NOK and EUR exchange rates. The Company’s risk management policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate exposure. Foreign currency derivative activities are subject to the management, direction and control of the executive management. Foreign exchange forward contracts are recognized on the consolidated balance sheets at their fair value in “Prepaid expenses” or “Accrued expenses and other current liabilities”, and changes in fair value are recognized in “Net income (loss) resulting from foreign exchange transactions” in the consolidated statements of (loss) income and comprehensive (loss) income.

Functional Currency

The U.S. Dollar is the Company’s functional currency. The functional currencies for the Company’s subsidiaries that operate outside of the United States are USD for GuruShots, NOK for Zedge Europe AS and EUR for Zedge Lithuania UAB which is a wholly-owned subsidiary of Zedge Europe AS, which are the currencies of the primary economic environments in which they primarily expend cash. The Company translates assets and liabilities denominated in foreign currencies to U.S. Dollars at the exchange rate in effect as of the consolidated financial statement date, and translates accounts from the consolidated statements of (loss) income and comprehensive (loss) income using the weighted average exchange rate for the period. Gains or losses resulting from foreign currency translations are recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses including gains and losses from currency exchange rate changes related to intercompany receivables and payables are reported in “Net income (loss) resulting from foreign exchange transactions” in the accompanying consolidated statements of (loss) income and comprehensive (loss) income.

Allowance for Credit Losses

The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Bad debts are written-off upon final determination that the trade accounts will not be collected. There were no allowance for credit losses as of July 31, 2023 and 2022.

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

Leases with a term greater than one year are recognized on the consolidated balance sheets in the line items cited above. The Company has elected not to recognize leases with terms of one year or less on the consolidated balance sheets. Lease obligations and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. As the interest rate implicit in lease contracts is typically not readily determinable, the Company utilizes the materially approximate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company has elected the practical expedient to combine lease components (including land, building or other similar items) and non-lease components (including common area maintenance, maintenance, consumables, or other similar items) as a single component and therefore the non-lease components are included the calculation of the present value of lease payments. The lease expense is recognized over the expected term on a straight-line basis.

Correction of Immaterial Misstatement

During the third quarter of fiscal 2022, the Company determined that there were immaterial errors in its historical financial statements. The errors resulted in overstatement of the issued and outstanding shares of the Company Class B Common Stock by 626,242 shares in connection with the GuruShots Acquisition (see Note 6, Business Combination and Asset Acquisition). The Company evaluated the effect of these errors on prior periods under the guidance of the Securities Exchange Commission Staff Accounting Bulletin (“SAB”) No. 99 - Materiality, and determined the amounts were not material to any previously issued financial statements. The Company corrected these misstatements with an out-of- period adjustment during the third quarter of fiscal 2022.

Recent Accounting Pronouncements

We considered all recent accounting pronouncements and concluded they are not expected to have a material impact on our consolidated financial statements.

Note 2—Revenue

Disaggregation of Revenue

The following table summarizes revenue by type of monetization for the Zedge Marketplace and GuruShots for the periods presented:

	Fiscal Years Ended
	July 31,
	2023	2022	% Changes
	(in thousands)
Zedge Marketplace
Advertising revenue	$18,273	$20,296	-10.0%
Paid subscription revenue	3,488	3,741	-6.8%
Other revenues	833	835	-0.2%
Total Zedge App revenue	22,594	24,872	-9.2%
GuruShots
Digital goods and services*	4,647	1,673	177.8%
Total revenue	$27,241	$26,545	2.6%

*	Since April 12, 2022 Closing Date.

Contract Balances

Deferred revenues

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of July 31, 2023, the Company’s deferred revenue balance related to subscriptions was approximately $1.5 million, representing approximately 638,000 active subscribers, including 11,000 active subscribers on the iOS platform. As of July 31, 2022, the Company’s deferred revenue balance related to subscriptions was approximately $1.5 million, representing approximately 692,000 active subscribers on the Android platform.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users redeem Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of July 31, 2023, and 2022, the Company’s deferred revenue balance related to Zedge Premium was approximately $255 thousand and $259 thousand, respectively.

On April 1, 2022, the Company received a one-time integration bonus for set up activities of $2 million from AppLovin Corporation for migrating to their mediation platform. This amount is being amortized over an estimated service period of 24 months. As of July 31, 2023 and 2022, the Company’s deferred revenue balance related to this integration bonus was $667 thousand and $1.7 million, respectively.

The amount of deferred revenue recognized in fiscal 2023 that was included in the deferred revenue balance at July 31, 2022 was $2.7 million.

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

Practical Expedients

The Company expenses the fees retained by Google Play and App Store related to the subscriptions revenue when incurred because the duration of the contracts for which the Company pay commissions are less than one year. These costs are included in the selling, general and administrative expenses of the consolidated statements of (loss) income and comprehensive (loss) income.

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Level 4
July 31, 2023
Assets:
Foreign exchange forward contracts	$-	$19	$-	$19

July 31, 2022
Liabilities:
Contingent consideration-short term	$-	$-	$215	$215
Contingent consideration-long term	$-	$-	$1,728	$1,728
Foreign exchange forward contracts	$-	$141	$-	$141

Contingent Consideration

Contingent consideration related to the business combinations discussed below in Note 6, Business Combination and Asset Acquisition are classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The following table provides a rollforward of the contingent consideration related to business acquisition discussed in Note 6, Business Combinations and Assets Acquisition.

	Total	Current	Long-Term
Balance at July 31, 2021	$-	-	-
Additions	5,904	3,396	2,508
Change in fair value	(3,961)	(3,181)	(780)
Balance at July 31, 2022	1,943	215	1,728
Change in fair value	(1,943)	(215)	(1,728)
Balance at July 31, 2023	$-	$-	$-

The overall fair value of the contingent consideration decreased by $1.9 million during the fiscal year ended July 31, 2023, primarily due to the decrease in the likelihood that certain contingent milestones would be achieved.

Fair Value of Other Financial Instruments

Fair value of the outstanding foreign exchange forward contracts are marked to market price at the end of each measurement period.

The Company’s other financial instruments at July 31, 2023 and 2022 included trade accounts receivable and trade accounts payable. The carrying amounts of the trade accounts receivable and trade accounts payable approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar to NOK and EUR exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 16 Revolving Credit Facility). The Company does not apply hedge accounting to these contracts because these are not qualified as hedging accounting pursuant to ASC 815; therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at July 31, 2023 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Aug-23	225,000	2,267,100
Sep-23	225,000	2,263,388
Oct-23	225,000	2,260,238
Nov-23	225,000	2,256,750
Dec-23	225,000	2,253,285
Jan-24	225,000	2,249,730
Feb-24	225,000	2,246,265
Mar-24	225,000	2,242,823
Apr-24	225,000	2,240,550
May-24	225,000	2,237,738
Total	2,250,000	22,517,865

Settlement Date	U.S. Dollar Amount	EUR Amount
Aug-23	225,000	207,852
Sep-23	225,000	207,526
Oct-23	225,000	207,240
Nov-23	225,000	206,935
Dec-23	225,000	206,555
Jan-24	225,000	206,271
Feb-24	225,000	205,893
Mar-24	225,000	205,611
Apr-24	225,000	205,386
May-24	225,000	205,142
Total	2,250,000	2,064,410

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows:

		July 31,
(in thousands)		2023	2022
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$19	$-
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$-	$141

The effects of derivative instruments on the consolidated statements of (loss) income and comprehensive (loss) income were as follows:

		Fiscal Year Ended July 31,
Amount of Loss Recognized on Derivatives		2023	2022
Derivatives not designated or not qualifying as hedging instruments	Location of income (loss) recognized on derivatives	(in thousands)
Foreign exchange forward contracts	Net income (loss) resulting from foreign exchange transactions	14	$(368)

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following:

July 31,
(in thousands)	2023	2022
Capitalized software and technology development costs	$9,518	$8,410
Other	457	493
	9,975	8,903
Less accumulated depreciation and amortization	(7,789)	(7,243)
Total	$2,186	$1,660

Depreciation and amortization expense pertaining to property and equipment was approximately $953 thousand and $958 thousand for the fiscal years ended July 31, 2023 and 2022, respectively.

Note 6—Business Combination and Asset Acquisition

GuruShots Acquisition - On April 12, 2022, the Company consummated the acquisition of 100% of the outstanding equity securities of GuruShots, Ltd., an Israeli company that operates a platform used for its competitive photography game available across iOS, Android and the web. The acquisition was effected pursuant to a Share Purchase Agreement (the “SPA”) between the Company, GuruShots and the holders of the GuruShots equity interests. This acquisition was accounted for as a business combination under the acquisition method of accounting and the results of operations of GuruShots have been included in the Company’s results of operations as of the acquisition date.

The purchase price for the equity securities of GuruShots consists of approximately $18 million in cash paid at closing and contingent payments (the “Earnout”) of up to a maximum of $8.4 million due on each of the first and second anniversaries from the closing, payable either in cash or Class B common stock of the Company, or a combination thereof, at the Company’s discretion, and subject to GuruShots achieving specified financial targets set forth in the SPA. The fair value of the earnout amount at the acquisition date was estimated at $5.9 million based on a Monte Carlo simulation model in an option pricing framework, whereby a range of possible scenarios were simulated. This fair value was reduced from $5.9 million to $1.9 million as of July 31, 2022 and further reduced to $0 as of July 31, 2023. See Note 3, Fair Value Measurements.

Under the SPA, the Company agreed to make certain minimum investments in user acquisition for GuruShots during the period covered by the Earnout, subject to, among other conditions, the acquired users generating minimum levels of Return On Ad Spend (“ROAS”) as set forth in the SPA. The Company was prepared to make the minimum investment, however, GuruShots was unable to achieve those minimum ROAS target conditions. GuruShots’ financial performance during the period from the April 2022 acquisition through July 31, 2023, was materially impacted by a combination of industry specific, macroeconomic, and geopolitical challenges that contributed to negatively impacting ROAS. The conditions for payment of the Earnout for the first year following the acquisition were not met and no Earnout payment was made. One of the prior owners of GuruShots has objected to that determination. The Company has responded to the objection in great detail and believes the assertion to be without merit.

In addition to the cash payment at closing and the contingent Earnout, the Company has committed to a retention pool of $4 million in cash and 626,242 shares of the Company Class B common stock (the number of shares was determined based on a value of $4 million or $6.39 per share which was the volume weighted average closing prices of the Class B common stock on the NYSE American Exchange for the sixty trading days ended April 12, 2022) for GuruShots’ founders and employees that will be payable or vest, as applicable, over three years from April 1, 2022, based on the beneficiaries thereof remaining employed by the Company or a subsidiary. On April 17, 2023, 205,618 shares were vested with a fair value of $1.93 per share. On May 8, 2023, an aggregate of $1.3 million in retention bonuses was paid in cash.

The parties to the SPA made various representations, warranties and covenants subject to the qualifications and limitations agreed by the respective parties in the SPA. On September 26, 2023, the Company noticed a claim for indemnification regarding material inaccuracies in certain of those representations and warranties. The Company does not currently know how this matter will be resolved and cannot make any assertions as to any eventual outcome.

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

The Company recorded a measurement period adjustment of $180,000 in the three month period ended July 31, 2022 which reduced the goodwill balance from $8.9 million to $8.7 million. The Company wrote off the remaining goodwill balance and recorded a loss on goodwill impairment of $8.7 million in the fiscal year ended July 31, 2023 as discussed below in Note 7, Intangible Assets, Net and Goodwill.

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

The cash consideration paid includes $2.7 million deposited with the escrow agent that is available to satisfy for post-closing indemnification claims made within 18 months of the acquisition date. There were no claims outstanding as of July 31, 2023.

The earnout amount to be paid (up to the maximum of $8.4 million in each of the two annual post-acquisition all earnout periods) is determined based upon the satisfaction of certain defined operational milestones and will be remeasured at fair value at each reporting period through earnings. The conditions were not satisfied for the first annual earnout period and no payment was made. As the fair value is based on unobservable inputs, the liabilities are included in Level 3 of the fair value measurement hierarchy. The unobservable inputs used in the determination of the fair value of the earnout which is assumed to be paid in cash include management’s reasonable assumptions about the likelihood of payment based on the satisfaction of certain defined operational milestones and discount rates based on cost of debt. Please see Note 3, Fair value measurement.

The Company has issued 575,099 (net of forfeiture of 51,143 shares for employees who left the Company) shares of the Company’s Class B common in respect of the retention pool to the GuruShots founders and employees, which are held by a trustee based in Israel. These shares will vest over three years from April 1, 2023 assuming that the recipients remain employed by the Company or a subsidiary through the vesting dates, 205,618 shares vested on April 1, 2023. The grant date fair value of these unvested restricted stock of $4 million is not included as purchase consideration above, as it has a post-combination service requirement and will be accounted for separately from the business combination as stock compensation expense. Additionally, the founders and employees are also entitled to receive an aggregate of up to $4 million retention cash bonus over three years subject to the same continued service requirement, which was not included in the purchase price above.

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

The Company recorded the excess of the purchase price over the identified tangible and intangible assets as goodwill. The Company believes that the investment value of the future enhancement of the Company’s products and offerings created as a result of this acquisition has principally contributed to a purchase price that resulted in the recognition of $8.9 million of goodwill, which was subsequent reduced by $180,000 as of July 31, 2022 and then to $0 as of July 31, 2023 as discussed below in Note 7, Intangible Assets, Net and Goodwill. Of the 8.7 million of goodwill impairment loss recorded in the third quarter of fiscal 2023, $2.8 million is deductible for tax purposes.

Acquisition-related transaction costs (e.g., legal, due diligence, valuation, and other professional fees) are not included as a component of consideration transferred but are required to be expensed as incurred. During fiscal 2022, we incurred approximately $860,000 of acquisition-related costs, which are included in Selling, General and Administrative expenses on the Company’s consolidated statements of (loss) income and comprehensive (loss) income.

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

Emojipedia Acquisition

Pursuant to an Asset Purchase Agreement, on August 1, 2021 (“Closing”), the Company consummated the acquisition of substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The total purchase price of the assets was $6.7 million, of which $4.8 million was paid on August 2, 2021, $917,000 was paid on February 1, 2022, and the remaining $962,000 paid on August 1, 2022. The $4.8 million was funded into an escrow account and classified as other assets on our consolidated balance sheet as of July 31, 2021.

The assets purchased include emojipeida.org, a set of smaller websites, a bank of emoji related URLs related to the seller’s business, including World Emoji Day, the annual World Emoji Awards. The asset purchase does not qualify as a business combination under FASB ASC 805, Business Combinations, and has therefore been accounted for as an asset acquisition. The total purchase price for this acquisition was allocated to intangible assets are amortized on a straight-line basis over their estimated useful lives of fifteen years.

Note 7—Intangible Assets, Net and Goodwill

The following table presents the detail of intangible assets, net as of July 31, 2023 and 2022 (in thousands):

	July 31, 2023			July 31, 2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Emojipedia.org and other internet domains acquired	6,711	894	5,817	6,711	446	6,265
Acquired developed technology	3,950	1,028	2,922	3,950	238	3,712
Customer relationships	7,800	1,013	6,787	7,800	233	7,567
Trade names	3,570	387	3,183	3,570	89	3,481
Total intangible assets	$22,031	$3,322	$18,709	$22,031	$1,006	$21,025

Amortization expense of intangible assets for the fiscal years ended July 31, 2023 and 2022 were approximately $2.3 million and $1.0 million, respectively.

Estimated future amortization expense as of July 31, 2023 is as follows (in thousands):

Fiscal 2024	2,315
Fiscal 2025	2,315
Fiscal 2026	2,315
Fiscal 2027	2,315
Fiscal 2028	2,315
Thereafter	7,134
Total	$18,709

Goodwill

Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination (see Note 6, Business Combination and Asset Acquisition). The Company reviews goodwill annually, or more frequently whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis.

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

Interim Impairment Assessment

The Company performs its annual goodwill impairment tests on the first day of fiscal 4th quarter in accordance with ASC 350-20-35-28. In light of a significant and sustained decline in the Company’s Class B common stock price, circumstances became evident that a possible goodwill impairment existed since the last annual impairment test on May 1, 2022. The Company performed an interim impairment test during the third quarter of fiscal 2023 and concluded that the carrying value of the GuruShots reporting unit exceeded its fair value. Accordingly, the Company recorded a non-cash goodwill impairment charge of $8.7 million in that quarter.

The Company’s goodwill related to acquisitions is carried on the balance sheet of Zedge Europe AS and GuruShots Ltd. The table below reconciles the change in the carrying amount of goodwill for the period from July 31, 2021 to July 31, 2023:

(in thousands)	Carrying Amounts

Balance as of July 31, 2021	$2,262
Goodwill acquired during the period	8,907
Measurement period adjustment	(180)
Impact of currency translation	(201)
Balance as of July 31, 2022	10,788
Goodwill impairment charge	(8,727)
Impact of currency translation	(100)
Balance as of July 31, 2023	$1,961

The total accumulated impairment loss of the Company’s goodwill as of July 31, 2023 was $8.7 million. There were no accumulated impairment losses prior to the fiscal year ended July 31, 2022.

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

July 31, (in thousands)	2023	2022

Accrued payroll and bonuses	$1,136	$1,084
Accrued vacation	593	585
Accrued payroll taxes	237	214
Due to artists	226	301
Accrued expenses	301	261
Operating lease liability-current portion	124	142
Derivative liability for foreign exchange contracts	-	141
Accrued income taxes payable	51	169
Due to related party - IDT	8	1
Total accrued expenses and other current liabilities	$2,676	$2,898

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

Note 10—Commitments and Contingencies

Commitments

In connection with the acquisition of GuruShots, the Company has (i) committed to a retention pool of $4 million in cash to be paid to the founders and employees of GuruShots that will be payable over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the earnout to be contingently paid to the prior owners of GuruShots subject to the acquired users generating minimum levels of ROAS. The Company was prepared to make the minimum investment, however, GuruShots was unable to achieve those minimum ROAS target conditions. GuruShots’ financial performance during the period from the April 2022 acquisition through July 31, 2023, was materially impacted by a combination of industry specific, macroeconomic, and geopolitical challenges that contributed to negatively impacting ROAS. The conditions for payment of the Earnout for the first year following the acquisition were not met and no Earnout payment was made or accrued.

Legal Proceedings

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 11— Operating Leases

The Company has operating leases primarily for office space located in Trondheim, Norway, Tel Aviv, Israel as well as a short-term lease in Vilnius, Lithuania. Operating lease right-of-use assets recorded and included in other assets were approximately $360,000 and $204,000 at July 31, 2023 and 2022, respectively.

In connection with the GuruShots acquisition, the Company acquired approximately $86,000 of right-of-use assets related to its office space in Tel Aviv and assumed approximately $86,000 of lease liabilities as of April 12, 2022.

The following table presents the lease-related assets and liabilities for leases recorded on the consolidated balance sheets (in thousands) as of July 31, 2023 and 2022:

	As of July 31,
	2023	2022
Operating leases:
Other assets	$360	$204
Other current liabilities	$124	$142
Other liabilities	223	53
Total operating lease liabilities	$347	$195

The following table includes the components of our occupancy costs in our consolidated statements of (loss) income and comprehensive (loss) income:

	Years ended July 31,
(in thousands)	2023	2022
Operating lease cost (1)	$139	$111
Variable lease cost (2)	$130	$70

(1)	Operating lease costs include costs associated with fixed lease payments and index-based variable payments that qualified for lease accounting under ASC 842, Leases and complied with the practical expedients and exceptions we elected.

(2)	Variable lease costs include costs that were not fixed at the lease commencement date and are not dependent on an index or rate. These costs were not included in the measurement of lease liabilities and primarily include variable non-lease costs, such as utilities, real estate taxes, insurance and maintenance, as well as lease costs for those leases that qualified for the short-term lease exception.

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of July 31, 2023 and 2022:

	As of July 31,
	2023	2022
Weighted average remaining lease term:
Operating leases	3.23 years	1.50 years
Weighted average discount rate:
Operating leases	5.29%	5.34%

Future minimum lease payments under non-cancellable leases at July 31, 2023 are as follows (in thousands):

Years ending July 31,	Operating Leases
2024	$138
2025	102
2026	87
2027	58
Total future minimum lease payments	385
Less imputed interest	24
Total	$361

As of July 31, 2023, the Company did not have any leases that have not yet commenced that create significant rights and obligations.

Note 12—Income Taxes

The components of (loss) income before income taxes are as follows:

Fiscal year ended July 31,
(in thousands)	2023	2022
Domestic	$(6,724)	$12,009
Foreign	160	(403)
(Loss) income before income taxes	$(6,564)	$11,606

Provision for (benefit from) income taxes consisted of the following:

Fiscal year ended July 31,
(in thousands)	2023	2022
Current:
Foreign	$90	$60
Federal	413	2,163
State	16	53
Total current expense	519	2,276
Deferred:
Foreign	-	44
Federal	(1,004)	(507)
State	23	79
Total deferred expense	(981)	(384)
(Benefit from) provision for income taxes	$(462)	$1,892

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows:

Fiscal year ended July 31,
(in thousands)	2023	2022
U.S federal income tax at statutory rate	$(1,378)	$2,437
State tax (net of federal benefit)	36	120
Change in valuation allowance	(55)	-
Foreign tax rate differential	(18)	(12)
Change in fair value of contingent consideration and goodwill impairment	832	(832)
Stock-based compensation	306	-
Other	(185)	179
(Benefit from) provision for income taxes	$(462)	$1,892

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

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

July 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards (Foreign)	$1,840	$1,840
Net operating loss carryforwards (State)	6	66
Reserves and accruals	162	240
Stock-based compensation	483	313
Depreciation and amortization	882	57
Others	309	240
Net deferred tax assets	3,682	2,756
Less valuation allowance	(1,840)	(1,895)
Total deferred tax assets	$1,842	$861

At July 31, 2023 and 2022, the Company had available U.S. state NOL carryforwards from domestic operations of approximately $0.1 million and $0.9 million, respectively, to offset future taxable income. The state NOL carryforwards will begin to expire in 2038. At July 31, 2023 and 2022, the Company has approximately $8.0 millions of Foreign NOLs (Israel) which is available to offset Israel’s future taxable income without time limit.

The change in the valuation allowance is as follows:

Fiscal year ended July 31, (in thousand)	Balance at beginning of year	Additions related to GuruShots acquisition	Deductions	Balance at end of year
2023
Reserves deducted from deferred income taxes, net:
Valuation allowance	$1,895	$-	$(55)	$1,840
2022
Reserves deducted from deferred income taxes, net:
Valuation allowance	$55	$1,840	$-	$1,895

At July 31, 2023 and 2022, the Company did not have any unrecognized tax benefits and does not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date. In the fiscal years ended July 31, 2023 and 2022, the Company recorded no interest and penalties on income taxes. At July 31, 2023 and 2022, there was no accrued interest included in income taxes payable.

The Company currently remains subject to examinations of its U.S. federal, state, and foreign tax returns generally for the fiscal 2019 to fiscal 2022 years.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development (R&D) for the tax years beginning after December 31, 2021. The Company must now capitalize the expenditures related to R&D activities and amortize over 5 years for US activities and 15 years for non-US activities using mid-year convention. For US GAAP purposes, the Company capitalize all R&D expenditures on the consolidated balance sheet and amortize over 3 years for book purposes. Therefore, we will have book to tax difference in amortization expense and no additional capitalization on R&D expenditures for tax purposes under IRC 174.

Note 13—Stock-Based Compensation

2016 Stock Incentive Plan

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

At July 31, 2023, there were 467,000 shares of Class B common stock available for awards under the 2016 Incentive Plan before accounting for the remaining 173,000 contingently issuable shares related to the DSUs with both service and market conditions discussed below.

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

In fiscal 2023 and fiscal 2022, the Company recognized stock-based compensation for its employees and non-employees as follows:

	Fiscal Year Ended
	July 31,
(in thousands)	2023	2022	% Change
Stock-based compensation expense	$2,519	$1,936	30.1%

As of July 31, 2023, the Company’s unrecognized stock-based compensation expense was $321 thousand for unvested stock options, $616 thousand for unvested DSUs and $2.0 million for unvested restricted stock primarily related to the portion of retention bonus to be paid in the Company’s Class B common stock in connection with the GuruShots acquisition.

In fiscal 2023 and 2022, restricted stock and DSUs awards with respect to 267,000 shares and 78,000 shares vested. In connection with this vesting, the Company purchased 6,310 shares and 16,115 shares respectively of Class B Stock from certain employees for $17,000 and $232,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

In the fiscal years ended July 31, 2023 and 2022 there were $0 and $107,000, respectively, income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

Stock Options

The Company’s option awards generally have a maximum term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant and are pursuant to individual written agreements. Grants generally vest over a three-year or four -year period.

In fiscal years 2023 and 2022, the Compensation Committee approved equity grants of options to purchase 58,000 and 60,000 shares, respectively, of the Company’s Class B common stock to various executives, consultants and employees, vesting mostly over a three-year or four-year period. Unrecognized compensation expense related to these awards granted in fiscal 2023 and 2022 were $104,000 and $400,000 respectively based on the estimated fair value of the options on the grant dates.

In fiscal 2023, the Company received proceeds of $1,785 from the exercise of stock options for which the Company issued 1,500 shares of its Class B common stock. In fiscal 2022, the Company received proceeds of $8,631 from the exercise of stock options for which the Company issued 5,166 shares of its Class B common stock.

The Company cancelled or forfeited options grants of 57,000 shares and 41,000 shares in fiscal 2023 and fiscal 2022 respectively primarily due to employee resignations or layoffs.

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

The option repricing resulted in incremental stock-based compensation of $87,000, of which $52,000 was recorded as expense in the fiscal 2023, and $35,000 will be recognized as expense over the requisite service periods over which the Eligible Stock Options vest.

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

The Company used the following weighted average assumptions in its BSM pricing model:

Fiscal year ended July 31,	2023	2022
Expected term	6.0 years	6.0 years
Volatility	90.0%	92.0%
Risk free interest rate	3.9%	1.8%
Dividends	—	—

The following represents option activity for the fiscal years ended July 31, 2023 and 2022, including options granted prior to our separation from our former parent in a spin-off on June 1, 2016 and options granted under the 2016 Incentive Plan adopted on June 2, 2016:

	Stock Options		Weighted- Average	Aggregate
	Number of Options (in thousands)	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value (in thousands)
Outstanding at July 31, 2021	843	$2.72	6.76	$10,657
Granted	60	8.80
Exercised	(5)	1.67
Cancelled / forfeited	(41)	11.02
Outstanding at July 31, 2022	857	$2.76	5.88	$763
Granted	58	2.35
Exercised	(2)	1.19
Cancelled / forfeited	(57)	7.83
Outstanding at July 31, 2023	856	$1.79	4.98	$346
Exercisable at July 31, 2023	737	$1.72	4.40	$330

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the periods indicated:

July 31, (in thousands except per share amounts)	2023	2023
Weighted average grant date fair value of options granted	$1.78	$6.64
Intrinsic value of options exercised	2	29
Fair value of awards vested	215	216

At July 31, 2023, there was approximately $321,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a period of 2.4 years.

At July 31, 2022, there was approximately $587,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock

In fiscal 2023 and in connection with the GuruShots acquisition, the Company issued 626,242 shares of the Company’s Class B common stock with a grant date fair value of $4 million to the founders and employees as a retention bonus pool which is managed by a trustee based in Israel. These shares shall vest, in equal tranches, over three years assuming that the recipients remain employed by the Company or a subsidiary through the vesting dates. In fiscal 2023 and 2022, the Company has amortized $1.3 million and $444 thousands in stock-based compensation expenses related to these shares. In fiscal 2023, 51,000 shares were forfeited due to resignations.

At July 31, 2023, there were 400,000 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2023, there was $2.0 million of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 1.6 years.

At July 31, 2022, there were 688,000 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2022, there was $3.7 million of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 2.6 years.

In fiscal 2023 and fiscal 2022, there were 237,000 shares and 65,000 shares vested. In connection with this vesting, the Company did not purchase any shares in fiscal 2023 and purchased 11,665 shares of Class B Stock from certain employee for $161,000 to satisfy tax withholding obligations.

The following represents restricted shares activity for the fiscal years ended July 31, 2023 and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock award as of July 31, 2021	127,300	3.27
Granted (GuruShots Retention Bonus shares)	626,242	6.39
Vested	(65,101)	6.39
Forfeited	-	-
Non-vested stock award as of July 31, 2022	688,441	$6.15
Granted	-	-
Vested	(236,953)	6.04
Forfeited	(51,143)	6.39
Non-vested stock award as of July 31, 2023	400,345	$6.19

Deferred Stock Units

On September 7, 2021, the Company granted a total of 291,320 DSUs to 64 of its employees and consultants. Each DSU represents the right to receive one share of the Company’s Class B common stock.

30% of the DSU’s (or 87,396) have service vesting conditions only, with a vesting schedule of 25% on September 7, 2022, 33% on September 7, 2023, and remaining 42% on September 7, 2024. Vesting of the remaining 70% of the DSUs (or 203,924) is subject to continued service as well as a market condition. These DSUs will vest if the grantee remains in service to the Company and only if the aggregate market capitalization of the Company’s equity securities has reached or exceeded $451 million for five consecutive trading days between the grant date and the vest date. Subject to satisfaction of both of those conditions, these DSU’s with both service and market conditions have a vesting schedule of 25% September 7, 2022, up to 58% (the 25% eligible to vest in 2022 and an additional 33%) on September 7, 2023, and up to 100% on September 7, 2024. In the event the market capitalization condition has not been met prior to a vesting date, but is met by a subsequent vesting date, all DSUs with a market condition eligible for vesting prior to that date shall vest. In the event that the market capitalization condition has not been met by September 7, 2024, the DSUs with a market condition shall expire.

In fiscal 2023, the Company purchased 6,310 shares of Class B Common Stock from various employees for $17,000 to satisfy tax withholding obligations in connection with the vesting of DSUs. In fiscal 2022, the Company purchased 4,450 shares of Class B Common Stock from various employees for $72,000 to satisfy tax withholding obligations in connection with the vesting of DSUs.

The following represents restricted shares activity for the fiscal years ended July 31, 2023 and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested DSU award as of July 31, 2021	37,500	$1.54
Granted (1)	291,320	9.60
Vested	(12,500)	1.54
Forfeited	(33,720)	8.64
Non-vested DSU award as of July 31, 2022	282,600	$9.00
Granted	2,000	2.21
Vested	(29,820)	10.40
Forfeited	(16,175)	8.32
Non-vested DSU award as of July 31, 2023	238,605	$8.81

(1)	Includes 203,924 DSUs (or 70% of total awards) of which vesting are subject to both service and market condition.

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

At July 31, 2023, there were 238,605 non-vested DSUs and the unrecognized compensation expense related to unvested DSUs was an aggregate of $616,000 which is expected to be recognized over a weighted-average period of 1.1 years.

Note 14—Related Party Transactions

On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent publicly-held company. Following the Spin-Off, IDT charges the Company for services it provides, and the Company charges IDT for services it provides, pursuant to a Transition Services Agreement (“TSA”).

In fiscal 2023 and 2022 the Company was charged by IDT a total of $125,000 and $118,000, respectively, for legal services. In addition, the Company charged IDT approximately $81,000 and $167,000, respectively, for consulting services provided to IDT by a Zedge employee.  As of July 31, 2023 and 2022, the Company owed IDT $8,000 and $1,000 respectively.

The activities between the Company and IDT were as follows (in thousands):

Fiscal years ended July 31, (in thousands)	2023	2022
Balance at beginning of year	$1	$(6)
Legal services provided by IDT	125	118
Consulting services provided to IDT	(81)	(167)
Cash payments made to IDT	(37)	56
Due to IDT*	$8	$1

*	Due to IDT is included in accrued expenses and other current liabilities

The Company is party to a consulting agreement with Activist Artist Management, LLC (“Activist”), which assists the company in strategic business development. A member of the Company’s Board of Directors and Chairman of the Audit Committee owns a significant minority stake in Activist. Under the terms of the agreement, which was amended as of August 1, 2020, the Company pays Activist $3,750 per month, plus possible commissions. On June 7, 2022 the Company’s Board approved a $65,000 advisory fee to Activist in connection with the GuruShots acquisition. In addition, the Board approved the increase in monthly retainer from $3,750 to $5,000 per month retroactive from April 1, 2022. In aggregate the Company paid approximately $60,000 and $114,000 respectively, to Activist in the fiscal years ended July 31, 2023 and 2022, respectively.

Note 15—Segment and Geographic Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer as of July 31, 2023. Based on the criteria established by ASC 280, Segment Reporting, the Company has one operating and reportable segment as of July 31, 2022.

Beginning in the first quarter of fiscal 2023, the Company revised the presentation of segment information to align with changes to how the Company’s CODM manages the business, allocates resources and assesses operating performance reports operating results based on two reportable segments, which are the Zedge Marketplace and GuruShots.

The CODM evaluates the performance of each operating segment using revenue and income (loss) from operations. The following table provides information about the Company’s two reportable segments.

	Fiscal Year Ended
	July 31,
	2023	2022
Revenue:	(in thousands)
Zedge Marketplace	$22,594	$24,872
GuruShots	4,647	1,673
Total	$27,241	$26,545
Segment income (loss) from operations:
Zedge Marketplace	$6,321	$9,582
GuruShots	(13,232)	2,256
Total	$(6,911)	$11,838

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

GuruShots’ operating results are consolidated with our operating results beginning on April 13, 2022. Therefore, our consolidated results of operations for the fiscal year ended July 31, 2022 may not be comparable to the corresponding periods in fiscal 2023. Please refer to the unaudited pro forma consolidated financial information contained in Note 6, Business Combination and Asset Acquisition.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Norway, were as follows:

	United States	Foreign	Total
Long-lived assets, net:
July 31, 2023	$7,054	$14,346	$21,400
July 31, 2022	$7,818	$15,217	$23,035
Total assets:
July 31, 2023	$33,401	$13,430	$46,831
July 31, 2022	$26,229	$28,397	$54,626

Note 16—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank (“WAB”) for a revolving credit facility of up to $2.5 million for an initial two-year term which was extended twice for another two-year term which expired September 26, 2022 and was amended on October 28, 2022 as discussed below. The revolving credit facility was secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bore interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest was payable monthly and all outstanding principal and any accrued and unpaid interest was due on the maturity date of September 26, 2022. The Company was required to pay an annual facility fee of $10,000 to WAB. The Company was also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants included a prohibition on the Company paying any dividend on its capital stock. At October 27, 2022 and July 31, 2022, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

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

Pursuant to the Amended Loan Agreement, $2 million was advanced in a single-cash advance on October 28, 2022, with the remaining $5 million available for drawdown during twenty-four (24) months after closing. Each drawdown must be in an amount of not less than One Million Dollars ($1 million). On May 11, 2023, the Company entered into a Modification Agreement pursuant to which the Company agreed to modify the Amended Loan Agreement to reduce the remaining $5 million availability to $0.

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

Future scheduled principal repayments on the term loan as of July 31, 2023 are as follows (in thousands):

Years ending July 31,	Principal Repayments Amount
2024	$50
2025	200
2026	200
2027	1,550
Total future principal repayments	2,000
Deferred financing costs	(15)
Term loan, net of deferred financing costs	$1,985

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At July 31, 2023, there were $4.5 million of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by $450,000.

Note 17—Defined Contribution Plan

In September 2016, the Company adopted a 401(k) Plan, effective August 1, 2016, available to all employees based in the US meeting certain eligibility criteria. The Plan permits participants to elect pre-tax or after-tax salary deferrals that will be contributed to the Plan, not to exceed the limits established by the Internal Revenue Code. The Plan provides for enhanced safe harbor employer matching contributions. All contributions made by participants and safe harbor matching contributions by the Company will be fully vested. The Company’s Class A common stock and Class B common stock are not investment options for elective deferrals by the Plan’s participants. However, matching contributions may be made in shares of the Company.

The Company’s cost for matching contributions to the Plan were $45,000 and $43,000 for the fiscal years ended July 31, 2023 and 2022, respectively. In lieu of making cash contributions, the Company opted to contribute 18,278 shares and 4,812 shares of the Company’s Class B common stock to the Plan for fiscal 2023 and fiscal 2022, respectively.

Note 18—Subsequent Events

The parties to the agreement governing our purchase of GuruShots made various representations, warranties and covenants subject to the qualifications and limitations agreed by the respective parties in the agreement. On September 26, 2023, the Company noticed a claim for indemnification regarding material inaccuracies in certain of those representations and warranties. The Company does not currently know how this matter will be resolved and cannot make any assertions as to any eventual outcome.