Form 10-Q
period 2023-10-31
Zedge, Inc.
filed 2023-12-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of December 12, 2023, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares outstanding
Class B common stock, $.01 par value:	13,829,798 shares outstanding (excluding 839,332 shares held in treasury)

ZEDGE, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	October 31,	July 31,
	2023	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,745	$18,125
Trade accounts receivable	3,183	2,883
Prepaid expenses and other receivables	635	569
Total current assets	22,563	21,577
Property and equipment, net	2,423	2,186
Intangible assets, net	18,130	18,709
Goodwill	1,784	1,961
Deferred tax assets, net	1,842	1,842
Other assets	439	556
Total assets	$47,181	$46,831
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$815	$669
Accrued expenses and other current liabilities	2,906	2,676
Deferred revenues	2,250	2,414
Total current liabilities	5,971	5,759
Term loan, net of deferred financing costs	1,986	1,985
Deferred revenues-non-current	74	-
Other liabilities	171	223
Total liabilities	8,202	7,967
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at October 31, 2023 and July 31, 2023	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 14,669 shares issued and 13,830 shares outstanding at October 31, 2023, and 14,634 shares issued and 13,801 outstanding at July 31, 2023	147	146
Additional paid-in capital	46,631	46,122
Accumulated other comprehensive loss	(1,904)	(1,537)
Accumulated deficit	(3,957)	(3,942)
Treasury stock, 839 shares at October 31, 2023 and 833 shares at July 31, 2023, at cost	(1,943)	(1,930)
Total stockholders’ equity	38,979	38,864
Total liabilities and stockholders’ equity	$47,181	$46,831

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	October 31,
	2023	2022
Revenues	$7,081	$6,900
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	486	632
Selling, general and administrative	5,499	5,826
Depreciation and amortization	775	793
Change in fair value of contingent consideration	-	(150)
Income (loss) from operations	321	(201)
Interest and other income, net	81	35
Net loss resulting from foreign exchange transactions	(219)	(76)
Income (loss) before income taxes	183	(242)
Provision for (benefit from) income taxes	198	(73)
Net loss	$(15)	$(169)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(367)	(259)
Total other comprehensive loss	(367)	(259)
Total comprehensive loss	$(382)	$(428)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic	$-	$(0.01)
Diluted	$-	$(0.01)
Weighted-average number of shares used in calculation of income (loss) per share:
Basic	13,975	14,330
Diluted	13,975	14,330

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2023	525	$5	14,634	$146	$46,122	$(1,537)	$(3,942)	833	$(1,930)	$38,864
Exercise of stock options	-	-	2	-	3	-	-	-	-	3
Stock-based compensation	-	-	33	1	506	-	-	-	-	507
Purchase of treasury stock	-	-	-	-	-	-	-	6	(13)	(13)
Foreign currency translation adjustment	-	-	-	-	-	(367)	-	-	-	(367)
Net loss	-	-	-	-	-	-	(15)	-	-	(15)
Balance – October 31, 2023	525	$5	14,669	$147	$46,631	$(1,904)	$(3,957)	839	$(1,943)	$38,979

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Equity
Balance – July 31, 2022	525	$5	13,951	$139	$43,609	$(1,391)	$2,160	74	$(334)	$44,188
Stock-based compensation	-	-	30	1	589	-	-		-	590
Purchase of treasury stock	-	-	-	-	-	-	-	130	(310)	(310)
Foreign currency translation adjustment	-	-	-	-	-	(259)	-		-	(259)
Net loss	-	-	-	-	-	-	(169)		-	(169)
Balance – October 31, 2022	525	$5	13,981	$140	$44,198	$(1,650)	$1,991	204	$(644)	$44,040

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2023	2022
Operating activities
Net loss	$(15)	$(169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14	14
Amortization of intangible assets	579	579
Amortization of capitalized software and technology development costs	182	200
Amortization of deferred financing costs	1	-
Impairment of investment in privately-held company	50	-
Change in fair value of contingent consideration	-	(150)
Stock-based compensation	507	589
Change in assets and liabilities:
Trade accounts receivable	(300)	(70)
Prepaid expenses and other current assets	(66)	(205)
Other assets	14	14
Trade accounts payable and accrued expenses	384	598
Deferred revenue	(90)	(318)
Net cash provided by operating activities	1,260	1,082
Investing activities
Final payments for asset acquisitions	-	(962)
Capitalized software and technology development costs	(423)	(310)
Purchase of property and equipment	(22)	(39)
Net cash used in investing activities	(445)	(1,311)
Financing activities
Proceeds from term loan payable	-	2,000
Payment of deferred financing costs	-	(18)
Proceeds from exercise of stock options	3	-
Purchase of treasury stock in connection with share buyback program and stock awards vesting	(13)	(310)
Net cash (used in) provided by financing activities	(10)	1,672
Effect of exchange rate changes on cash and cash equivalents	(185)	(109)
Net increase in cash and cash equivalents	620	1,334
Cash and cash equivalents at beginning of period	18,125	17,085
Cash and cash equivalents at end of period	$18,745	$18,419
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$36	$-
Cash payments made for interest	$46	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its subsidiaries, GuruShots Ltd. (“GuruShots”), Zedge Europe AS and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024 or any other period. The balance sheet at July 31, 2023 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023 (the “2023 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2023 refers to the fiscal year ended July 31, 2023).

Reportable Segments

Effective August 1, 2022, we revised the presentation of segment information to reflect our acquisition of GuruShots. As such, we now report operating results through two reportable segments: Zedge Marketplace and GuruShots, as further discussed in Note 11, Segment and Geographic Information.

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

Transactions with these related parties did not have a material impact to the consolidated balance sheets as of October 31, 2023 or July 31, 2023, or the consolidated statements of operations and comprehensive loss for the three months ended October 31, 2023 or 2022.

Note 2—Revenue

Disaggregation of Revenue

The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended
	October 31,
	2023	2022
Zedge Marketplace
Advertising revenue	$4,939	$4,490
Paid subscription revenue	976	891
Other revenues	222	190
Total Zedge App revenue	6,137	5,571
GuruShots
Digital goods and services	944	1,329
Total revenue	$7,081	$6,900

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

Deferred revenues

On April 1, 2022, the AppLovin Corporation paid the Company a one-time integration bonus of $2 million for migrating to their mediation platform. This amount is being amortized over an estimated service period of 24 months. The Company’s deferred revenue balance related to this bonus was approximately $0.4 million and $0.7 million as of October 31, 2023 and July 31, 2023, respectively.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. The Company’s deferred revenue balance related to paid subscriptions was approximately $1.7 million related to approximately 648,000 active subscribers, and approximately $1.5 million, related to approximately 647,000 active subscribers as of October 31, 2023 and July 31, 2023, respectively.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity (“Breakage”). As of October 31, 2023, and July 31, 2023, the Company’s deferred revenue balance related to Zedge Premium was approximately $252,000 and $255,000, respectively.

The amount of deferred revenue recognized in the three months ended October 31, 2023 that was included in the deferred revenue balance at July 31, 2023 was $0.9 million.

Significant Judgments

The advertising networks and advertising exchanges to which the Company sells its inventory track and report the impressions and revenues to Zedge and Zedge recognizes revenues based on these reports. The networks and exchanges base their payments off of those reports and Zedge independently compares the data to each of the client sites to validate the imported data and identify any differences. The number of impressions and revenues delivered by the advertising networks and advertising exchanges is determined at the end of each month, which resolves any uncertainty in the transaction price during the reporting period.

Practical Expedients

The Company expenses the fees retained by Google Play and App Store related to subscription revenue when incurred as marketing expense because the duration of the contracts for which the Company pays commissions are less than one year, except for the new lifetime subscriptions we rolled out in August 2023. These costs are included in the selling, general and administrative expenses of the condensed consolidated statements of operations and comprehensive loss.

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
October 31, 2023
Liabilities:
Foreign exchange forward contracts	$-	$208	$-	$208

July 31, 2023
Assets:
Foreign exchange forward contracts	$-	$19	$-	$19

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

The Company’s other financial instruments at October 31, 2023 and July 31, 2023 included trade accounts receivable and trade accounts payable. The carrying amounts of the trade accounts receivable and trade accounts payable approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar (USD) to Norwegian Kroner (NOK) and USD to Euro (EUR) exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank (“WAB”) allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 10 Term Loan and Revolving Credit Facility). The Company does not apply hedge accounting to these contracts, and therefore the changes in fair value are recorded in unaudited condensed consolidated statements of operations and comprehensive loss. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at October 31, 2023, were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Nov-23	225,000	2,256,750
Dec-23	225,000	2,253,285
Jan-24	225,000	2,249,730
Feb-24	225,000	2,246,265
Mar-24	225,000	2,242,823
Apr-24	225,000	2,240,550
May-24	225,000	2,237,738
Total	1,575,000	15,727,140

Settlement Date	U.S. Dollar Amount	EUR Amount
Nov-23	225,000	206,935
Dec-23	225,000	206,555
Jan-24	225,000	206,271
Feb-24	225,000	205,893
Mar-24	225,000	205,611
Apr-24	225,000	205,386
May-24	225,000	205,142
Total	1,575,000	1,441,792

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows:

(in thousands)		October 31, 2023	July 31, 2023
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$-	$19
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$208	$-

The effects of derivative instruments on the condensed consolidated statements of operations and comprehensive loss were as follows:

		Three Months Ended October 31
Amount of Loss Recognized on Derivatives		2023	2022
Derivatives not designated or not qualifying as hedging instruments	Location of income (loss) recognized on derivatives	(in thousands)
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$282	$(121)

Note 5—Intangible Assets and Goodwill

The following table presents the detail of intangible assets, net as of October 31, 2023 and July 31, 2023 (in thousands):

	October 31, 2023			July 31, 2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Emojipedia.org and other internet domains acquired	6,711	1,006	5,705	6,711	894	5,817
Acquired developed technology	3,950	1,224	2,726	3,950	1,028	2,922
Customer relationships	7,800	1,208	6,592	7,800	1,013	6,787
Trade names	3,570	463	3,107	3,570	387	3,183
Total intangible assets	$22,031	$3,901	$18,130	$22,031	$3,322	$18,709

Estimated future amortization expense as of October 31, 2023 is as follows (in thousands):

Fiscal 2024	1,736
Fiscal 2025	2,315
Fiscal 2026	2,315
Fiscal 2027	2,315
Fiscal 2028	2,315
Thereafter	7,134
Total	$18,130

The Company’s amortization expense for intangible assets were $579,000 and $579,000 for the three months ended October 31, 2023 and 2022, respectively.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended October 31, 2023 (in thousands).

Carrying Amounts
Balance as of July 31, 2023	1,961
Impact of currency translation	(177)
Balance as of October 31, 2023	$1,784

The total accumulated impairment loss of the Company’s goodwill as of October 31, 2023 was $8.7 million.

Note 6—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 31,	July 31,
	2023	2023
Accrued payroll and bonuses	$764	$1,136
Accrued vacation	590	593
Accrued payroll taxes	285	237
Due to artists	310	226
Accrued expenses	573	301
Operating lease liability-current portion	122	124
Derivative liability for foreign exchange contracts	208	-
Accrued income taxes payable	41	51
Due to related party - IDT	13	8
Total accrued expenses and other current liabilities	$2,906	$2,676

Note 7—Stock-Based Compensation

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

At October 31, 2023, there were 470,000 shares of Class B common stock available for awards under the 2016 Incentive Plan before accounting for 204,000 contingently issuable shares related to deferred stock units (“DSUs”) with both service and market conditions.

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

In our accompanying unaudited condensed consolidated statements of operations and comprehensive loss, the Company recognized stock-based compensation expense for our employees and non-employees as follows:

	Three Months Ended
	October 31,
	2023	2022
Stock-based compensation expense	$507	$589

As of October 31, 2023, the Company’s unrecognized stock-based compensation expense was $277,000 for unvested stock options, $456,000 for unvested DSUs and $1.7 million for unvested restricted stock including the $4 million portion of retention bonus in connection with the GuruShots acquisition to be paid in the Company’s Class B common stock.

In the three months ended October 31, 2023 and 2022, awards of restricted stock and DSUs with respect to 124,000 shares and 30,000 shares, respectively, vested. In connection with these vesting events, the Company purchased 6,328 shares and 6,310 shares respectively, of Class B Stock from certain employees for $13,000 and $17,000, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

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

Pursuant to the 2016 Incentive Plan, the Compensation Committee of the Board of Directors, as the administrator, has discretionary authority, exercisable on such terms and conditions that it deems appropriate under the circumstances, to reduce the exercise price in effect for outstanding options under the 2016 Incentive Plan. In approving the repricing, the Compensation Committee considered the impact of the current exercise prices of outstanding stock options on the incentives provided to employees and consultants, the lack of retention value provided by the outstanding stock options to employees and consultants, and the impact of such options on the capital structure of the Company. As of October 20, 2022, there were 532,750 stock options outstanding under the 2016 Incentive Plan, of which 191,663 outstanding stock options had exercise prices in excess of the market price of the Company’s common stock as of October 20, 2022, which is why the Compensation Committee made the determination to deem all outstanding and unexercised stock options held by current employees, executive officers, and consultants as Eligible Stock Options.

Jonathan Reich, the Company’s Chief Executive Officer, and Yi Tsai, the Company’s Chief Financial Officer, held Eligible Stock Options exercisable for an aggregate of 64,898 and 15,000 shares of the Company’s common stock, respectively, which options were repriced.

The option repricing resulted in incremental stock-based compensation of $87,000, of which $39,000 was recorded as expense in the three months ended January 31, 2023, and $48,000 will be recognized as expense over the requisite service periods over which the Eligible Stock Options vest.

Note 8—Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Three Months Ended
	October 31,
	2023	2022
Basic weighted-average number of shares	13,975	14,330
Effect of dilutive securities:
Stock options	-	-
Non-vested restricted Class B common stock	-	-
Deferred stock units	-	-
Diluted weighted-average number of shares	13,975	14,330

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	October 31,
	2023	2022
Stock options	855	858
Non-vested restricted Class B common stock	308	679
Deferred stock units	203	239
Shares excluded from the calculation of diluted earnings per share	1,366	1,776

For the three months ended October 31, 2023 and 2022, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock and DSUs would have been anti-dilutive.

Note 9—Commitments and Contingencies

Commitments

In connection with the acquisition of GuruShots, the Company has (i) committed to a retention pool of $4 million in cash to be paid to the founders and employees of GuruShots that will be payable over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to invest a minimum in user acquisition in the first 24 months following the closing subject to the acquired users generating minimum ROAS thresholds and payment of an earnout if certain growth targets were met. The Company’s obligations with respect to a potential earnout have been terminated.

At the end of the first quarter of fiscal 2024, the Company and the prior owners of GuruShots agreed to withdraw and settle claims related to the SPA pursuant to which the Company purchased the equity of GuruShots, including any dispute about minimum user acquisition spend for GuruShots, any right of the prior owners to an earnout payment and the Company’s claim for indemnification related to alleged misrepresentations in the SPA.

Legal Proceedings

The Company may from time to time be subject to other legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 10—Term Loan and Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with WAB for a revolving credit facility of up to $2.5 million for an initial two-year term which was extended twice for another two-year term which expired September 26, 2022 and was amended on October 28, 2022 as discussed below. The revolving credit facility was secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bore interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest was payable monthly and all outstanding principal and any accrued and unpaid interest was due on the maturity date of September 26, 2022. The Company was required to pay an annual facility fee of $10,000 to WAB. The Company was also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants included a prohibition on the Company paying any dividend on its capital stock.

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

Pursuant to the Amended Loan Agreement, the Company discontinued the then existing $2 million revolving credit facility under the prior version of the Loan and Security Agreement. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

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

Future scheduled principal repayments on the term loan as of October 31, 2023 are as follows (in thousands):

Years ending July 31,	Principal Repayments Amount
2024	$50
2025	200
2026	200
2027	1,550
Total future principal repayments	2,000
Deferred financing costs	(14)
Term loan, net of deferred financing costs	$1,986

On November 15, 2023, we elected to prepay the entire principal amount of $2 million, see Note 14 Subsequent Events.

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At October 31, 2023, there were $3.2 million of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by $315,000.

Note 11—Segment and Geographic Information

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer as of October 31, 2023.

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

The CODM evaluates the performance of each operating segment using revenue and income (loss) from operations. The following table provides information about the Company’s two reportable segments (in thousands):

	Three Months Ended
	October 31,
	2023	2022
	(in thousands)
Revenue:
Zedge Marketplace	$6,137	$5,571
GuruShots	944	1,329
Total	$7,081	$6,900

Segment income (loss) from operations:
Zedge Marketplace	$1,654	$1,371
GuruShots	(1,333)	(1,572)
Total	$321	$(201)

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Norway, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
October 31, 2023	$6,913	$14,078	$20,991
July 31, 2023	$7,054	$14,346	$21,400
Total assets:
October 31, 2023	$35,543	$11,638	$47,181
July 31, 2023	$33,401	$13,430	$46,831

Note 12— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $302,000 and $360,000 at October 31, 2023 and July 31, 2023, respectively.

There were no material changes in the Company’s operating and finance leases in the three months ended October 31, 2023, as compared to the disclosure regarding such leases in the Company’s 2023 Form 10-K.

Note 13—Income Taxes

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

The Company’s estimated annual effective tax rate for the fiscal year ending July 31, 2024 differs from the U.S. federal statutory tax rate due to certain items primarily related to stock-based compensation expense, mix of jurisdictions in which the Company had, foreign derived intangible income deduction, global intangible low-taxed income and the change in basis differences associated with tax deductible goodwill.

As of October 31, 2023, the Company had $3.7 million of deferred tax assets for which it has established a valuation allowance of $1.8 million, related to U.S. federal and state taxes and for a certain international subsidiary.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway, Lithuania and Israel.

Note 14—Subsequent Events

On November 15, 2023, the Company voluntarily prepaid the entire principal amount of $2 million in accordance with the terms of the Amended Loan Agreement without incurring any prepayment penalty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 (the “Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

As used below, unless the context otherwise requires, the terms “the Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation and its subsidiaries, GuruShots Ltd., Zedge Europe AS and Zedge Lithuania UAB, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from future results. Factors that may cause such differences include, but are not limited to: (1) Economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price; (2) Our ability to successfully make acquisitions and/or successfully integrate acquisitions that we have made into Zedge without incurring unanticipated costs or without being subject to other integration issues that may disrupt our existing operations; (3) Delay or failure to realize the expected synergies and benefits of the GuruShots acquisition; (4) The impact of the Covid-19 pandemic on our employees, customers, partners, and the global financial markets; (5) Russia’s invasion of Ukraine, and the international community’s response; and (6) Recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them. For further information regarding risks and uncertainties associated with our business, please refer to Item 1A to Part I “Risk Factors” in the Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the Form 10-K.

Geo-Political and Macroeconomic Conditions and the COVID-19 Pandemic

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including but not limited to, rising interest rates, actions taken to counter inflation, reduced consumer confidence, supply side disruptions, the COVID-19 pandemic, Russia’s invasion of Ukraine and the Israel-Hamas war. The future and full impact that these factors may have on our business, financial condition, and results of operations is unclear. The risks related to our business are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed under Item 1A to Part I “Risk Factors” in the Form 10-K.

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

The Zedge Ringtones and Wallpapers app (which is named “Zedge Wallpapers” in the App Store), which we refer to as our “Zedge App,” offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of October 31, 2023, our Zedge App has been installed nearly 625 million times since inception and had 28.5 million monthly active users (“MAU”) as of October 31, 2023. MAU is a key performance indicator (“KPI”) that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or for a price, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content (i.e., for purchase). In turn, our users utilize the content to personalize their phones and express their individuality.

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

The Zedge Marketplace monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app (or web-based) sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly or annual subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of October 31, 2023, we had approximately 648,000 active subscribers.

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

Beyond our commitment to growing both the Zedge App and GuruShots on a standalone basis, we believe that there are many potential synergies that we can capitalize on that exist between the two businesses. Specifically, we plan to enable the ability for GuruShots players to become Zedge Premium artists and sell their photos to our audience of 28+ million MAU as standard digital images or NFTs. In addition, we look to benefit from the experience that the GuruShots team possesses and test gamifying the Zedge App. We believe that successful gamification can contribute to increasing engagement, retention, and lifetime value, all critical KPIs for our business. Longer term, we believe that there are complementary content verticals that lend themselves to gamification. To this end we have been developing a new hybrid casual title, ‘AI Art Master,’ which enables players to create generative AI images and compete in themed based competitions with these images. Our new mobile game, AI Art Master, is presently in its soft-launch phase across the Philippines, Poland, India, Argentina and Chile. Based on analyzing user data and performing extensive user testing, we’re refining user experience and game mechanics to better convert installs into engaged players, enhance retention, and develop a robust in-game economy. As we iterate, we aim to extend the soft-launch to more countries, targeting a commercial launch in the first half of 2024.

In August 2021, we acquired the assets of Emojipedia Pty Ltd (“Emojipedia”), including Emojipedia.org the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards. In October 2023, Emojipedia received approximately 41 million monthly page views and has approximately 9.7 million monthly active users as of October 31, 2023 of which approximately 52.7% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Meta, and X, formally known as Twitter.

We believe that Emojipedia provides growth potential to the Zedge App, and it was immediately accretive to earnings post acquisition in August 2021. In the past year, we have made many changes to Emojipedia including migrating to a new ad mediation platform, overhauling its backend, and redesigning the Emojipedia website. We will continue to enhance this offering and are exploring new features including a native mobile offering as well as additional monetization opportunities.

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

Key Performance Indicators (KPIs)

Zedge App-MAU and ARPMAU

The presentation of our results of operations includes disclosure of two key performance indicators – Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU) from our Zedge App. MAU is a key performance indicator that we define as the number of unique users that used our Zedge App during the previous 30-day period, which is important to understanding the size of our active user base for our Zedge App which is a main driver of our revenue. Changes and trends in MAU are useful for measuring the general health of our business, gauging both present and potential users/customers’ experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement.

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

MAU decreased 10.7% in the three months ended October 31, 2023 when compared to the same period a year ago, primarily attributable to lackluster year-over-year growth in global new mobile phone sales resulting in a significant decline in organic new installs in the current period. Additionally, we have experienced a continuing shift in the regional customer make-up with MAU in emerging markets (particularly India) representing an increasing portion of our user base. As of October 31, 2023, users in emerging markets represented about 78.2% of our MAU, as compared to 77.6% from the same period a year ago. ARPMAU for the three months ended October 31, 2023 increased 16.9% when compared to the same period a year ago, primarily due to the increase in advertising rate from the same period a year ago which was negatively impacted by the geopolitical and macroeconomic conditions at that time.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended October 31, 2023 as compared to the same period a year ago:

	Three Months Ended October 31,
(in millions, except ARPMAU - Zedge App)	2023	2022	% Change
MAU- Zedge App	28.5	31.9	(10.7)%
Developed Markets MAU - Zedge App	6.2	7.1	(13.1)%
Emerging Markets MAU - Zedge App	22.3	24.8	(10.0)%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	78.2%	77.7%	0.6%

ARPMAU - Zedge App	$0.0628	$0.0537	16.9%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended October 31, 2023:

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

MAP decreased 29.7% in the three months ended October 31, 2023 when compared to the same period a year ago, primarily attributable to Apple’s App Tracking Transparence (“ATT”) framework which impeded our ability to invest in paid user acquisition (“PUA”) campaigns profitably in terms of return on ad spend or (“ROAS”). As such, we continued to scale back our PUA spend for GuruShots in Q1 fiscal 2024 while continuously testing with new campaigns and creatives in order to unearth attractive ROAS scaling opportunities. ARPMAP increased 0.5% to $51.2 in the three months ended October 31, 2023 from $50.9 in the three months ended October 31, 2022.

The following table shows our MAP and ARPMAP for the three months ended October 31, 2023 and 2022.

	Three Months Ended October 31,
	2023	2022	% Change
Monthly Active Payers	6,106	8,690	(29.7)%
Average Revenue per Monthly Active Payer	$51.2	$50.9	0.5%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended October 31, 2023:

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

Results of Operations

Three months ended October 31, 2023 compared to three months ended October 31, 2022

	Three Months Ended		Change
	October 31,
	2023	2022	$	%
	(in thousands)
Revenues	$7,081	$6,900	$181	2.6%
Direct cost of revenues	486	632	(146)	(23.1)%
Selling, general and administrative	5,499	5,826	(327)	(5.6)%
Depreciation and amortization	775	793	(18)	(2.3)%
Change in fair value of contingent consideration	-	(150)	150	nm
Income (loss) from operations	321	(201)	522	mm
Interest and other income, net	81	35	46	131.4%
Net loss resulting from foreign exchange transactions	(219)	(76)	(143)	188.2%
Provision for (benefit from) income taxes	198	(73)	271	nm
Net loss	$(15)	$(169)	$154	nm

nm-not meaningful

Revenues

The following table sets forth the composition of our revenues for the three months ended October 31, 2023 and 2022 (in thousands):

	Three Months Ended October 31,
	2023	2022	% Changes
Zedge Marketplace
Advertising revenue	$4,939	$4,490	10.0%
Paid subscription revenue	976	891	9.5%
Other revenues	222	190	16.8%
Total Zedge App revenue	6,137	5,571	10.2%
GuruShots
Digital goods and services	944	1,329	(29.0)%
Total revenue	$7,081	$6,900	2.6%

Advertising revenue. Advertising revenue increased 10.0% in the three months ended October 31, 2023, compared to the three months ended October 31, 2022, primarily due to higher eCPM which have recovered from the downturn in the global economic conditions in the a year ago period.

Paid subscription revenue. Subscription revenue increased 9.5% in the three months ended October 31, 2023, compared to the three months ended October 31, 2022, primarily due to the new iOS subscription offering which has a higher subscription price than the Android offering. Additionally, we rolled out lifetime subscriptions for Android users in August 2023 and the initial results were quite encouraging, although there can be no assurance that the trend will continue. Both initiatives contributed to the increase in subscription billings to $1.1 million in the three months ended October 31, 2023 from $0.8 million in the three months ended October 31, 2022.

The following table summarizes subscription revenue for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
	2023	2022	% Change
	(in thousands, except revenue per subscriber and percentages)
Subscription Revenue	$976	$891	9.5%
Active subscriptions net increase (decrease)	1	(18)	nm
Active subscriptions at end of period	648	674	(3.9)%
Average active subscriptions during the period	653	682	(4.2)%
Average monthly revenue per active subscription	$0.50	$0.44	14.3%

Subscription billings — We calculate subscription billings by adding the change in subscription deferred revenue between the start and end of the period to subscription revenue recognized in the same period.

The following table presents a reconciliation of subscription billings to the most directly comparable GAAP financial measures, for each of the periods indicated:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Subscription Revenue	$976	$891
Changes in subscription deferred revenue	163	(61)
Subscription Billings (Non-GAAP)	$1,139	$830

Digital goods and services. Digital goods and services revenue declined 29.0% to $0.9 million in three months ended October 31, 2023 from $1.3 million in the three months ended October 31, 2022, primarily due to the 29.7% decrease in GuruShots’ MAP for the corresponding periods.

Other Revenue. Other revenue consists primarily of Zedge Premium revenue. Gross transaction value (the total sales volume transacting through the platform), or “GTV,” increased 35% in the three months ended October 31, 2023 compared to the same periods a year ago. Net revenue increased 9.2%, primarily due to lower breakage which resulted in lower gross margin in the current period.

The following table summarizes Zedge Premium gross and net revenue for the three months ended October 31, 2023 and 2022:

	Three Months Ended October 31,
	2023	2022	% Changes
	(in thousands)
Zedge Premium-gross revenue (“GTV”)	$421	$312	35.0%
Zedge Premium-net revenue	204	$187	9.2%
Gross margin	48%	60%

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended October 31,
(in thousands)	2023	2022	%Change
Direct cost of revenues	$486	$632	(23.1)%
As a percentage of revenues	6.9%	9.2%

Direct cost of revenues decreased 23.1% in the three months ended October 31, 2023, compared to three months ended October 31, 2022, primarily due to the revamping of our backend infrastructure in both Zedge App and GuruShots as part of the cost reduction initiatives implemented during fiscal 2023.

As a percentage of revenue, direct cost of revenues in the three months ended October 31, 2023 was 6.9%, compared to 9.2% in the three months ended October 31, 2022.

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

	Three Months Ended October 31,
(in thousands)	2023	2022	% Change
Selling, general and administrative	$5,499	$5,826	(5.6)%
As a percentage of revenues	77.7%	84.4%

SG&A expense decreased 5.6% in the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily due to lower net compensation costs, lower stock-based compensation as discussed below, and lower professional fees offset by net higher PUA expenses. We ramped up PUA for the Zedge App but scaled back PUA for GuruShots during the three months period ended October 31, 2023 when compared to the same period a year ago. We started investing in PUA during fiscal 2023 to counter the decline in organic installs of our Zedge App. We expect to increase our PUA spend in fiscal 2024 provided the ROAS remains compelling.

As a percentage of revenue, SG&A expense in the three months ended October 31, 2023 was 77.6% compared to 84.4% in the three months ended October 31, 2022.

Global headcount as of October 31, 2023 totaled 95 (including 29 at GuruShots) compared to 99 (including 34 at GuruShots) as of October 31, 2022 with the majority of our employees currently based in Lithuania and Israel.

SG&A expense also included stock-based compensation expense including equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401(k) matching contributions. The following table summarizes stock-based compensation expense for the three months ended October 31, 2023 and 2022:

	Three Months Ended
	October 31,
	2023	2022	% Change
Stock-based compensation expense	$507	$589	(13.9)%

Stock-based compensation expenses decreased 13.9% in the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The decrease was primarily attributable to the lower compensation expense related to the DSU’s with both service and market conditions which are recognized based on the graded vesting method. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 7 Stock-Based Compensation to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of intangible assets in connection with the GuruShots and Emojipedia acquisitions and capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

	Three Months Ended October 31,
(in thousands)	2023	2022	% Change
Depreciation and amortization	$775	$793	(2.3)%
As a percentage of revenues	10.9%	11.5%

Depreciation and amortization expenses decreased 2.3% in three months ended October 31, 2023 compared to the three months ended October 31, 2022.

Interest and other income, net. Net interest income in the three months ended October 31, 2023 increased to $131,000 in the three months ended October 31, 2023 from $35,000 in the three months ended October 31, 2022 due to higher interest rates earned on our cash balances. This $96,000 increase in net interest income was offset by a $50,000 impairment charge related to our investment in a privately held company of which the carrying value was reduced to $0 in the three months ended October 31, 2023.

	Three Months Ended October 31,
(in thousands)	2023	2022	%Change
Interest and other income, net	$81	$35	131.4%
As a percentage of revenues	1.1%	0.5%

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended October 31,
(in thousands)	2023	2022	% Change
Net loss resulting from foreign exchange transactions	$(219)	$(76)	188.2%
As a percentage of revenues	(3.1)%	(1.1)%

In the three months ended October 31, 2023, we recognized a Mark to Market (“MTM”) losses of $208,000 from NOK and EUR hedging activities, compared to a MTM losses of $101,000 in the three months ended October 31, 2022 due primarily to the strengthening of the US dollar against NOK and EUR, as more fully described in Note 4, Derivative Instruments, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Provision for (benefit from) income taxes. During Q1 fiscal 2024, we had pretax income of about $184,000 in respect of which we accrued $198,000 in income tax expense, an effective tax rate of 108% which is higher than the statutory rate primarily due to discrete tax items of $128,000 associated with the vesting of restricted stock and DSUs in the current period as more fully described in Note 7 Stock-Based Compensation to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q. During Q1 fiscal 2023, we had pretax loss of about $242,000 in respect of which we accrued $73,000 in income tax benefit, an effective tax rate of 30% which is higher than the statutory rate primarily due to certain permanent differences related to the stock-based compensation expenses.

See Note 13, Income Taxes, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

	Three Months Ended October 31,
(in thousands)	2023	2022	% Change
Provision for (benefit from) income taxes	$198	$(73)	nm
As a percentage of revenues	2.8%	(1.1)%

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge Marketplace and GuruShots segment income (loss) from operations for the Three months ended October 31, 2023 and 2022:

	Three Months Ended
	October 31,		Change
	2023	2022	%
	(in thousands)
Segment income (loss) from operations:
Zedge Marketplace	$1,654	$1,371	20.6%
GuruShots	(1,333)	(1,572)	15.2%
Total	$321	$(201)	nm

For the three months ended October 31, 2023, our income from operations related to the Zedge Marketplace increased 20.7% compared to the three months ended October 31, 2022, primarily due to higher advertising revenue offset by higher PUA expenses in Zedge App.

For the three months ended October 31, 2023, our loss from operations related to GuruShots was $1.3 million compared to $1.6 million for the three months ended October 31, 2022 after accounting for the $150,000 change in fair value of contingent consideration. GuruShots continued to underperform due primarily to declining MAPs, see KPIs discussion above.

Liquidity and Capital Resources

General

At October 31, 2023, we had cash and cash equivalents of $18.7 million and working capital (current assets less current liabilities) of $16.8 million, compared to $18.1 million and $15.8 million, respectively, at July 31, 2023. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending December 14, 2024. We also maintain a term loan and a revolving credit facility of up to $6 million in aggregate, including a foreign exchange contract facility of up to $7.5 million with WAB, as discussed below in Financing Activities and in Note 10, Term Loan and Revolving Credit Facility, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following tables present selected financial information for the three months ended October 31, 2023 and 2022:

	Three Months Ended
	October 31,
(in thousands)	2023	2022	$ Change
Cash flows provided by (used in):
Operating activities	$1,260	$1,082	$178
Investing activities	(445)	(1,311)	866
Financing activities	(10)	1,672	(1,682)
Effect of exchange rate changes on cash and cash equivalents	(185)	(109)	(76)
Increase in cash and cash equivalents	$620	$1,334	$(714)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities increased $178,000 in the three months ended October 31, 2023 to $1.3 million from $1.1 million in the three months ended October 31, 2022, primarily attributable to lower net loss incurred in the current period and changes in assets and liabilities.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $0.3 million to $3.2 million at October 31, 2023 from $2.9 million at July 31, 2023, primarily due to higher revenue in the preceding two months ended October 31, 2023 when compared to the same period ended July 31, 2023.

Investing Activities

On August 1, 2021, we acquired substantially all of the assets of Emojipedia Pty Ltd, a proprietary company organized under the laws of Australia. The final purchase price of the assets was determined to be $6.7 million of which $4.8 million was paid on August 2, 2021 with the remaining $1.9 million to be paid out on the six-month and twelve-month anniversary of the Closing. We paid approximately half of the $1.9 million on February 1, 2022 and the remaining $962,000 was paid on August 1, 2022.

Cash used in investing activities in the three months ended October 31, 2023 and 2022 also consisted of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

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

In connection with the new Amended Loan Agreement, we discontinued the existing $2 million revolving credit facility under the existing Loan and Security Agreement, dated as of September 26, 2016. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

On May 11, 2023, we agreed to reduce the maximum principal amount from $7 million to $2 million, please see Note 10, Term Loan and Revolving Credit Facility, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

On November 15, 2023, the Company voluntarily prepaid the entire principal amount of $2 million in accordance with the terms of the Amended Loan Agreement without incurring any prepayment penalty, please see Note 14, Subsequent Events, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

In the three months ended October 31, 2023 and 2022, we purchased 6,328 shares and 6,310 shares respectively of our Class B Stock from certain employees for $13,000 and $17,000 respectively, to satisfy tax withholding obligations in connection with the vesting of DSUs.

In connection with the share repurchase program as in Part II, Item 2 of this Quarterly Report on Form 10-Q. Unregistered Sales of Equity Securities and Use of Proceeds, we bought back approximately 0 shares and 124,000 shares for approximately $0 and $293,000 in the three months ended October 31, 2023 and 2022, respectively.

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

In the three months ended October 31, 2023, two customers represented 30% and 11% of our revenue, respectively. In the three months ended October 31, 2022, three customers represented 24%, 22% and 10% of our revenue, respectively. At October 31, 2023, two customers represented 34% and 15% of our accounts receivable balance, respectively. At July 31, 2023, two customers represented 36% and 18% of our accounts receivable balance, respectively. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At October 31, 2023, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

During the three months ended October 31, 2023, we issued 32,116 shares of our Class B common stock upon the vesting of DSUs issued under our 2016 Incentive Plan.

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

The following table summarizes the share repurchase activity for the three months ended October 31, 2023:

			Shares Purchased	Dollar Value of Shares that
			as Part of	May Yet Be
	Total Number of Shares	Average Price Paid	Publicly Announced	Purchased Under
Period	Purchased (1)	Per Share	Programs	the Program
	(in thousands)		(in thousands)	(in thousands)
August 1, 2023 to August 31, 2023	4	$2.12	-	$1,421
September 1, 2023 - September 30, 2023	2	$2.09	-	$1,421
October 1, 2023 - October 31, 2023	-	$-	-	$1,421
Total	6		-

(1)	The total number of shares purchased includes shares repurchased as part of publicly announced programs and shares repurchased in connection with tax payments due upon vesting of DSUs awards.

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

ZEDGE, INC.

December 14, 2023	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

December 14, 2023	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer