Form 10-Q
period 2024-01-31
Zedge, Inc.
filed 2024-03-15
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 13, 2024, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares
Class B common stock, $.01 par value:	14,033,055 shares (excluding 839,332 shares held in treasury)

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	January 31,	July 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,064	$18,125
Trade accounts receivable	3,363	2,883
Prepaid expenses and other receivables	675	569
Total current assets	22,102	21,577
Property and equipment, net	2,608	2,186
Intangible assets, net	5,593	18,709
Goodwill	1,902	1,961
Deferred tax assets, net	4,461	1,842
Other assets	431	556
Total assets	$37,097	$46,831
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$933	$669
Accrued expenses and other current liabilities	2,852	2,676
Deferred revenues	2,056	2,414
Total current liabilities	5,841	5,759
Term loan, net of deferred financing costs	-	1,985
Deferred revenues--non-current	411	-
Other liabilities	163	223
Total liabilities	6,415	7,967
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at January 31, 2024 and July 31, 2023	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 14,756 shares issued and 13,917 shares outstanding at January 31, 2024, and 14,634 shares issued and 13,801 outstanding at July 31, 2023	148	146
Additional paid-in capital	47,313	46,122
Accumulated other comprehensive loss	(1,654)	(1,537)
Accumulated deficit	(13,187)	(3,942)
Treasury stock, 839 shares at January 31, 2024 and 833 shares at July 31, 2023, at cost	(1,943)	(1,930)
Total stockholders’ equity	30,682	38,864
Total liabilities and stockholders’ equity	$37,097	$46,831

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Revenues	$7,771	$6,983	$14,852	$13,883
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	458	632	944	1,264
Selling, general and administrative	6,523	5,871	12,022	11,697
Depreciation and amortization	762	815	1,537	1,608
Impairment of intangible assets	11,958	-	11,958	-
Change in fair value of contingent consideration	-	(1,793)	-	(1,943)
(Loss) income from operations	(11,930)	1,458	(11,609)	1,257
Interest and other income, net	165	77	246	112
Net gain (loss) resulting from foreign exchange transactions	76	160	(143)	84
(Loss) income before income taxes	(11,689)	1,695	(11,506)	1,453
Income tax (benefit) provision	(2,459)	89	(2,260)	16
Net (loss) income	$(9,230)	$1,606	$(9,246)	$1,437
Other comprehensive gain (loss):
Changes in foreign currency translation adjustment	250	152	(117)	(107)
Total other comprehensive gain (loss)	250	152	(117)	(107)
Total comprehensive (loss) income	$(8,980)	$1,758	$(9,363)	$1,330
(Loss) income per share attributable to Zedge, Inc. common stockholders:
Basic	$(0.66)	$0.11	$(0.66)	$0.10
Diluted	$(0.66)	$0.11	$(0.66)	$0.10
Weighted-average number of shares used in calculation of income (loss) per share:
Basic	14,068	14,087	14,022	14,208
Diluted	14,068	14,259	14,022	14,440

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2023	525	$5	14,634	$146	$46,122	$(1,537)	$(3,942)	833	$(1,930)	$38,864
Exercise of stock options	-	-	2	-	3	-	-	-	-	3
Stock-based compensation	-	-	33	1	506	-	-	-	-	507
Purchase of treasury stock	-	-	-	-	-	-	-	6	(13)	(13)
Foreign currency translation adjustment	-	-	-	-	-	(367)	-	-	-	(367)
Net loss	-	-	-	-	-	-	(15)	-	-	(15)
Balance – October 31, 2023	525	5	14,669	$147	46,631	(1,904)	(3,957)	839	(1,943)	38,979
Stock-based compensation	-	-	87	1	682	-	-		-	683
Foreign currency translation adjustment	-	-	-	-	-	250	-		-	250
Net loss	-	-	-	-	-	-	(9,230)		-	(9,230)
Balance – January 31, 2024	525	$5	14,756	$148	$47,313	$(1,654)	$(13,187)	839	$(1,943)	$30,682

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Equity
Balance – July 31, 2022	525	$5	13,951	$139	$43,609	$(1,391)	$2,160	74	$(334)	$44,188
Stock-based compensation	-	-	30	1	589	-	-		-	590
Purchase of treasury stock	-	-	-	-	-	-	-	130	(310)	(310)
Foreign currency translation adjustment	-	-	-	-	-	(259)	-		-	(259)
Net loss	-	-	-	-	-	-	(169)		-	(169)
Balance – October 31, 2022	525	5	13,981	140	44,198	(1,650)	1,991	204	(644)	44,040
Restricted stock issuance in connection with GuruShots acquisition	-	-	617	6	(6)	-	-		-	-
Stock-based compensation	-	-	76	1	787	-	-		-	788
Purchase of treasury stock	-	-	-	-	-	-	-	318	(679)	(679)
Foreign currency translation adjustment	-	-	-	-	-	152	-		-	152
Net income	-	-	-	-	-	-	1,606		-	1,606
Balance – January 31, 2023	525	$5	14,674	$147	$44,979	$(1,498)	$3,597	522	$(1,323)	$45,907

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2024	2023

Operating activities
Net (loss) income	$(9,246)	$1,437
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	28	30
Amortization of intangible assets	1,158	1,158
Amortization of capitalized software and technology development costs	351	420
Amortization of deferred financing costs	15	1
Stock-based compensation	1,190	1,378
Impairment charge of intangible assets	11,958	-
Impairment of investment in privately-held company	50	-
Change in fair value of contingent consideration	-	(1,943)
Deferred income taxes	(2,619)	33

Change in assets and liabilities:
Trade accounts receivable	(480)	(377)
Prepaid expenses and other current assets	(106)	(938)
Other assets	15	22
Trade accounts payable and accrued expenses	445	497
Deferred revenue	53	(597)
Net cash provided by operating activities	2,812	1,121
Investing activities
Final payments for asset acquisitions	-	(962)
Capitalized software and technology development costs	(777)	(668)
Purchase of property and equipment	(23)	(53)
Net cash used in investing activities	(800)	(1,683)
Financing activities
Prepayment of term loan	(2,000)	-
Proceeds from term loan payable	-	2,000
Payment of deferred financing costs	-	(18)
Proceeds from exercise of stock options	3	-
Purchase of treasury stock in connection with share buyback program and stock awards vesting	(13)	(989)
Net cash (used in) provided by financing activities	(2,010)	993
Effect of exchange rate changes on cash and cash equivalents	(63)	(57)
Net (decrease) increase in cash and cash equivalents	(61)	374
Cash and cash equivalents at beginning of period	18,125	17,085
Cash and cash equivalents at end of period	$18,064	$17,459

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$67	$711
Cash payments made for interest expenses	$65	$31

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Zedge, Inc. (“Zedge”) builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, which we refer to as our Zedge App, a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper maker, GuruShots, a skill-based photo challenge game, and Emojipedia, the #1 trusted source for ‘all things emoji’. Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce. Except where the context clearly indicates otherwise, the terms the “Company,” “Zedge” “we,” “us” or “our” refer to Zedge, Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its subsidiaries: GuruShots Ltd. (“GuruShots”); Zedge Europe AS; and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024 or any other period. The balance sheet at July 31, 2023 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023 (the “2023 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance in ASU 2023-07 seeks to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose the following: significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; an amount for other segment items by reportable segment and a description of its composition; and the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU requires public entities to provide all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods. ASU 2023-07 clarifies that if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU enhances the transparency and decision functionality of income tax disclosures to provide investors information to better assess how an entity's operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flow. The amendments in this ASU require public entities to disclose the following specific categories in the rate reconciliation by both percentages and reporting currency amounts: the effect of state and local income tax, net of federal (national) income tax, foreign tax effects, effects of changes in tax laws or rates enacted in the current period, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable or nondeductible items and changes in unrecognized tax benefits. The amendments in ASU 2023-09 also require public entities to provide additional information for reconciling items that meet the qualitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income (loss) by the applicable statutory income tax rate). The ASU requires reporting entities to annually disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign localities. The amendments in this ASU should be applied on a prospective basis and retrospective application is permitted. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements not yet issued. ASU 2023-09 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements.

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

Transactions with these related parties did not have a material impact to the consolidated balance sheets as of January 31, 2024 or July 31, 2023, or the consolidated statements of operations and comprehensive loss for the three and six months ended January 31, 2024 and 2023.

Note 2—Revenue

Disaggregation of Revenue

The following table presents revenue disaggregated by segment and type:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
	(in thousands)
Zedge Marketplace
Advertising revenue	$5,482	$4,630	$10,421	$9,120
Paid subscription revenue	1,088	875	2,064	1,766
Other revenues	282	230	504	420
Total Zedge App revenue	6,852	5,735	12,989	11,306
GuruShots
Digital goods and services	919	1,248	1,863	2,577
Total revenue	$7,771	$6,983	$14,852	$13,883

Contract Balances

The Company enters into contracts with its customers, which may give rise to contract liabilities (deferred revenue) and contract assets (unbilled revenue). The payment terms and conditions within the Company’s contracts vary by products or services purchased, substantially all of which are due in less than one year. When the timing of revenue recognition differs from the timing of payments made by customers, the Company recognizes deferred revenue (when customer payment is received in advance of performance). The Company does not have unbilled revenue (when the Company’s performance precedes the billing date).

Deferred revenues

On April 1, 2022, the AppLovin Corporation paid the Company a one-time integration bonus of $2 million for migrating to their mediation platform. This amount is being amortized over an estimated service period of 24 months. The Company’s deferred revenue balance related to this bonus was approximately $0.2 million and $0.7 million as of January 31, 2024 and July 31, 2023, respectively.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. The Company’s deferred revenue balance for paid subscriptions was approximately $2.0 million related to approximately 648,000 active subscribers, and approximately $1.5 million, related to approximately 647,000 active subscribers as of January 31, 2024 and July 31, 2023, respectively.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity (“Breakage”). As of January 31, 2024, and July 31, 2023, the Company’s deferred revenue balance related to Zedge Premium was approximately $257,000 and $255,000, respectively.

The amount of deferred revenue recognized in the six months ended January 31, 2024 that was included in the deferred revenue balance at July 31, 2023 was $1.6 million.

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

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
January 31, 2024
Liabilities:
Foreign exchange forward contracts	$-	$54	$-	$54

July 31, 2023
Assets:
Foreign exchange forward contracts	$-	$19	$-	$19

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

Contingent Consideration

Contingent consideration related to business combinations are classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgement and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The following table provides a rollforward of the contingent consideration related to our acquisition of GuruShots (in thousands):

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

The Company’s other financial instruments at January 31, 2024 and July 31, 2023 included trade accounts receivable and trade accounts payable. The carrying amounts of other assets and liabilities such as prepaid expenses, trade accounts receivable and trade accounts payable approximated fair value due to their short-term nature.

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

The outstanding contracts at January 31, 2024, were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Feb-24	225,000	2,246,265
Mar-24	225,000	2,242,823
Apr-24	225,000	2,240,550
May-24	225,000	2,237,738
Total	900,000	8,967,375

Settlement Date	U.S. Dollar Amount	EUR Amount
Feb-24	225,000	205,893
Mar-24	225,000	205,611
Apr-24	225,000	205,386
May-24	225,000	205,142
Total	900,000	822,032

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows:

		January 31,	July 31,
(in thousands)		2024	2023
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$-	$19
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$54	$-

The effects of derivative instruments on the condensed consolidated statements of operations and comprehensive (loss) income were as follows:

		Three Months Ended January 31,		Six Months Ended January 31,
Amount of Loss Recognized on Derivatives		2024	2023	2024	2023
Derivatives not designated or not qualifying as hedging instruments	Location of income (loss) recognized on derivatives	(in thousands)		(in thousands)
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$131	$185	(151)	$64

Note 5—Intangible Assets and Goodwill

Intangible assets are initially recorded at fair value and stated net of accumulated amortization and impairments. The Company amortizes its intangible assets that have finite lives using either the straight-line method, or if reliably determinable, based on the pattern in which the economic benefit of the asset is expected to be utilized. Amortization is recorded over the estimated useful lives ranging from 5 to 15 years. The Company evaluates the recoverability of its definite lived intangible assets whenever events or changes in circumstances or business conditions indicate that the carrying value of these assets may not be recoverable based on expectations of future undiscounted cash flows for each asset group. If the carrying value of an asset or asset group exceeds its undiscounted cash flows, the Company estimates the fair value of the assets, generally utilizing a discounted cash flow analysis based on the present value of after-tax cash flows to be generated by the assets using a risk-adjusted discount rate. To estimate the fair value of the assets, the Company uses market participant assumptions pursuant to ASC 820, Fair Value Measurements.

The following table presents the detail of intangible assets, net as of January 31, 2024 and July 31, 2023 (in thousands):

	January 31, 2024				July 31, 2023
	Gross Carrying Value	Accumulated Amortization	Allocation of Impairment Loss	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Emojipedia.org and other internet domains acquired	6,711	1,118	-	5,593	6,711	894	5,817
Acquired developed technology	3,950	1,422	2,528	-	3,950	1,028	2,922
Customer relationships	7,800	1,403	6,397	-	7,800	1,013	6,787
Trade names	3,570	537	3,033	-	3,570	387	3,183
Total intangible assets	$22,031	$4,480	11,958	$5,593	$22,031	$3,322	$18,709

During the second quarter of fiscal 2024, in connection with its company-wide strategic planning process as well as evaluating the current operating performance of its GuruShots reporting unit, including product enhancement and marketing, the Company reassessed its short-term and long-term commercial plans for this business. The Company made certain operational and strategic decisions to invest in, and increase its focus on, the long-term success of this business, which resulted in the Company significantly reducing its forecasted revenues and operating results.

As a result, the Company identified indicators of impairment and performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment - Overall, to determine if the cash flows expected to be generated by the GuruShots business over the estimated remaining useful life of its primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis, the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, the Company utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on the Company's most recent strategic plan and for periods beyond the strategic plan, the Company's estimates were based on assumed growth rates expected as of the measurement date. The Company believes its assumptions were consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used was intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. The Company used a discount rate of 30.5%. Based on this analysis, the fair value of the GuruShots asset group was below its carrying value. The Company determined that the fair value of this asset group was approximately zero and the carrying value of the long-lived assets was fully impaired.

To record the adjustment of the carrying value of the asset group to fair value, the Company recorded an impairment charge of $11.9 million during the second quarter of fiscal 2024. The impairment charge was allocated to the long-lived assets on a pro-rata basis as follows: $2.5 million to acquired developed technology, $6.4 million to customer relationships, and $3.0 million to trade names. The Company believes its assumptions used to determine the fair value of the asset group were reasonable.

Estimated future amortization expense as of January 31, 2024 is as follows (in thousands):

Fiscal 2024	$224
Fiscal 2025	447
Fiscal 2026	447
Fiscal 2027	447
Fiscal 2028	447
Thereafter	3,581
Total	$5,593

The Company’s amortization expense for intangible assets were $1.2 million and $1.2 million for the six months ended January 31, 2024 and 2023, respectively.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended January 31, 2024.

(in thousands)	Carrying Amounts
Balance as of July 31, 2023	1,961
Impact of currency translation	(59)
Balance as of January 31, 2024	$1,902

The total accumulated impairment loss of the Company’s goodwill as of January 31, 2024 was $8.7 million.

Note 6—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	January 31,	July 31,
	2024	2023
Accrued payroll and bonuses	$964	$1,136
Accrued vacation	711	593
Accrued payroll taxes	271	237
Due to artists	301	226
Accrued expenses	301	301
Operating lease liability-current portion	115	124
Derivative liability for foreign exchange contracts	54	-
Accrued income taxes payable	133	51
Due to related party - IDT	2	8
Total accrued expenses and other current liabilities	$2,852	$2,676

Note 7—Stock-Based Compensation

2016 Incentive Plan

On March 23, 2022, the Company’s Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 685,000 shares to an aggregate of 2,531,000 shares, including 626,000 shares for the retention pool for GuruShots employees established under the agreement related to that acquisition. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 18, 2023.

At January 31, 2024, there were 457,000 shares of Class B common stock available for awards under the 2016 Incentive Plan before accounting for 204,000 contingently issuable shares related to deferred stock units (“DSUs”) with both service and market conditions.

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

In our accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income, the Company recognized stock-based compensation expense for our employees and non-employees as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Stock-based compensation expense	$683	$788	$1,190	$1,378

As of January 31, 2024, the Company’s unrecognized stock-based compensation expense was $263,000 for unvested stock options, $321,000 for unvested DSUs and $1.4 million for unvested restricted stock including the $4 million portion of the GuruShots retention bonus pool to be paid in the Company’s Class B common stock.

In the six months ended January 31, 2024 and 2023, awards of restricted stock and DSUs with respect to 124,000 shares and 30,000 shares, respectively, vested, and in connection with these vesting events, the Company purchased 6,328 shares and 6,310 shares respectively, of Class B Stock from certain employees for $13,000 and $17,000, respectively, to satisfy tax withholding obligations.

Repricing of Outstanding and Unexercised Options

On October 20, 2022, the Board unanimously approved the repricing of all then outstanding and unexercised stock options granted under the 2016 Incentive Plan with exercise prices above the then current market value held by then current employees, executive officers, and consultants of the Company (the “Eligible Stock Options”). Effective October 20, 2022, the exercise price of the eligible stock options was reduced to $2.27, the closing price of its common stock on October 19, 2022. Except for the modification to the exercise price of the Eligible Stock Options, all other terms and conditions of each of the Eligible Stock Options remained in full force and effect.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Basic weighted-average number of shares	14,068	14,087	14,022	14,208
Effect of dilutive securities:
Stock options	-	163	-	223
Non-vested restricted Class B common stock	-	4	-	5
Deferred stock units	-	5	-	4
Diluted weighted-average number of shares	14,068	14,259	14,022	14,440

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2024	2023	2024	2023
Stock options	860	227	861	106
Non-vested restricted Class B common stock	308	617	308	617
Deferred stock units	203	228	203	228
Shares excluded from the calculation of diluted earnings per share	1,371	1,072	1,372	951

For the three and six months ended January 31, 2024, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock and DSUs would have been anti-dilutive.

Note 9—Commitments and Contingencies

Commitments

In connection with the acquisition of GuruShots, the Company (i) committed to a retention pool of $4 million in cash to be paid to the founders and employees of GuruShots payable over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to invest a minimum in user acquisition in the first 24 months following the closing subject to the acquired users generating minimum ROAS thresholds and payment of an earnout if certain growth targets were met. The Company’s obligations with respect to a potential earnout have been terminated.

At the end of the first quarter of fiscal 2024, the Company and the prior owners of GuruShots agreed to withdraw and settle claims related to the purchase agreement pursuant to which the Company purchased the equity of GuruShots, including any dispute about minimum user acquisition spend for GuruShots, any right of the prior owners to an earnout payment and the Company’s claim for indemnification related to alleged misrepresentations in the agreement.

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

On October 28, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with WAB. Pursuant to the Amended Loan Agreement, WAB agreed to provide the Company with a new term loan facility in the maximum principal amount of $7 million for a four-year term and a $4 million revolving credit facility for a two-year term expiring October 28, 2024. Amounts outstanding under the term loan and credit facility of the Amended Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 0.5%, with a Prime “floor” rate of 4.00%.

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

On November 15, 2023, the Company elected to prepay the entire principal amount of $2 million.

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At January 31, 2024, there were $1.8 million of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by $180,000.

Note 11—Segment and Geographic Information

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer as of January 31, 2024.

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

The CODM evaluates the performance of each operating segment using revenue and income (loss) from operations. The following table provides information about the Company’s two reportable segments (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
Revenue:
Zedge Marketplace	$6,852	$5,735	$12,989	$11,306
GuruShots	919	1,248	1,863	2,577
Total Revenue	$7,771	$6,983	$14,852	$13,883

Segment income (loss) from operations:
Zedge Marketplace	$1,677	$1,563	$3,331	$2,935
GuruShots	(13,607)	(105)	(14,940)	(1,678)
Total (loss) income from operations:	$(11,930)	$1,458	$(11,609)	$1,257

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Norway, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
January 31, 2024	$6,746	$1,886	$8,632
July 31, 2023	$7,054	$14,346	$21,400

Total assets:
January 31, 2024	$30,385	$6,712	$37,097
July 31, 2023	$33,401	$13,430	$46,831

Note 12— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $288,000 and $360,000 at January 31, 2024 and July 31, 2023, respectively.

There were no material changes in the Company’s operating and finance leases in the six months ended January 31, 2024, as compared to the disclosure regarding such leases in the Company’s 2023 Form 10-K.

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

The Company’s estimated annual effective tax rate for the fiscal year ending July 31, 2024 differs from the U.S. federal statutory tax rate due to certain items primarily related to stock-based compensation expense, jurisdictional mix of earnings, foreign derived intangible income deduction, global intangible low-taxed income and the change in basis differences associated with tax deductible goodwill.

As of January 31, 2024, the Company had $6.3 million of deferred tax assets, for which it has established a valuation allowance of $1.8 million for a certain international subsidiary.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway, Lithuania and Israel.

Note 14—Subsequent Event

On March 1, 2024 the Company entered into the following FX forward contracts with WAB, which reduced the available borrowing under the revolving credit facility by $285,000.

Settlement Date	U.S. Dollar Amount	NOK Amount
Jun-24	225,000	2,357,321
Jul-24	225,000	2,355,836
Aug-24	225,000	2,354,450
Sep-24	225,000	2,353,262
Oct-24	225,000	2,352,197
Nov-24	225,000	2,349,801
Total	1,350,000	14,122,867

Settlement Date	U.S. Dollar Amount	EUR Amount
Jun-24	250,000	227,975
Jul-24	250,000	227,678
Aug-24	250,000	227,337
Sep-24	250,000	227,019
Oct-24	250,000	226,679
Nov-24	250,000	226,296
Total	1,500,000	1,362,984

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from future results. Factors that may cause such differences include, but are not limited to: (1) economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price; (2) our ability to successfully make acquisitions and/or successfully integrate acquisitions that we have made into Zedge without incurring unanticipated costs or without being subject to other integration issues that may disrupt our existing operations; (3) delay or failure to realize the expected synergies and benefits of the GuruShots acquisition; (4) the impact of the Covid-19 pandemic on our employees, customers, partners, and the global financial markets; (5) Russia’s invasion of Ukraine, and the international community’s response; and (6) recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them. For further information regarding risks and uncertainties associated with our business, please refer to Item 1A to Part I “Risk Factors” in the 2023 Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the 2023 Form 10-K.

Geo-Political and Macroeconomic Conditions and the COVID-19 Pandemic

We are subject to risks and uncertainties caused by events with significant macroeconomic impacts, including but not limited to, rising interest rates, actions taken to counter inflation, reduced consumer confidence, supply side disruptions, the COVID-19 pandemic, Russia’s invasion of Ukraine and the Israel-Hamas war. The future and full impact that these factors may have on our business, financial condition, and results of operations is unclear. The risks related to our business are further described in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed under Item 1A to Part I “Risk Factors” in the 2023 Form 10-K.

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

Impact of Israel-Hamas War

Given our operations in Israel, the impact of economic, political, geopolitical, and military conditions in the region directly affects us, including conflicts involving missile strikes, infiltrations, and terrorism. Notably, on October 7, 2023, Hamas launched attacks in southern Israel, resulting in casualties and military engagement. In addition, Hezbollah, another terrorist organization based in Lebanon has been indiscriminately shelling Israel. The extent and duration of this conflict remain uncertain, potentially involving other groups. Israel’s response led to the mobilization of reservists, affecting our workforce. Prior to this, proposed changes to Israel’s judicial system had already raised concerns about the business environment, compounded by recent events, potentially impacting foreign investment, currency fluctuations, credit ratings, interest rates, and security markets. Furthermore, regional political unrest and threats from extremist groups, notably Iran, pose additional risks. Management and our Board of Directors are closely monitoring the situation in Israel to address potential business disruptions and implications and cannot reasonably estimate the impact to the consolidated financial statements at this time.

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

Overview

Zedge, Inc. (“Zedge”) builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, which we refer to as our Zedge App, a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper maker, GuruShots, a skill-based photo challenge game, and Emojipedia, the #1 trusted source for ‘all things emoji’. Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce.

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

The Zedge Ringtones and Wallpapers app (which is named “Zedge Wallpapers” in the App Store), which we refer to as our “Zedge App,” offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of January 31, 2024, our Zedge App has been installed nearly 648 million times since inception and had 28.8 million monthly active users (“MAU”) as of January 31, 2024. MAU is a key performance indicator (“KPI”) that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or for a price, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content (i.e., for purchase). In turn, our users utilize the content to personalize their phones and express their individuality.

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

In fiscal 2022, we introduced several new customer-facing product features and social and community features, all meant to improve customer engagement, MAU, and revenue growth over the long term.

The Zedge Marketplace monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app (or web-based) sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a weekly, monthly, annual or lifetime subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of January 31, 2024, we had approximately 648,000 active subscribers.

We often refer to our freemium ringtones and wallpapers, our subscription offering, the functionality for creators to market their products and ancillary offering and features both in our Zedge App and website, as our Zedge Marketplace.

In April 2022, we acquired GuruShots, a recognized category leader focused on gamifying the photography vertical. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 700,000 photographs and casting close to 3.5 billion “perceived votes, which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

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

Beyond our commitment to growing both the Zedge App and GuruShots on a standalone basis, we believe that there are many potential synergies that we can capitalize on that exist between the two businesses. Specifically, we plan to enable the ability for GuruShots players to become Zedge Premium artists and sell their photos to our audience of 28+ million MAU as standard digital images or NFTs. In addition, we look to benefit from the experience that the GuruShots team possesses and test gamifying the Zedge App. We believe that successful gamification can contribute to increasing engagement, retention, and lifetime value, all critical KPIs for our business. Longer term, we believe that there are complementary content verticals that lend themselves to gamification. To this end we have been developing a new hybrid casual title, ‘AI Art Master,’ which enables players to create generative AI images and compete in themed based competitions with these images. Our new mobile game, AI Art Master, is presently in its soft-launch phase across the Philippines, Poland, and India. Based on analyzing user data and performing extensive user testing, we expect to refine the user experience and game mechanics to better convert installs into engaged players, enhance retention, and develop a robust in-game economy and make determinations as to further investment.

In August 2021, we acquired the assets of Emojipedia Pty Ltd (“Emojipedia”), including Emojipedia.org the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards. In January 2024, Emojipedia received approximately 32 million monthly page views and has approximately 8.7 million monthly active users as of January 31, 2024 of which approximately 50.2% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Meta, and X, formally known as Twitter.

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2023 Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, business combination, intangible assets and goodwill, capitalized software and technology development costs, and stock-based compensation. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Form 10-K.

Recently Issued Accounting Pronouncements

Please refer to Note 1 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Key Performance Indicators (KPIs)

Zedge App-MAU and ARPMAU

The presentation of our results of operations related to our Zedge App includes disclosure of two key performance indicators – Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU). MAU is a key performance indicator that we define as the number of unique users that used our Zedge App during the previous 30-day period, which is important to understanding the size of our active user base which is a main driver of our revenue. Changes and trends in MAU are useful for measuring the general health of our business, gauging both present and potential users/customers’ experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement.

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

MAU decreased 10.6% in the three ended January 31, 2024 when compared to the same period a year ago, primarily attributable to lackluster year-over-year growth in global new mobile phone purchases. Additionally, we have experienced a continuing shift in our regional customer make-up with MAU in emerging markets (particularly India) representing an increasing portion of our user base. As of January 31, 2024, users in emerging markets represented about 78.1% of our MAU, as compared to 77.0% from the same period a year ago. ARPMAU for the three months ended January 31, 2024 increased 36.7% when compared to the same period a year ago, primarily due to the increase in price per advertising impression from the same period a year ago which was negatively impacted by the geopolitical and macroeconomic conditions in fiscal 2023 as well as strong year-over-year subscription revenue growth.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended January 31, 2024 as compared to the same period in the prior year:

	Three Months Ended January 31,
(in millions, except ARPMAU - Zedge App)	2024	2023	% Change
MAU- Zedge App	28.8	32.2	-10.6%
Developed Markets MAU - Zedge App	6.3	7.4	-14.9%
Emerging Markets MAU - Zedge App	22.5	24.8	-9.3%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	78.1%	77.0%	1.4%

ARPMAU - Zedge App	$0.0715	$0.0523	36.7%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended January 31, 2024:

GuruShots-MAPs and ARPMAP

The presentation of our results of operations related to our GuruShots segment includes disclosure of two key performance indicators as discussed below:

Monthly Active Payers (“MAPs”). We define a MAP as a unique active user on the GuruShots app or GuruShots.com in a month that completed at least one in-app purchase (“IAP”) during that time period. MAPs for a time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution platforms. MAP is a key performance indicator because it shows the size of our active paying user base which is a main driver of our revenue. Changes and trends in MAP are useful for measuring the general health of GuruShots’ business, gauging both present and potential users/customers’ experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement.

Average Revenue Per Monthly Active Payer (“ARPMAP”). We define ARPMAP as (i) the total revenue from IAPs derived from GuruShots and GuruShots.com in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP.

MAP decreased 24.3% in the three months ended January 31, 2024 when compared to the same period a year ago, primarily attributable to Apple’s App Tracking Transparence (“ATT”) framework which impedes our ability to invest in paid user acquisition (“PUA”) campaigns profitably in terms of return on ad spend or (“ROAS”). As such, we continued to scale back our PUA spend for GuruShots while testing new campaigns and creatives in order to unearth attractive ROAS scaling opportunities. ARPMAP decreased 3.8% to $50.4 in the three months ended January 31, 2024 from $52.4 in the three months ended January 31, 2023.

The following table shows our MAP and ARPMAP for the three and six months ended January 31, 2024 and 2023.

	Three Months Ended January 31,
	2024	2023	% Change
Monthly Active Payers	6,009	7,943	-24.3%
Average Revenue per Monthly Active Payer	$50.4	$52.4	-3.8%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended January 31, 2024:

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

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended			Six Months Ended
	January 31,		Change	January 31,		Change
	2024	2023	%	2024	2023	%
	(in thousands, except percentages)
Revenues	$7,771	$6,983	11.3%	$14,852	$13,883	7.0%
Direct cost of revenues	458	632	-27.5%	944	1,264	-25.3%
Selling, general and administrative	6,523	5,871	11.1%	12,022	11,697	2.8%
Depreciation and amortization	762	815	-6.5%	1,537	1,608	-4.4%
Impairment of intangible assets	11,958	-	nm	11,958	-	nm
Change in fair value of contingent consideration	-	(1,793)	nm	-	(1,943)	nm
(Loss) income from operations	(11,930)	1,458	nm	(11,609)	1,257	nm
Interest and other income, net	165	77	114.3%	246	112	119.6%
Net gain (loss) resulting from foreign exchange transactions	76	160	-52.5%	(143)	84	nm
Income tax (benefit) provision	(2,459)	89	nm	(2,260)	16	nm
Net (loss) income	$(9,230)	$1,606	nm	$(9,246)	$1,437	nm

nm-not meaningful

Comparison of Our Results of Operations for the Three and Six Months Ended January 31, 2024 and 2023

Revenues

The following table sets forth the composition of our revenues for the three and six months ended January 31, 2024 and 2023 (in thousands):

	Three Months Ended			Six Months Ended
	January 31,			January 31,
	2024	2023	% Changes	2024	2023	% Changes
	(in thousands, except percentages)
Zedge Marketplace
Advertising revenue	$5,482	$4,630	18.4%	$10,421	$9,120	14.3%
Paid subscription revenue	1,088	875	24.3%	2,064	1,766	16.9%
Other revenues	282	230	22.6%	504	420	20.0%
Total Zedge App revenue	6,852	5,735	19.5%	12,989	11,306	14.9%
GuruShots
Digital goods and services	919	1,248	-26.4%	1,863	2,577	-27.7%
Total revenue	$7,771	$6,983	11.3%	$14,852	$13,883	7.0%

The following table summarizes subscription revenue for the three and six months ended January 31, 2024 and 2023:

	Three Months Ended January 31,			Six Months Ended January 31,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except revenue per subscriber and percentages)
Subscription Revenue	$1,088	$875	24.3%	$2,064	1,766	$16.9%
Active subscriptions net increase (decrease)	-	(20)	nm	1	(38)	nm
Active subscriptions at end of period	648	654	-0.9%	648	654	-0.9%
Average active subscriptions during the period	648	665	-2.6%	651	674	-3.4%
Average monthly revenue per active subscription	$0.56	$0.44	27.3%	$0.53	$0.44	$20.5%

nm-not meaningful

The following table presents a reconciliation of subscription billings to the most directly comparable GAAP financial measures, for each of the periods indicated. We calculate subscription billings by adding the change in subscription deferred revenue between the start and end of the period to subscription revenue recognized in the same period.

	Three Months Ended January 31,			Six Months Ended January 31,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Subscription Revenue	$1,088	$875		$2,064	$1,766
Changes in subscription deferred revenue	389	(45)		552	(106)
Subscription Billings (Non-GAAP)	$1,477	$830	78.0%	$2,616	$1,660	57.6%

The following table summarizes Zedge Premium gross and net revenue for the three and six months ended January 31, 2024 and 2023:

	Three Months Ended January 31,			Six Months Ended January 31,
	2024	2023	% Changes	2024	2023	% Changes
	(in thousands, except percentages)
Zedge Premium-gross revenue (“GTV”)	$537	$438	22.6%	$958	$750	27.7%
Zedge Premium-net revenue	277	$229	21.0%	$481	$416	15.6%
Gross margin	52%	52%		50%	55%

Three Months Ended January 31, 2024 Compared to Three Months Ended January 31, 2023

For the three months ended January 31, 2024, our advertising revenue increased 18.4% compared to the same period in the prior year primarily due to a higher price per advertising impression which has recovered from the downturn in the global economic conditions in the prior year period. This revenue growth can be attributable in part to the higher paid user acquisition spent during the current period.

For the three months ended January 31, 2024, our subscription revenue increased 24.3% compared to the same period in the prior year primarily due to our iOS subscription offering introduced in April 2023 and the lifetime subscriptions for Android users we rolled out in August 2023. Both initiatives contributed to the 78.0% increase in subscription billings in the three months ended January 31, 2024 compared to the same period in the prior year.

For the three months ended January 31, 2024, our other revenue (primarily Zedge Premium net revenue) increased 22.6% compared to the same period in the prior year primarily due to higher Gross transaction value (the total sales volume transacting through our Zedge Premium platform), or “GTV,” which increased 22.6% in the corresponding period. Zedge Premium net revenue increased 21.0% in the three months ended January 31, 2024 compared to the same period in the prior year.

For the three months ended January 31, 2024 digital goods and services revenue declined 26.4% compared to the same period in the prior year primarily due to the 24.3% decrease in GuruShots’ MAP for the corresponding periods.

Six Months Ended January 31, 2024 Compared to Six Months Ended January 31, 2023

For the six months ended January 31, 2024, our advertising revenue increased 14.3% compared to the same period in the prior year primarily due to higher price per advertising impression which have recovered from the downturn in the global economic conditions in the prior period. This revenue growth can be attributable in part to the higher paid user acquisition spent during the current period.

For the six months ended January 31, 2024, our subscription revenue increased 16.9% compared to the same period in the prior year primarily due to new iOS subscription offering introduced in April 2023 and the lifetime subscriptions for Android users we rolled out in August 2023. Both initiatives contributed to the 57.6% increase in subscription billings in the six months ended January 31, 2024 compared to the same period in the prior year.

For the six months ended January 31, 2024, our other revenue increased 20.0% compared to the same period in the prior year primarily due to higher GTV which increased 27.7% in the corresponding period. Zedge Premium net revenue increased 15.6% in the six months ended January 31, 2024 compared to the same period in the prior year. For the six months ended January 31, 2024, gross margin was 50% compared to 55% for the same period in the prior year primarily due to lower breakage revenue recognized in current period.

For the six months ended January 31, 2024, digital goods and services revenue declined 27.7% compared to the same period in the prior year primarily due to the 27.2% decrease in GuruShots’ MAP for the corresponding periods.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended January 31,			Six Months Ended January 31,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Direct cost of revenues	$458	$632	-27.5%	$944	$1,264	-25.3%
As a percentage of revenues	5.9%	9.1%		6.4%	9.1%

Direct cost of revenues decreased 27.5% in the three months ended January 31, 2024 compared to the same period in the prior year primarily due to the revamping of our backend infrastructure as part of the cost reduction initiatives implemented during fiscal 2023. As a percentage of revenue, direct cost of revenues in the three months ended January 31, 2024 declined to 5.9% from 9.1% for the same period in the prior year.

Direct cost of revenues decreased 25.3% in the six months ended January 31, 2024 compared to the same period in the prior year also due to the revamping of our backend infrastructure as part of the cost reduction initiatives implemented during fiscal 2023. As a percentage of revenue, direct cost of revenues in the six months ended January 31, 2024 declined to 6.4% from 9.1% for the same period in the prior year.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll and benefits, stock-based compensation expense (as discussed below), PUA expenses, third-party payment processing fee relate to in-app purchases, marketing, consulting, professional fees, software licensing (“SaaS”), recruiting fees, facilities and public company related expenses.

	Three Months Ended January 31,			Six Months Ended January 31,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Selling, general and administrative	$6,523	$5,871	11.1%	$12,022	$11,697	2.8%
As a percentage of revenues	83.9%	84.1%		80.9%	84.3%

SG&A expense increased 11.1% in the three months ended January 31, 2024 compared to the same period in the prior year primarily due to higher PUA expenses offset by lower stock-based compensation expense as discussed below. We ramped up PUA for the Zedge App and maintain the same PUA spend for GuruShots in the three months ended January 31, 2024 when compared to the same period in the prior year. We expect to continue our investment in PUA for our Zedge App in the second half of fiscal 2024 provided that the ROAS remains compelling. As a percentage of revenue, SG&A expense in the three months ended January 31, 2024 was 83.9% compared to 84.1% in the three months ended January 31, 2023.

SG&A expense increased 2.8% in the six months ended January 31, 2024 compared to the same period in the prior year primarily due to higher PUA expenses offset by reductions in compensation expenses, stock-based compensation expenses and other discretionary spends. For the six months ended January 31, 2024 we ramped up PUA for the Zedge App significantly but scaled back PUA for GuruShots when compared to the same period in the prior year. As a percentage of revenue, SG&A expense in the six months ended January 31, 2024 was 80.9% compared to 84.3% in the six months ended January 31, 2023.

Global headcount as of January 31, 2024 totaled 99 (including 31 at GuruShots) compared to 101 (including 37 at GuruShots) as of January 31, 2023 with the majority of our employees currently based in Lithuania and Israel.

The following table summarizes stock-based compensation expense included in the SG&A for the three and six months ended January 31, 2024 and 2023:

	Three Months Ended January 31,			Six Months Ended January 31,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Stock-based compensation expense	$683	$788	-13.3%	$1,190	$1,378	-13.6%

Stock-based compensation expenses decreased 13.3% in the three months ended January 31, 2024 compared to the same period in the prior year. The decrease was primarily attributable to the lower compensation expense related to the DSU grants with both service and market conditions which are recognized based on the graded vesting method. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 7 Stock-Based Compensation to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Stock-based compensation expenses decreased 13.6% in the six months ended January 31, 2024 compared to the same period in the prior year. The decrease was primarily attributable to the lower compensation expense related to the DSU grants with both service and market conditions which are recognized based on the graded vesting method.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of intangible assets in connection with the GuruShots and Emojipedia acquisitions and capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

	Three Months Ended January 31,			Six Months Ended January 31,
	2024	2023	% Change	2024	2,023	% Change
	(in thousands, except percentages)
Depreciation and amortization	$762	$815	-6.5%	$1,537	$1,608	-4.4%
As a percentage of revenues	9.8%	11.7%		10.3%	11.6%

Depreciation and amortization expenses decreased 6.5% in three months ended January 31, 2024 compared to the same period in the prior year.

Depreciation and amortization expenses decreased 4.4% in six months ended January 31, 2024 compared to the same period in the prior year.

Impairment of intangible assets. For the three and six months ended January 31, 2024, we recorded an approximately $11.9 million impairment of intangible assets of our GuruShots reporting segment, as more fully described in Note 5, Intangible Assets and Goodwill, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Change in fair value of contingent consideration. For the three and six months ended January 31, 2023, the fair value of contingent consideration were reduced by approximately $1.8 million and $1.9 million, respectively, due primarily to the decrease in the likelihood that certain contingent milestones would be achieved in connection with the GuruShots acquisition that was consummated in April 2022, please refer to Note 3, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Interest and other income, net.

	Three Months Ended January 31,			Six Months Ended January 31,
	2024	2023	% Change	2024	2,023	% Change
	(in thousands, except percentages)
Interest and other income, net	$165	$77	114.3%	$246	$112	119.6%
As a percentage of revenues	2.1%	1.1%		1.7%	0.8%

In the three months ended January 31, 2024, interest and other income, net increased by $88,000 compared to the same period in the prior year, due primarily to higher interest income earned on our cash and cash equivalents driven by an increase in interest rates and lower interest expense resulting from the $2 million prepayment of term loan in November 2023.

In the six months ended January 31, 2024, interest and other income, net increased by $134,000 compared to the same period in the prior year, due primarily to higher interest income earned on our cash and cash equivalents and lower interest expense resulting from the $2 million prepayment of term loan in November 2023, offset by a $50,000 impairment charge related to our investment in a privately held company of which the carrying value was reduced to $0 as of October 30, 2023.

Net gain (loss) resulting from foreign exchange transactions. Net gain (loss) resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended January 31,			Six Months Ended January 31,
	2024	2023	% Change	2024	2,023	% Change
	(in thousands, except percentages)
Net gain (loss) resulting from foreign exchange transactions	$76	$160	-52.5%	$(143)	$84	nm
As a percentage of revenues	1.0%	2.3%		-1.0%	0.6%

nm-not meaningful

In the three months ended January 31, 2024, net gain resulting from foreign exchange transactions decreased by $84,000 compared to the same period in the prior year.

In the six months ended January 31, 2024, net loss resulting from foreign exchange transactions was $143,000 compared to a net gain of $84,000 in the same period in the prior year.

We recognized Mark to Market (“MTM”) losses of $54,000 from NOK and EUR hedging activities and MTM gain of $86,000, respectively, as of January 31, 2024 and July 31, 2023, as more fully described in Note 4, Derivative Instruments, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Income tax (benefit) provision

	Three Months Ended January 31,			Six Months Ended January 31,
	2024	2023	% Change	2024	2,023	% Change
	(in thousands, except percentages)
Income tax (benefit) provision	$(2,459)	$89	nm	$(2,260)	$16	nm
As a percentage of revenues	-31.6%	1.3%		-15.2%	0.1%

nm-not meaningful

In the three months ended January 31, 2024, income tax benefit increased by $2.5 million compared to the same period in the prior year, resulting primarily from the $2.5 million increase in deferred tax assets related to the $11.9 million impairment loss on intangible assets of our GuruShots reporting segment.

In the six months ended January 31, 2024, income tax benefit increased by $2.3 million compared to the same period in the prior year, resulting primarily from the $2.5 million increase in deferred tax assets related to the $11.9 million impairment loss on intangible assets of our GuruShots reporting segment.

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge Marketplace and GuruShots segment income (loss) from operations for the three and six months ended January 31, 2024 and 2023:

	Three Months Ended January 31,		Change	Six Months Ended January 31,		Change
	2024	2023	%	2024	2023	%
	(in thousands, except percentages)
Segment income (loss) from operations:
Zedge Marketplace	$1,677	$1,563	7.3%	$3,331	$2,935	13.5%
GuruShots	(13,607)	(105)	nm	(14,940)	(1,678)	nm
Total (loss) income from operations:	$(11,930)	$1,458	nm	$(11,609)	$1,257	nm

nm-not meaningful

Three Months Ended January 31, 2024 Compared to Three Months Ended January 31, 2023

For the three months ended January 31, 2024, our income from operations related to the Zedge Marketplace increased 7.3% compared to the same period in the prior year, primarily due to higher advertising revenue offset by higher PUA expenses in Zedge App.

For the three months ended January 31, 2024, our loss from operations related to GuruShots was $13.6 million compared to $0.1 million for the same period in the prior year, primarily due to the $11.9 million impairment loss of intangible assets recorded in the current period. Excluding the impairment loss of $11.9 million in the current period and $1.8 million gain from the changes in fair value of contingent consideration recorded in prior period, loss from operation related to GuruShots would have been $1.6 million in the three months ended January 31, 2024 compared to $1.9 million for the same period in the prior year.

Six Months Ended January 31, 2024 Compared to Six Months Ended January 31, 2023

For the six months ended January 31, 2024, our income from operations related to the Zedge Marketplace increased 13.5% compared to the same period in the prior year, primarily due to higher advertising revenue partially offset by higher PUA expenses in Zedge App.

For the six months ended January 31, 2024, our loss from operations related to GuruShots was $14.9 million compared to $1.7 million for the same period in the prior year, primarily due to the $11.9 million impairment loss of intangible assets recorded in the current period. Excluding the impairment loss of $11.9 million in the current period and $1.9 million gain from the changes in fair value of contingent consideration recorded in prior period, loss from operation related to GuruShots would have been $3.0 million in the six months ended January 31, 2024 compared to $3.6 million for the same period in the prior year.

Liquidity and Capital Resources

General

At January 31, 2024, we had cash and cash equivalents of $18.1 million and working capital (current assets less current liabilities) of $16.3 million, compared to $18.1 million and $15.8 million, respectively, at July 31, 2023. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending March 15, 2025. We paid off a $2 million term loan in November 2023 and still maintaining a revolving credit facility of $4 million, including a foreign exchange contract facility of up to $7.5 million with WAB, as discussed below in Financing Activities and in Note 10, Term Loan and Revolving Credit Facility, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following tables present selected financial information for the six months ended January 31, 2024 and 2023:

	Six Months Ended January 31,
(in thousands)	2024	2023	$ Changes
Cash flows provided by (used in):
Operating activities	$2,812	$1,121	$1,691
Investing activities	(800)	(1,683)	883
Financing activities	(2,010)	993	(3,003)
Effect of exchange rate changes on cash and cash equivalents	(63)	(57)	(6)
Increase (decrease) in cash and cash equivalents	$(61)	$374	$(435)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities increased $1.7 million in the six months ended January 31, 2024 to $2.8 million from $1.1 million in the same period in the prior year, primarily attributable to higher income from operations before accounting for the acquisition related charges and changes in assets and liabilities.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $0.5 million to $3.4 million at January 31, 2024 from $2.9 million at July 31, 2023, primarily due to higher revenue in the preceding two months ended January 31, 2024 when compared to the same period ended July 31, 2023.

Investing Activities

On August 1, 2021, we acquired substantially all of the assets of Emojipedia Pty Ltd for approximately $6.7 million. We made the final payment of about $1.0 million on August 1, 2022.

Cash used in investing activities in the six months ended January 31, 2024 and 2023 also consisted of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

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

In the six months ended January 31, 2024 and 2023, we purchased 6,328 shares and 6,310 shares respectively of our Class B Stock from certain employees for $13,000 and $17,000 respectively, to satisfy tax withholding obligations in connection with the vesting of DSUs. In connection with the share repurchase program, we bought back approximately 442,000 shares for approximately $972,000 in the six months ended January 31, 2023. We did not buy back any shares in the six months ended January 31, 2024.

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

In the six months ended January 31, 2024, two customers represented 29% and 11% of our revenue. In the six months ended January 31, 2023, three customers represented 24%, 19% and 10% of our revenue. At January 31, 2024, two customers represented 35% and 15% of our accounts receivable balance. At July 31, 2023, two customers represented 36% and 18% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At January 31, 2024, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2024.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no reportable purchases during the quarter ended January 31, 2024.

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

ZEDGE, INC.

March 15, 2024	By:	/s/ JONATHAN REICH
Jonathan Reich
Chief Executive Officer

March 15, 2024	By:	/s/ YI TSAI
Yi Tsai
Chief Financial Officer