Form 10-Q
period 2024-04-30
Zedge, Inc.
filed 2024-06-11
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of June 7, 2024, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares
Class B common stock, $.01 par value:	13,946,064 shares (excluding 920,061 held in treasury)

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	April 30,	July 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,925	$18,125
Trade accounts receivable	3,325	2,883
Prepaid expenses and other receivables	374	569
Total current assets	23,624	21,577
Property and equipment, net	2,357	2,186
Intangible assets, net	5,481	18,709
Goodwill	1,802	1,961
Deferred tax assets, net	4,492	1,842
Other assets	383	556
Total assets	$38,139	$46,831
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,155	$669
Accrued expenses and other current liabilities	3,272	2,676
Deferred revenues	1,998	2,414
Total current liabilities	6,425	5,759
Term loan, net of deferred financing costs	-	1,985
Deferred revenues--non-current	677	-
Other liabilities	135	223
Total liabilities	7,237	7,967
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at April 30, 2024 and July 31, 2023	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 14,866 shares issued and 13,967 shares outstanding at April 30, 2024, and 14,634 shares issued and 13,801 outstanding at July 31, 2023	149	146
Additional paid-in capital	47,795	46,122
Accumulated other comprehensive loss	(1,878)	(1,537)
Accumulated deficit	(13,074)	(3,942)
Treasury stock, 899 shares at April 30, 2024 and 833 shares at July 31, 2023, at cost	(2,095)	(1,930)
Total stockholders’ equity	30,902	38,864
Total liabilities and stockholders’ equity	$38,139	$46,831

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Revenues	$7,658	$6,726	$22,510	$20,609
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	455	498	1,399	1,762
Selling, general and administrative	6,752	5,016	18,773	16,713
Depreciation and amortization	583	897	2,120	2,505
Impairment of intangible assets	-	-	11,958	-
Impairment of goodwill	-	8,727	-	8,727
Change in fair value of contingent consideration	-	-	-	(1,943)
Loss from operations	(132)	(8,412)	(11,740)	(7,155)
Interest and other income, net	188	84	434	196
Net loss resulting from foreign exchange transactions	(80)	(84)	(223)	-
Loss before income taxes	(24)	(8,412)	(11,529)	(6,959)
Income tax benefit	(137)	(718)	(2,397)	(702)
Net income (loss)	$113	$(7,694)	$(9,132)	$(6,257)
Other comprehensive loss:
Changes in foreign currency translation adjustment	(224)	(214)	(341)	(321)
Total other comprehensive loss	(224)	(214)	(341)	(321)
Total comprehensive loss	$(111)	$(7,908)	$(9,473)	$(6,578)
Income (loss) per share attributable to Zedge, Inc. common stockholders:
Basic	$0.01	$(0.55)	$(0.65)	$(0.44)
Diluted	$0.01	$(0.55)	$(0.65)	$(0.44)
Weighted-average number of shares used in calculation of income (loss) per share:
Basic	14,191	14,017	14,077	14,221
Diluted	14,542	14,017	14,077	14,221

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2023	525	$5	14,634	$146	$46,122	$(1,537)	$(3,942)	833	$(1,930)	$38,864
Exercise of stock options	-	-	2	-	3	-	-	-	-	3
Stock-based compensation	-	-	33	1	506	-	-	-	-	507
Purchase of treasury stock	-	-	-	-	-	-	-	6	(13)	(13)
Foreign currency translation adjustment	-	-	-	-	-	(367)	-	-	-	(367)
Net loss	-	-	-	-	-	-	(15)	-	-	(15)
Balance – October 31, 2023	525	5	14,669	$147	46,631	(1,904)	(3,957)	839	(1,943)	38,979
Stock-based compensation	-	-	87	1	682	-	-	-	-	683
Foreign currency translation adjustment	-	-	-	-	-	250	-	-	-	250
Net loss	-	-	-	-	-	-	(9,230)	-	-	(9,230)
Balance – January 31, 2024	525	5	14,756	148	47,313	(1,654)	(13,187)	839	(1,943)	30,682
Stock-based compensation	-	-	110	1	482	-	-	-	-	483
Purchase of treasury stock	-	-	-	-	-	-	-	60	(152)	(152)
Foreign currency translation adjustment	-	-	-	-	-	(224)	-	-	-	(224)
Net income	-	-	-	-	-	-	113	-	-	113
Balance – April 30, 2024	525	$5	14,866	$149	$47,795	$(1,878)	$(13,074)	899	$(2,095)	$30,902

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Shares	Amount	Equity
Balance – July 31, 2022	525	$5	13,951	$139	$43,609	$(1,391)	$2,160	74	$(334)	$44,188
Stock-based compensation	-	-	30	1	589	-	-	-	-	590
Purchase of treasury stock	-	-	-	-	-	-	-	130	(310)	(310)
Foreign currency translation adjustment	-	-	-	-	-	(259)	-	-	-	(259)
Net loss	-	-	-	-	-	-	(169)	-	-	(169)
Balance – October 31, 2022	525	5	13,981	140	44,198	(1,650)	1,991	204	(644)	44,040
Restricted stock issuance in connection with GuruShots acquisition	-	-	617	6	(6)	-	-	-	-	-
Stock-based compensation	-	-	76	1	787	-	-	-	-	788
Purchase of treasury stock	-	-	-	-	-	-	-	318	(679)	(679)
Foreign currency translation adjustment	-	-	-	-	-	152	-	-	-	152
Net income	-	-	-	-	-	-	1,606	-	-	1,606
Balance – January 31, 2023	525	5	14,674	147	44,979	(1,498)	3,597	522	(1,323)	45,907
Stock-based compensation	-	-	-	-	579	-	-	-	-	579
Purchase of treasury stock	-	-	-	-	-	-	-	239	(465)	(465)
Foreign currency translation adjustment	-	-	-	-	-	(214)	-	-	-	(214)
Net loss	-	-	-	-	-	-	(7,694)	-	-	(7,694)
Balance – April 30, 2023	525	$5	14,674	$147	$45,558	$(1,712)	$(4,097)	761	$(1,788)	$38,113

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2024	2023

Operating activities
Net loss	$(9,132)	$(6,257)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	42	44
Amortization of intangible assets	1,270	1,738
Amortization of capitalized software and technology development costs	808	723
Amortization of deferred financing costs	15	2
Stock-based compensation	1,673	1,957
Impairment charge of intangible assets	11,958	-
Impairment of investment in privately-held company	50	-
Write-off from impairment of goodwill	-	8,727
Change in fair value of contingent consideration	-	(1,943)
Deferred income taxes	(2,650)	(955)

Change in assets and liabilities:
Trade accounts receivable	(442)	(645)
Prepaid expenses and other current assets	195	(501)
Other assets	34	50
Trade accounts payable and accrued expenses	1,073	653
Deferred revenue	261	(850)
Net cash provided by operating activities	5,155	2,743
Investing activities
Final payment for asset acquisitions	-	(962)
Capitalized software and technology development costs	(993)	(1,110)
Purchase of property and equipment	(35)	(57)
Net cash used in investing activities	(1,028)	(2,129)
Financing activities
Prepayment of term loan	(2,000)	-
Proceeds from term loan payable	-	2,000
Payment of deferred financing costs	-	(18)
Proceeds from exercise of stock options	3	-
Purchase of treasury stock in connection with share buyback program and stock awards vesting	(165)	(1,454)
Net cash (used in) provided by financing activities	(2,162)	528
Effect of exchange rate changes on cash and cash equivalents	(165)	(160)
Net increase in cash and cash equivalents	1,800	982
Cash and cash equivalents at beginning of period	18,125	17,085
Cash and cash equivalents at end of period	$19,925	$18,067

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$80	$711
Cash payments made for interest expenses	$66	$72

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its subsidiaries: GuruShots Ltd. (“GuruShots”); Zedge Europe AS; and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024 or any other period. The balance sheet at July 31, 2023 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023 (the “2023 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance in ASU 2023-07 seeks to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose the following: significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; an amount for other segment items by reportable segment and a description of its composition; and the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU requires public entities to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods. ASU 2023-07 clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance in this ASU enhances the transparency and decision functionality of income tax disclosures to provide investors information to better assess how an entity’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flow. The amendments in this ASU require public entities to disclose the following specific categories in the rate reconciliation by both percentages and reporting currency amounts: the effect of state and local income tax, net of federal (national) income tax, foreign tax effects, effects of changes in tax laws or rates enacted in the current period, effects of cross-border tax laws, tax credits, changes in valuation allowances, nontaxable or nondeductible items and changes in unrecognized tax benefits. The amendments in ASU 2023-09 also require public entities to provide additional information for reconciling items that meet the qualitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pre-tax income (loss) by the applicable statutory income tax rate). The ASU requires reporting entities to annually disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal, state and foreign localities. The amendments in this ASU should be applied on a prospective basis and retrospective application is permitted. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements not yet issued. ASU 2023-09 is a requirement for additional disclosure and is not expected to materially impact the consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB Accounting Standards Codification (FASB ASC) 718, Compensation-Stock Compensation. For public business entities, ASU 2024-01 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements not yet issued. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements, which removes references to various FASB Concepts Statements. Note that this ASU finalizes amendments proposed in Section A of Proposed ASU No. 2019-800, Codification Improvements, issued in November 2019. For public business entities, ASU 2024-02 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements not yet issued. We are currently evaluating the impact of this accounting standard, but do not expect it to have a material impact on our consolidated financial statements.

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

Transactions with these related parties did not have a material impact to the consolidated balance sheets as of April 30, 2024 or July 31, 2023, or the consolidated statements of operations and comprehensive loss for the three and nine months ended April 30, 2024 and 2023.

Note 2—Revenue

Disaggregation of Revenue

The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Zedge Marketplace
Advertising revenue	$5,461	$4,572	$15,882	$13,691
Paid subscription revenue	1,122	832	3,186	2,598
Other revenues	206	232	710	652
Total Zedge Marketplace revenue	6,789	5,636	19,778	16,941
GuruShots
Digital goods and services	869	1,090	2,732	3,668
Total revenue	$7,658	$6,726	$22,510	$20,609

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

Deferred revenues

On April 1, 2022, the AppLovin Corporation paid the Company a one-time integration bonus of $2 million for migrating to their mediation platform. This amount has been amortized over an estimated service period of 24 months that ended March 31, 2024. The Company’s deferred revenue balance related to this bonus was $0 and approximately $0.7 million as of April 30, 2024 and July 31, 2023, respectively.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. The Company’s deferred revenue balance for paid subscriptions was approximately $2.4 million related to approximately 654,000 active subscribers, and approximately $1.5 million, related to approximately 647,000 active subscribers, as of April 30, 2024 and July 31, 2023, respectively.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity (“Breakage”). As of April 30, 2024, and July 31, 2023, the Company’s deferred revenue balance related to Zedge Premium was approximately $258,000 and $255,000, respectively.

The amount of deferred revenue recognized in the nine months ended April 30, 2024 that was included in the deferred revenue balance at July 31, 2023 was $2.1 million.

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

Practical Expedients

The Company expenses the fees retained by Google Play and the App Store related to subscription revenue when incurred as marketing expense because the duration of the contracts for which the Company pays commissions are less than one year, except for the new lifetime subscriptions we rolled out in August 2023. These costs are included in the selling, general and administrative expenses of the condensed consolidated statements of operations and comprehensive loss.

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
April 30, 2024
Liabilities:
Foreign exchange forward contracts	$-	$142	$-	$142

July 31, 2023
Assets:
Foreign exchange forward contracts	$-	$19	$-	$19

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

The Company’s other financial instruments at April 30, 2024 and July 31, 2023 included trade accounts receivable and trade accounts payable. The carrying amounts of other assets and liabilities such as prepaid expenses, trade accounts receivable and trade accounts payable approximated fair value due to their short-term nature.

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

The outstanding contracts at April 30, 2024, were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
May-24	225,000	2,237,738
Jun-24	225,000	2,357,321
Jul-24	225,000	2,355,836
Aug-24	225,000	2,354,450
Sep-24	225,000	2,353,262
Oct-24	225,000	2,352,197
Nov-24	225,000	2,349,801
Total	1,575,000	16,360,605

Settlement Date	U.S. Dollar Amount	EUR Amount
May-24	225,000	205,142
Jun-24	250,000	227,975
Jul-24	250,000	227,678
Aug-24	250,000	227,337
Sep-24	250,000	227,019
Oct-24	250,000	226,679
Nov-24	250,000	226,296
Total	1,725,000	1,568,126

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows:

		April 30,	July 31,
(in thousands)		2024	2023
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$-	$19
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$142	$-

The effects of derivative instruments on the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

		Three Months Ended April 30,		Nine Months Ended April 30,
Amount of Loss Recognized on Derivatives		2024	2023	2024	2023
Derivatives not designated or not qualifying as hedging instruments	Location of loss recognized on derivatives
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	$(145)	$(122)	(296)	$(58)

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

As a result, the Company identified indicators of impairment and performed an undiscounted cash flow analysis pursuant to ASC 360, Property, Plant, and Equipment - Overall, to determine if the cash flows expected to be generated by the GuruShots business over the estimated remaining useful life of its primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis, the undiscounted cash flows were not sufficient to recover the carrying value of the long-lived assets. As a result, the Company was required to perform Step 3 of the impairment test and determine the fair value of the asset group. To estimate the fair value of the asset group, the Company utilized the income approach, which is based on a discounted cash flow (DCF) analysis and calculates the fair value by estimating the after-tax cash flows attributable to the asset group and then discounting the after-tax cash flows to present value using a risk-adjusted discount rate. Assumptions used in the DCF require significant judgment, including judgment about appropriate discount rates, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows were based on the Company’s most recent strategic plan and for periods beyond the strategic plan, the Company’s estimates were based on assumed growth rates expected as of the measurement date. The Company believes its assumptions were consistent with the plans and estimates that a market participant would use to manage the business. The discount rate used was intended to reflect the risks inherent in future cash flow projections and was based on an estimate of the weighted average cost of capital (WACC) of market participants relative to the asset group. The Company used a discount rate of 30.5%. Based on this analysis, the fair value of the GuruShots asset group was below its carrying value. The Company determined that the fair value of this asset group was approximately zero and the carrying value of the long-lived assets was fully impaired.

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

The following table presents the detail of intangible assets, net as of April 30, 2024 and July 31, 2023 (in thousands):

	April 30, 2024				July 31, 2023
	Gross Carrying Value	Accumulated Amortization	Allocation of Impairment Loss	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Emojipedia.org and other internet domains acquired	6,711	1,230	-	5,481	6,711	894	5,817
Acquired developed technology	3,950	1,422	2,528	-	3,950	1,028	2,922
Customer relationships	7,800	1,403	6,397	-	7,800	1,013	6,787
Trade names	3,570	537	3,033	-	3,570	387	3,183
Total intangible assets	$22,031	$4,592	11,958	$5,481	$22,031	$3,322	$18,709

Estimated future amortization expense as of April 30, 2024 is as follows (in thousands):

Fiscal 2024	$112
Fiscal 2025	447
Fiscal 2026	447
Fiscal 2027	447
Fiscal 2028	447
Thereafter	3,581
Total	$5,481

The Company’s amortization expense for intangible assets were $1.3 million and $1.7 million for the nine months ended April 30, 2024 and 2023, respectively.

Goodwill

Goodwill represents the difference between the purchase price and the fair value of assets and liabilities acquired in a business combination. The Company reviews goodwill yearly, or more frequently whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered, for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment. Conversely, if it is determined that it is more likely than not that the fair value of the reporting unit is more than its carrying amount, it is unnecessary to perform a quantitative analysis. The Company may elect to bypass the qualitative assessment and proceed directly to performing a quantitative analysis.

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

The Company performs its annual goodwill impairment tests on May 1 each year (the first day of fiscal 4th quarter) based on information available as of April 30 in accordance with ASC 350-20-35-28. In light of a significant and sustained decline in the Company’s Class B common stock price during the six months ended January 31, 2023, circumstances became evident that a possible goodwill impairment existed since the last annual impairment test on May 1, 2022. The Company performed an interim impairment test during the third quarter of fiscal 2023 and concluded that the carrying value of the GuruShots reporting unit exceeded its fair value. Accordingly, the Company recorded a non-cash goodwill impairment charge of $8.7 million during the third quarter of fiscal 2023.

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended April 30, 2024 and 2023 (in thousands).

(in thousands)	Carrying Amounts
Balance as of July 31, 2023	$1,961
Impact of currency translation	(159)
Balance as of April 30, 2024	$1,802

Balance as of July 31, 2022	$10,788
Goodwill impairment charge	(8,727)
Impact of currency translation	(191)
Balance as of April 30, 2023	$1,870

The total accumulated impairment loss of the Company’s goodwill as of April 30, 2024 was $8.7 million. There were no accumulated impairment losses prior to the fiscal year ended July 31, 2022.

Note 6—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 30,	July 31,
	2024	2023
Accrued payroll and bonuses	$1,342	$1,136
Accrued vacation	738	593
Accrued payroll taxes	334	237
Due to artists	335	226
Accrued expenses	264	301
Operating lease liability-current portion	97	124
Derivative liability for foreign exchange contracts	142	-
Accrued income taxes payable	8	51
Due to related party - IDT	12	8
Total accrued expenses and other current liabilities	$3,272	$2,676

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

At April 30, 2024, there were 347,000 shares of Class B common stock available for awards under the 2016 Incentive Plan before accounting for 204,000 contingently issuable shares related to deferred stock units (“DSUs”) with both service and market conditions.

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

In our accompanying unaudited condensed consolidated statements of operations and comprehensive (loss) income, the Company recognized stock-based compensation expense for our employees and non-employees as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Stock-based compensation expense	$482	$578	$1,673	$1,957

As of April 30, 2024, the Company’s unrecognized stock-based compensation expense was $227,000 for unvested stock options, $184,000 for unvested DSUs and $1.4 million for unvested restricted stock including the $4 million portion of the GuruShots retention bonus pool to be paid in the Company’s Class B common stock.

In the nine months ended April 30, 2024 and 2023, awards of restricted stock and DSUs with respect to 246,000 shares and 267,000 shares, respectively, vested, and in connection with these vesting events, the Company purchased 6,328 shares and 6,310 shares respectively, of our Class B common stock from certain employees for $13,000 and $17,000, respectively, to satisfy tax withholding obligations.

Restricted Stock Awards

In November 2023, the Compensation Committee and the Corporate Governance Committee of our Board of Directors approved a grant of 116,208 restricted shares of our Class B common stock to our Executive Chairman Michael Jonas. Mr. Jonas agreed to accept all of his base compensation for his service as Executive Chairman during fiscal 2024 in the form of equity in the Company. These shares shall vest in equal amounts on February 7, 2025, 2026 and 2027. These shares had an aggregate grant date fair value of $380,000 which is being amortized on a straight-line basis over the vesting period.

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

Pursuant to the 2016 Incentive Plan, the Compensation Committee of the Board of Directors, as the administrator of the plan, has discretionary authority, exercisable on such terms and conditions that it deems appropriate under the circumstances, to reduce the exercise price in effect for outstanding options under the 2016 Incentive Plan. In approving the repricing, the Compensation Committee considered the impact of the current exercise prices of outstanding stock options on the incentives provided to employees and consultants, the lack of retention value provided by the outstanding stock options to employees and consultants, and the impact of such options on the capital structure of the Company. As of October 20, 2022, there were 532,750 stock options outstanding under the 2016 Incentive Plan, of which 191,663 outstanding stock options had exercise prices in excess of the market price of the Company’s common stock as of October 20, 2022, which is why the Compensation Committee made the determination to deem all outstanding and unexercised stock options held by current employees, executive officers, and consultants as Eligible Stock Options.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Basic weighted-average number of shares	14,191	14,017	14,077	14,221
Effect of dilutive securities:
Stock options	349	-	-	-
Non-vested restricted Class B common stock	1	-	-	-
Deferred stock units	1	-	-	-
Diluted weighted-average number of shares	14,542	14,017	14,077	14,221

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2024	2023	2024	2023
Stock options	126	855	861	831
Non-vested restricted Class B common stock	181	426	216	426
Deferred stock units	201	237	203	237
Shares excluded from the calculation of diluted earnings per share	508	1,518	1,280	1,494

For the nine months ended April 30, 2024 and for the three and nine months ended April 30, 2023, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock and DSUs would have been anti-dilutive.

Note 9—Commitments and Contingencies

Commitments

In connection with the acquisition of GuruShots, the Company (i) committed to a retention pool of $4 million in cash (in addition to the $4 million portion of the retention pool to be paid in the Company’s Class B common stock discussed in Note 7) to be paid to the founders and employees of GuruShots payable over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to invest a minimum in user acquisition in the first 24 months following the closing subject to the acquired users generating minimum ROAS thresholds and payment of an earnout if certain growth targets were met. The Company’s obligations with respect to a potential earnout have been terminated.

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

The Amended Loan Agreement includes the following financial covenants:

a)	Debt Service Coverage Ratio. Zedge shall maintain, at all times, a Debt Service Coverage Ratio of no less than 1.25 to 1.00. This covenant shall be tested quarterly as of the end of each fiscal quarter.

b)	Maximum Debt to EBITDA. Zedge shall maintain, at all times, a ratio of (a) indebtedness owed by Zedge to WAB, to (b) Zedge’s EBITDA for the trailing twelve (12) month period ended on such date of determination, shall not be greater than the amount set forth under the heading “Maximum Debt to EBITDA Ratio” as of, and for each of the dates appearing adjacent to such Maximum Debt to EBITDA Ratio”.

Maximum Debt to Quarter Ending	EBITDA Ratio
October 31, 2022	1.75 to 1.00
January 31, 2023	1.75 to 1.00
April 30, 2023	1.75 to 1.00
July 31, 2023	1.75 to 1.00
October 31, 2023	1.25 to 1.00
April 30, 2024	1.25 to 1.00
April 30, 2024	1.25 to 1.00
July 31, 2024	1.25 to 1.00
Thereafter	To be agreed upon

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At April 30, 2024, there were $3.3 million of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by $330,000.

Note 11—Segment and Geographic Information

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer as of April 30, 2024.

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

The CODM evaluates the performance of each operating segment using revenue and income (loss) from operations. The following table provides information about the Company’s two reportable segments (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
Revenues:
Zedge Marketplace	$6,789	$5,636	$19,778	$16,941
GuruShots	869	1,090	2,732	3,668
Total Revenues	$7,658	$6,726	$22,510	$20,609

Segment income (loss) from operations:
Zedge Marketplace	$1,197	$1,850	$4,532	$4,785
GuruShots	(1,329)	(10,262)	(16,272)	(11,940)
Total loss from operations	$(132)	$(8,412)	$(11,740)	$(7,155)

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Norway, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
April 30, 2024	$6,636	$1,585	$8,221
July 31, 2023	$7,054	$14,346	$21,400

Total assets:
April 30, 2024	$31,497	$6,642	$38,139
July 31, 2023	$33,401	$13,430	$46,831

Note 12— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $243,000 and $360,000 at April 30, 2024 and July 31, 2023, respectively.

There were no material changes in the Company’s operating and finance leases in the nine months ended April 30, 2024, as compared to the disclosure regarding such leases in the Company’s 2023 Form 10-K.

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

As of April 30, 2024, the Company had $6.3 million of deferred tax assets, for which it has established a valuation allowance of $1.8 million, related to U.S. federal and state taxes and for a certain international subsidiary. In connection with the impairment charge of intangible assets of $11.9 million recorded in the nine months period ended April 30, 2024, we recognized $2.6 million in deferred tax assets.

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

We are part of the ‘Creator Economy,’ where over 1 billion people create and share their content across social platforms, mobile, and video games, and content marketplaces. Goldman Sachs Research expects the 50 million global creators to grow at a 10-20% compound annual growth rate during the next five years. Furthermore, Goldman Sachs reports that professional creators earn more than $100,000 per year. We view the Creator Economy as an opportunity for Zedge to expand its business, especially as we execute by connecting our gamers with our marketplace.

The Zedge Ringtones and Wallpapers app (which is named “Zedge Wallpapers” in the App Store), which we refer to as our “Zedge App,” offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of April 30, 2024, our Zedge App had been installed nearly 661 million times since inception and had 27.7 million monthly active users (“MAU”). MAU is a key performance indicator (“KPI”) that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or for a price, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content (i.e., for purchase). In turn, our users utilize the content to personalize their phones and express their individuality.

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

The Zedge Marketplace monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a weekly, monthly, annual or lifetime subscription. In April 2023, we introduced a subscription tier in the iOS version of the Zedge App. As of April 30, 2024, we had approximately 654,000 active subscribers.

In April 2022, we acquired GuruShots, a recognized category leader focused on gamifying the photography vertical. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading approximately 600,000 photographs and casting close to 3 billion “perceived votes, which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

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

As we look to the future, we are advancing several initiatives that we expect will drive user growth, increase engagement, drive in-app purchases, and advance our in-game economy. Some of these include:

●	New Gameplay Experiences. Introducing a new more casual gameplay experience that enables users to compete in short-duration photo competitions with fewer participants.

●	On-Boarding. Revamping the customer onboarding experience in order to increase the number of newly acquired users who get through onboarding and to maximize first time purchasers by providing a more guided onboarding process and immediately drawing new players into simplified photo competitions that are limited in duration and number of participants.

●	Economy. Evolving the game economy by introducing hard and soft currencies tied to resources and rewards and maturing the game’s progression mechanics and features, and earn and spend dynamics.

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

Beyond our commitment to growing both the Zedge App and GuruShots on a standalone basis, we believe that there are many potential synergies that we can capitalize on that exist between the two businesses. Specifically, we plan to enable the ability for GuruShots players to become Zedge Premium artists and sell their photos to our audience of 27+ million MAU (as of April 30, 2024) as standard digital images or NFTs. In addition, we look to benefit from the experience that the GuruShots team possesses and test gamifying the Zedge App. We believe that successful gamification can contribute to increasing engagement, retention, and lifetime value, all critical performance criteria for our business. Longer term, we believe that there are complementary content verticals that lend themselves to gamification. To this end, we have a new hybrid casual title, ‘AI Art Master,’ which is in soft-launch in the Philippines, Poland, and India, that enables players to create generative AI images and compete in themed-based competitions with these images. Based on analyzing user data and performing extensive user testing, we will determine whether to refine the user experience and scale or cease development of this title.

In August 2021, we acquired the assets of Emojipedia Pty Ltd (“Emojipedia”), including Emojipedia.org the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news as well as World Emoji Day and the annual World Emoji Awards. In April 2024, Emojipedia received approximately 36 million monthly page views and has approximately 10.4 million MAU as of April 30, 2024 of which approximately 55.5% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Meta, and X, formally known as Twitter.

We believe that Emojipedia provides growth potential to the Zedge App, and it was immediately accretive to earnings post acquisition in August 2021. In the past year, we have made many changes to Emojipedia including overhauling its backend and redesigning the Emojipedia website. We will continue to enhance this offering and are exploring new features, some of which will be released before the end of the calendar year.

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

MAU decreased 13.4% in the three ended April 30, 2024 when compared to the same period a year ago. Additionally, we have experienced a continuing shift in our regional customer make-up with MAU in emerging markets (particularly India) representing an increasing portion of our user base. As of April 30, 2024, users in emerging markets represented about 78.3% of our MAU, as compared to 77.5% from the same period a year ago. ARPMAU for the three months ended April 30, 2024 increased 39.7% when compared to the same period a year ago, primarily due to the increase in price per advertising impression from the same period a year ago, which was driven by increased competition for our ad inventory as well as strong year-over-year subscription revenue growth.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended April 30, 2024 as compared to the same period in the prior year:

	Three Months Ended April 30,
(in millions, except ARPMAU - Zedge App)	2024	2023	% Change
MAU- Zedge App	27.7	32.0	-13.4%
Developed Markets MAU - Zedge App	6.0	7.2	-16.7%
Emerging Markets MAU - Zedge App	21.7	24.8	-12.5%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	78.3%	77.5%	1.1%

ARPMAU - Zedge App	$0.0742	$0.0531	39.7%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended April 30, 2024:

GuruShots-MAPs and ARPMAP

The presentation of our results of operations related to our GuruShots segment includes disclosure of two key performance indicators as discussed below:

Monthly Active Payers (“MAPs”). We define a MAP as a unique active user on the GuruShots app or GuruShots.com in a month who completed at least one in-app purchase (“IAP”) during that time period. MAPs for a time period longer than one month are the average MAPs for each month during that period. We estimate the number of MAPs by aggregating certain data from third-party attribution platforms. MAP is a key performance indicator because it shows the size of GuruShots’ active paying user base which is a main driver of GuruShots’ revenue. Changes and trends in MAP are useful for measuring the general health of GuruShots’ business, gauging both present and potential users/customers’ experience, assessing the efficacy of product improvements and marketing campaigns and overall user engagement.

Average Revenue Per Monthly Active Payer (“ARPMAP”). We define ARPMAP as (i) the total revenue from IAPs derived from GuruShots and GuruShots.com in a monthly period, divided by (ii) MAPs in that same period. ARPMAP for a particular time period longer than one month is the average ARPMAP for each month during that period. ARPMAP shows how efficiently we are monetizing each MAP.

MAP decreased 20.7% in the three months ended April 30, 2024 when compared to the same period a year ago, primarily attributable to Apple’s App Tracking Transparence (“ATT”) framework which impedes our ability to invest in paid user acquisition (“PUA”) campaigns profitably in terms of return on ad spend or (“ROAS”). As such, we continued to scale back our PUA spend for GuruShots while testing new campaigns and creatives in order to unearth attractive ROAS scaling opportunities. ARPMAP decreased 0.4% to $53.0 in the three months ended April 30, 2024 from $53.2 in the three months ended April 30, 2023.

The following table shows our MAP and ARPMAP for the three months ended April 30, 2024 and 2023.

	Three Months Ended April 30,
	2024	2023	% Change
Monthly Active Payers	5,408	6,817	-20.7%
Average Revenue per Monthly Active Payer	$53.0	$53.2	-0.4%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended April 30, 2024:

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

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended April 30,		Change	Nine Months Ended April 30,		Change
	2024	2023	%	2024	2023	%
	(in thousands, except percentages)
Revenues	$7,658	$6,726	13.9%	$22,510	$20,609	9.2%
Direct cost of revenues	455	498	-8.6%	1,399	1,762	-20.6%
Selling, general and administrative	6,752	5,016	34.6%	18,773	16,713	12.3%
Depreciation and amortization	583	897	-35.0%	2,120	2,505	-15.4%
Impairment of intangible assets	-	-	nm	11,958	-	nm
Impairment of goodwill	-	8,727	-100.0%	-	8,727	-100.0%
Change in fair value of contingent consideration	-	-	nm	-	(1,943)	nm
Loss from operations	(132)	(8,412)	-98.4%	(11,740)	(7,155)	64.1%
Interest and other income, net	188	84	123.8%	434	196	121.4%
Net loss resulting from foreign exchange transactions	(80)	(84)	-4.8%	(223)	-	nm
Income tax benefit	(137)	(718)	nm	(2,397)	(702)	241.5%
Net income (loss)	$113	$(7,694)	nm	$(9,132)	$(6,257)	45.9%

nm-not meaningful

Comparison of Our Results of Operations for the Three and Nine months Ended April 30, 2024 and 2023

Revenues

The following table sets forth the composition of our revenues for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2024	2023	% Changes	2024	2023	% Changes
	(in thousands, except percentages)
Zedge Marketplace
Advertising revenue	$5,461	$4,572	19.4%	$15,882	$13,691	16.0%
Paid subscription revenue	1,122	832	34.9%	3,186	2,598	22.6%
Other revenues	206	232	-11.2%	710	652	8.9%
Total Zedge Marketplace revenue	6,789	5,636	20.5%	19,778	16,941	16.7%
GuruShots
Digital goods and services	869	1,090	-20.3%	2,732	3,668	-25.5%
Total revenue	$7,658	$6,726	13.9%	$22,510	$20,609	9.2%

The following table summarizes our subscription revenue for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except revenue per subscriber and percentages)
Subscription Revenue	$1,122	$832	34.9%	$3,186	$2,598	22.6%
Active subscriptions net increase (decrease)	6	(21)	nm	7	(59)	nm
Active subscriptions at end of period	654	633	3.3%	654	633	3.3%
Average active subscriptions during the period	652	643	1.4%	651	663	-1.8%
Average monthly revenue per active subscription	$0.57	$0.43	32.6%	$0.54	$0.44	22.7%

nm-not meaningful

The following table presents a reconciliation of subscription billings to the most directly comparable GAAP financial measures, for each of the periods indicated. We calculate subscription billings by adding the change in subscription deferred revenue between the start and end of the period to subscription revenue recognized in the same period. Subscription billings is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the growth of the subscription-based portion of our business, which is a critical part of our business plan.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Subscription Revenue	$1,122	$832		$3,186	$2,598
Changes in subscription deferred revenue	373	(3)		925	(109)
Subscription Billings (Non-GAAP)	$1,495	$829	80.3%	$4,111	$2,489	65.2%

The following table summarizes Zedge Premium gross and net revenue for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2024	2023	% Changes	2024	2023	% Changes
	(in thousands, except percentages)
Zedge Premium-gross revenue (“GTV”)	$592	$410	44.4%	$1,551	$1,160	33.7%
Zedge Premium-net revenue	202	$231	-12.6%	$683	$647	5.6%
Gross margin	34%	56%		44%	56%

Three Months Ended April 30, 2024 Compared to Three Months Ended April 30, 2023

For the three months ended April 30, 2024, our advertising revenue increased 19.4% compared to the same period in the prior year primarily due to the increase in price per advertising impression paid by the advertisers on our platform when compared to the same period a year ago, which was driven by increased competition for our ad inventory.

For the three months ended April 30, 2024, our subscription revenue increased 34.9% compared to the same period in the prior year primarily due to the introduction of our iOS subscription offering in April 2023 and the lifetime subscriptions for Android users we rolled out in August 2023. Both initiatives contributed to the 80.3% increase in subscription billings in the three months ended April 30, 2024 compared to the same period in the prior year.

For the three months ended April 30, 2024, our other revenue (primarily Zedge Premium net revenue) decreased 11.2% compared to the same period in the prior year primarily due to the 12.6% decrease in Zedge Premium net revenue in the current year period caused by the write-down of advanced royalties paid to certain contents creators or owners. As a result of this write-down, gross margin decreased to 34% for the three months ended April 30, 2024 from 56% for the same period in the prior year.

For the three months ended April 30, 2024, digital goods and services revenue declined 20.3% compared to the same period in the prior year primarily due to the 20.7% decrease in GuruShots’ MAP for the corresponding periods.

Nine months Ended April 30, 2024 Compared to Nine months Ended April 30, 2023

For the nine months ended April 30, 2024, our advertising revenue increased 16.0% compared to the same period in the prior year primarily due to the increase in price per advertising impression paid by the advertisers on our platform when compared to the same period a year ago, which was driven by increased competition for our ad inventory.

For the nine months ended April 30, 2024, our subscription revenue increased 22.6% compared to the same period in the prior year primarily due to our iOS subscription offering introduced in April 2023 and the lifetime subscriptions for Android users we rolled out in August 2023. Both initiatives contributed to the 65.2% increase in subscription billings in the nine months ended April 30, 2024 compared to the same period in the prior year.

For the nine months ended April 30, 2024, our other revenue increased 8.9% compared to the same period in the prior year primarily due to higher Zedge Premium net revenue resulting from higher GTV. Zedge Premium net revenue increased 5.6% in the nine months ended April 30, 2024 compared to the same period in the prior year. For the nine months ended April 30, 2024, gross margin was 44% compared to 56% for the same period in the prior year. Lower gross margin in the current period was caused by the advanced royalty write-downs discussed above.

For the nine months ended April 30, 2024, digital goods and services revenue declined 25.5% compared to the same period in the prior year primarily due to the 25.3% decrease in GuruShots’ MAP for the corresponding periods.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Direct cost of revenues	$455	$498	-8.6%	$1,399	$1,762	-20.6%
As a percentage of revenues	5.9%	7.4%		6.2%	8.5%

Direct cost of revenues decreased 8.6% in the three months ended April 30, 2024 compared to the same period in the prior year primarily due to the revamping of our backend infrastructure as part of the cost reduction initiatives implemented during fiscal 2023. As a percentage of revenue, direct cost of revenues in the three months ended April 30, 2024 declined to 5.9% from 7.4% for the same period in the prior year.

Direct cost of revenues decreased 20.6% in the nine months ended April 30, 2024 compared to the same period in the prior year also due to the revamping of our backend infrastructure as part of the cost reduction initiatives implemented during fiscal 2023. As a percentage of revenue, direct cost of revenues in the nine months ended April 30, 2024 declined to 6.2% from 8.5% for the same period in the prior year.

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

	Three Months Ended April 30,			Nine Months Ended April 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Selling, general and administrative	$6,752	$5,016	34.6%	$18,773	$16,713	12.3%
As a percentage of revenues	88.2%	74.6%		83.4%	81.1%

SG&A expense increased 34.6% in the three months ended April 30, 2024 compared to the same period in the prior year primarily due to higher PUA and higher compensation expenses offset by lower discretionary spends and lower stock-based compensation expense. We ramped up PUA for our Zedge App significantly but scaled back PUA spend for GuruShots in the three months ended April 30, 2024 as compared to the same period in the prior year. We expect to continue our investment in PUA for our Zedge App in the near term provided that the ROAS remains compelling. As a percentage of revenue, SG&A expense in the three months ended April 30, 2024 was 88.2% compared to 74.6% in the three months ended April 30, 2023.

SG&A expense increased 12.3% in the nine months ended April 30, 2024 compared to the same period in the prior year primarily due to higher PUA expenses offset by reductions in stock-based compensation expenses and other discretionary spends. For the nine months ended April 30, 2024 we ramped up PUA for the Zedge App significantly but scaled back PUA for GuruShots when compared to the same period in the prior year. As a percentage of revenue, SG&A expense in the nine months ended April 30, 2024 was 83.4% compared to 81.1% in the nine months ended April 30, 2023.

Global headcount as of April 30, 2024 totaled 100 (including 29 at GuruShots) compared to 96 (including 31 at GuruShots) as of April 30, 2023 with the majority of our employees currently based in Lithuania and Israel.

The following table summarizes stock-based compensation expense included in the SG&A for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Stock-based compensation expense	$482	$578	-16.6%	$1,673	$1,957	-14.5%

Stock-based compensation expenses decreased 16.6% in the three months ended April 30, 2024 compared to the same period in the prior year. The decrease was primarily attributable to the lower compensation expense related to the DSU grants with both service and market conditions which are recognized based on the graded vesting method. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 7 Stock-Based Compensation to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Stock-based compensation expenses decreased 14.5% in the nine months ended April 30, 2024 compared to the same period in the prior year. The decrease was primarily attributable to the lower compensation expense related to the DSU grants with both service and market conditions which are recognized based on the graded vesting method.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of intangible assets in connection with the GuruShots and Emojipedia acquisitions and capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2024	2023	% Change	2024	2,023	% Change
	(in thousands, except percentages)
Depreciation and amortization	$583	$897	-35.0%	$2,120	$2,505	-15.4%
As a percentage of revenues	7.6%	13.3%		9.4%	12.2%

Depreciation and amortization expenses decreased 35.0% in three months ended April 30, 2024 compared to the same period in the prior year primarily due to the $11.9 million impairment charge recorded in the three months ended January 31, 2024 discussed below.

Depreciation and amortization expenses decreased 15.4% in nine months ended April 30, 2024 compared to the same period in the prior year primarily due to the $11.9 million impairment charge recorded in the three months ended January 31, 2024 discussed below.

Impairment of intangible assets. For the nine months ended April 30, 2024, we recorded an approximately $11.9 million impairment of intangible assets of our GuruShots reporting segment, as more fully described in Note 5, Intangible Assets and Goodwill, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Impairment of goodwill. For the nine months ended April 30, 2023, we recorded an approximately $8.7 million impairment of goodwill of our GuruShots reporting segment, as more fully described in Note 5, Intangible Assets and Goodwill, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Change in fair value of contingent consideration. For the nine months ended April 30, 2023, the fair value of contingent consideration were reduced by approximately $1.9 million due primarily to the decrease in the likelihood that certain contingent milestones would be achieved in connection with the GuruShots acquisition that was consummated in April 2022, please refer to Note 3, Fair Value Measurements, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Interest and other income, net.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Interest and other income, net	$188	$84	123.8%	$434	$196	121.4%
As a percentage of revenues	2.5%	1.2%		1.9%	1.0%

In the three months ended April 30, 2024, interest and other income, net increased by $104,000 compared to the same period in the prior year, due primarily to higher interest income earned on our cash and cash equivalents driven by an increase in interest rates and lower interest expense resulting from the $2 million prepayment of term loan in November 2023.

In the nine months ended April 30, 2024, interest and other income, net increased by $238,000 compared to the same period in the prior year, due primarily to higher interest income earned on our cash and cash equivalents and lower interest expense resulting from the $2 million prepayment of term loan in November 2023, offset by a $50,000 impairment charge related to our investment in a privately held company of which the carrying value was reduced to $0 as of October 30, 2023.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Net loss resulting from foreign exchange transactions	$(80)	$(84)	-4.8%	$(223)	$-	nm
As a percentage of revenues	-1.0%	-1.2%		-1.0%	0.0%

nm-not meaningful

In the three months ended April 30, 2024, net loss resulting from foreign exchange transactions decreased by $4,000 compared to the same period in the prior year.

In the nine months ended April 30, 2024, net loss resulting from foreign exchange transactions was $223,000 compared to nil in the same period in the prior year.

We recognized Mark to Market (“MTM”) losses of $142,000 from NOK and EUR hedging activities and MTM gain of $19,000, respectively, as of April 30, 2024 and July 31, 2023, as more fully described in Note 4, Derivative Instruments, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Income tax benefit

	Three Months Ended April 30,			Nine Months Ended April 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands, except percentages)
Income tax benefit	$(137)	$(718)	-80.9%	$(2,397)	$(702)	241.5%
As a percentage of revenues	-1.8%	-10.7%		-10.6%	-3.4%

In the three months ended April 30, 2024, income tax benefit decreased by $0.6 million compared to the same period in the prior year, resulting primarily from the $0.8 million increase in deferred tax assets related to the $8.7 million impairment of goodwill in the prior period.

In the nine months ended April 30, 2024, income tax benefit increased by $1.7 million compared to the same period in the prior year, resulting primarily from the $2.5 million increase in deferred tax assets related to the $11.9 million impairment loss on intangible assets in the current period, offset by the $0.8 million increase deferred tax assets related to the $8.7 million impairment of goodwill in the prior period.

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge Marketplace and GuruShots segment income (loss) from operations for the three and nine months ended April 30, 2024 and 2023:

	Three Months Ended April 30,		Change	Nine Months Ended April 30,		Change
	2024	2023	%	2024	2023	%
	(in thousands, except percentages)
Segment income (loss) from operations:
Zedge Marketplace	$1,197	$1,850	-35.3%	$4,532	$4,785	-5.3%
GuruShots	(1,329)	(10,262)	-87.0%	(16,272)	(11,940)	36.3%
Total loss from operations	$(132)	$(8,412)	-98.4%	$(11,740)	$(7,155)	64.1%

Three Months Ended April 30, 2024 Compared to Three Months Ended April 30, 2023

For the three months ended April 30, 2024, our income from operations related to the Zedge Marketplace decreased to $1.2 million from $1.9 million for the same period in the prior year, primarily due to higher SG&A expenses incurred in the current period.

For the three months ended April 30, 2024, our loss from operations related to GuruShots was $1.3 million compared to a loss of $10.3 million for the same period in the prior year, which included impairment loss of goodwill of $8.7 million in prior year period. Excluding the effect of the impairment loss of goodwill, loss from operation related to GuruShots was $1.3 million in the three months ended April 30, 2024 compared to a loss of $1.6 million for the same period in the prior year.

Nine months Ended April 30, 2024 Compared to Nine months Ended April 30, 2023

For the nine months ended April 30, 2024, our income from operations related to the Zedge Marketplace decreased to $4.5 million from $4.8 million for the same period in the prior year, primarily due to higher SG&A expenses incurred in the current period.

For the nine months ended April 30, 2024, our loss from operations related to GuruShots was $16.3 million compared to a loss of $11.9 million for the same period in the prior year. Excluding the effect of the impairment loss intangible assets of $11.9 million in the current period and the impairment loss of goodwill of $8.7 million and the gain from the changes in fair value of contingent consideration of $1.9 million recorded in prior period, loss from operation related to GuruShots would have been $4.4 million in the nine months ended April 30, 2024 compared to $5.1 million for the same period in the prior year.

Liquidity and Capital Resources

General

At April 30, 2024, we had cash and cash equivalents of $19.9 million and working capital (current assets less current liabilities) of $17.1 million, compared to $18.1 million and $15.8 million, respectively, at July 31, 2023. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending June 10, 2025. We paid off a $2 million term loan in November 2023 and maintain a revolving credit facility of $4 million, including a foreign exchange contract facility of up to $7.5 million with WAB, as discussed below under Financing Activities and in Note 10, Term Loan and Revolving Credit Facility, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following tables present selected financial information for the nine months ended April 30, 2024 and 2023:

	Nine Months Ended April 30,
(in thousands)	2024	2023	$ Changes
Cash flows provided by (used in):
Operating activities	$5,155	$2,743	$2,412
Investing activities	(1,028)	(2,129)	1,101
Financing activities	(2,162)	528	(2,690)
Effect of exchange rate changes on cash and cash equivalents	(165)	(160)	(5)
Increase in cash and cash equivalents	$1,800	$982	$818

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities increased $2.4 million in the nine months ended April 30, 2024 to $5.1 million from $2.7 million in the same period in the prior year, primarily attributable to higher income from operations before accounting for the acquisition related charges and changes in assets and liabilities.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $0.4 million to $3.3 million at April 30, 2024 from $2.9 million at July 31, 2023, primarily due to higher revenue in the preceding two months ended April 30, 2024 when compared to the same period ended July 31, 2023.

Investing Activities

On August 1, 2021, we acquired substantially all of the assets of Emojipedia Pty Ltd for approximately $6.7 million. We made the final payment of about $1.0 million on August 1, 2022.

Cash used in investing activities in the nine months ended April 30, 2024 and 2023 also consisted of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

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

In connection with the Amended Loan Agreement, we discontinued the existing $2 million revolving credit facility under the then existing Loan and Security Agreement, dated as of September 26, 2016. At the time of the discontinuance, there was no outstanding balance on the revolving credit facility.

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

In the nine months ended April 30, 2024 and 2023, we purchased 6,328 shares and 6,310 shares, respectively of our Class B common stock from certain employees for $13,000 and $17,000 respectively, to satisfy tax withholding obligations in connection with the vesting of DSUs.

In the nine months ended April 30, 2024 and 2023, we repurchased in connection with the share repurchase program 60,206 shares and 680,594 shares respectively of our Class B common stock for $152,000 and $1.4 million respectively.

We do not anticipate paying dividends on our common stock until we achieve sustainable profitability and retain certain minimum cash reserves. The payment of dividends in any specific period will be at the sole discretion of our Board of Directors.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from mobile advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. Google, Facebook, Vungle and AppLovin, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In the nine months ended April 30, 2024, two customers represented 31% and 10% of our revenue. In the nine months ended April 30, 2023, three customers represented 29%, 19% and 13% of our revenue. At April 30, 2024, two customers represented 36% and 19% of our accounts receivable balance. At July 31, 2023, two customers represented 36% and 18% of our accounts receivable balance. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At April 30, 2024, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2024.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2021, our Board of Directors authorized a repurchase program of up to 1.5 million shares of our Class B common stock at a maximum aggregate purchase price of $3.0 million. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of its shares. The repurchase program does not obligate us to acquire any particular amount of our Class B common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion.

The following table summarizes the share repurchase activity for the third quarter of fiscal 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Shares Purchased as Part of Publicly Announced Programs	Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in thousands)		(in thousands)	(in thousands)
February 1, 2023 to February 29, 2024	-	$-	-	$1,421
March 1, 2024 to March 31, 2024	-	$-	-	$1,421
April 1, 2024 - April 30, 2024	60	$2.52	60	$1,269
Total	60		60

(1)	The average price paid per share includes any broker commissions.

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

ZEDGE, INC.

June 11, 2024	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

June 11, 2024	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer