Form 10-K
period 2024-07-31
Zedge, Inc.
filed 2024-10-29
CIK 1667313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended July 31, 2024

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $3.26 per share, as reported on the New York Stock Exchange, was approximately $38.3 million.

As of October 28, 2024, the registrant had outstanding 524,775 shares of Class A common stock and 13,618,761 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 15, 2025, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Zedge, Inc.

i

PART I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, collectively. Our fiscal year runs from August 1 through July 31. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2024 refers to the fiscal year ended July 31, 2024).

Item 1. Business

Company Overview

Zedge builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, which we refer to as our “Zedge App,” a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper maker, GuruShots, a skill-based photo challenge game, and Emojipedia, the #1 trusted source for ‘all things emoji’. Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce.

We are part of the ‘Creator Economy,’ which Goldman Sachs estimates is worth $250 billion globally.1 According to Linktree, over 200 million individuals identify as creators, people who use their influence, skill, and creativity to amass an audience and monetize it.2 Furthermore, Influencer Marketing Hub reports that out of 2,000 surveyed creators, 44.9% identify as full-time creators,3 and Exploding Topics reports that 10% of influencers earn more than $100,000 per year.4 We view the Creator Economy as an opportunity for Zedge to expand our business, especially as we execute by connecting our gamers with our marketplace.

Our Zedge App (which is named “Zedge Wallpapers” in the App Store) offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of July 31, 2024, our Zedge App had been installed nearly 674 million times since inception and, over the past two fiscal years, has had between 26.1 million and 32.2 million monthly active users (“MAU”), ending with 26.1 million MAU as of July 31, 2024. MAU is a key performance indicator (“KPI”) for our Zedge App that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content for purchase. In turn, our users utilize the content to personalize their phones and express their individuality.

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

The Zedge Marketplace’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly or annual subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of July 31, 2024, we had approximately 669,0000 active subscribers.

[1]	https://www.latimes.com/business/story/2024-01-08/creator-influencer-economy-2024-predictions-social-media-stars
[2]	https://linktr.ee/creator-report
[3]	https://influencermarketinghub.com/creator-earnings-benchmark-report
[4]	https://explodingtopics.com/blog/creator-economy-stats#

In April 2022, we acquired GuruShots Ltd (“GuruShots”) a recognized category leader focused on gamifying the photography vertical. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 670,000 photographs and casting close to 3.2 billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

GuruShots utilizes a ‘Free-to-Play’ business model and generates revenue through in-app purchases of virtual currency. Players can use this currency to unlock competitions or gain an edge by purchasing resources and participating in additional gameplay. Over the past seven years, the monthly average paying player spend has increased in excess of 9.9% annually to more than $50.9 per player.

In fiscal 2024, we revamped GuruShots’ customer onboarding experience by guiding new players through simplified photo competitions of limited size and duration. The upgrade was designed to enhance the gaming experience for new players by increasing their potential for winning and providing immediate gratification. The new onboarding has shown improvements in engagement, retention, and revenue from new users. In addition, we migrated to a coin-based economy with multiple currencies in order to enable more players to earn and spend their currency on in-game resources.

We market GuruShots to prospective players, primarily via paid user acquisition channels, and utilize a host of creative formats including static and video ads in order to promote the game. Our marketing team invests material resources in analyzing all attributes of a campaign ranging from, among others, the creative assets, offer acquisition channel and platform (i.e., iOS, Android, and web), with the goal of determining whether a specific campaign is likely to yield a profitable customer. When we unearth a successful combination of these variables we scale up until we experience diminishing returns. Ultimately, we believe that the efforts we are making to advance the product coupled with the investment in user acquisition can significantly increase GuruShots’ player base.

Since the start of fiscal 2025, Cost per Install (CPI) have trended down considerably leading us to believe that our efforts are yielding fruit. It’s too early to say with conviction whether this trend is sustainable as we scale user acquisition and whether these users will provide sufficient long-term ROI; however, we believe that these early results are encouraging.

Beyond our commitment to growing both the Zedge App and GuruShots on a standalone basis, we believe that there are many potential synergies that we can capitalize on that exist between the two businesses. Specifically, we plan to enable GuruShots players to become Zedge Premium artists and sell their photos to our audience of 25+ million MAU (as of July 31, 2024) as standard digital images. In addition, we are benefitting from the experience that the GuruShots team possesses in gamifying the Zedge App. We believe that successful gamification can contribute to increasing engagement, retention, and lifetime value, all critical KPIs for our business. Longer term, we believe that there are complementary content verticals that lend themselves to gamification. One example is our hybrid casual title, ‘AI Art Master,’ which has been in soft-launch in the Philippines, Poland, and India, that enables players to create generative AI images and compete in themed-based competitions with these images. Based on analyzing user data and performing extensive user testing, we will determine whether to refine the user experience and scale or cease development of this title.

In August 2021, we acquired Emojipedia Pty Ltd (“Emojipedia”), the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news, as well as World Emoji Day and the annual World Emoji Awards. In July 2024, Emojipedia received approximately 37.6 million monthly page views and has approximately 9.6 million monthly active users as of July 31, 2024 of which approximately 46.7% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Meta, and X, formerly known as Twitter.

We believe that Emojipedia provides growth potential to the Zedge App, and it was immediately accretive to earnings post acquisition in August 2021. In the past year, we have made many changes to Emojipedia including overhauling its backend, redesigning the Emojipedia website, and introducing new entertainment-focused features to the site. We will continue to enhance this offering and are exploring additional new features which use artificial intelligence, some of which will be released before the end of the calendar year.

Our Strategy

Our vision is to provide tools that enable easy and high-quality digital content creation, connect the creators together with friendly competitions and expose the content to communities of prospective consumers in order to drive commerce.

Our Strategic Flywheel

Our long-term strategy calls for creating and supporting a flywheel that leverages the synergies of content creation, gaming and marketplaces by empowering consumers with easy-to-use content creation utilities whose output can be used to engage across a multitude of online and mobile platforms including social networks, messaging, and gaming as well as for commerce purposes. This is unlike the existing dynamic that many gaming platforms offer to players, who can create and sell virtual goods that are valuable only within the context of that particular ecosystem. Although the foundation of our strategy is currently centered around the Zedge Marketplace and GuruShots, over time we expect to expand into other content verticals that have relevance beyond gameplay.

Using our current products as an example, GuruShots is a skill-based game that attracts creators (mainly, amateur photographers) with friendly photo competitions in which they compete to gain recognition and pedigree. We believe that adding the ability to sell their content to Zedge Marketplace’s 25+ million MAU is an attractive benefit that enables players not only to have fun, but also to earn money while doing so. This dual purpose will likely improve user growth, engagement, retention, and monetization while simultaneously expanding our relevance to a broader community interested in high-quality photographs. If our strategy is correct, we will have a flywheel that drives the aforementioned KPIs while also enabling us to expand into new verticals (through internal development or acquisition), gamify them, and add new content to our marketplace.

Executing this strategy calls for concentrating our efforts on the following goals:

●	Invest in growing our user base and improving profitably. We expect to continue devoting resources to growing our user base profitably by:

○	analyzing user demographics to identify key segments that yield the highest profitability and quickest return on ad spend (ROAS);

○	testing to determine which user segments are most responsive to new offerings and crafting targeted marketing strategies based on those insights;

○	studying our users’ needs and enhancing our products to align with the preferences of our most profitable segments;

○	developing and offering new features and services that are attractive to both new and existing users;

○	investing in paid user acquisition campaigns that yield profitable customers, based on empirical data and focused, primarily, on well-developed markets; and

○	exploring crossover marketing opportunities between user segments to maximize reach and engagement;

○	expanding our reach by collaborating with strategic partners.

●	Improve monetization. Continue developing monetization methods that will help us grow, including advancements of the in-app economy, subscription models, e-commerce, and new advertising products, implementations, and optimizations. For example, in fiscal 2024 we revamped our subscription offering and have experienced growth as a result of this overhaul. We believe that our products and customer base are attractive to advertisers, brands, artists, and players and will yield new monetization opportunities. In addition, we expect that we will be able to capitalize on cross marketing our suite of products to this customer base.

●	Continue to invest in product and technology investment in and across our product suite. We plan to make continued, selected investments in product feature sets and functionality in order to both maintain our existing user base and attract new users. In addition, we envision applying our product expertise to verticals that we currently do not have in our portfolio. For example, we launched pAInt, our generative AI wallpaper maker in late 2022 in order to avail our consumers with the ability of becoming creators.

●	Better utilize data to improve user acquisition and customer engagement. We plan to better utilize data to improve the user experience, scale profitable user acquisition and improve the use of our product through personalized recommendations and content feeds, enhanced search and content discovery, and optimized pricing. We have benefitted from the investment we have made in our data and business analytics teams enabling us to make data driven decisions in shortened timeframes and also expand the number of A/B tests that we use to compare various product changes.

●	Build our marketplace into a compelling platform for artists and creators. Our goal is to build our marketplace into one that artists view as prioritizing their needs and addressing all aspects of their marketing and revenue generation goals including, but not limited to, ease in managing their virtual storefront, promotion, education, reporting, and distribution.

●	Increase our marketing efforts. We use our full-stack marketing team to scale user acquisition--both paid and organic--invest in building and/or buying data analytic tools that provide valuable insights into our marketing initiatives and focus on the evolving fields of search engine optimization and app store optimization. We have also invested resources to improve product marketing with the goal of driving engagement and retention. Finally, we have utilized AI to quickly and efficiently create many different creatives in order to attract new customers.

●	Diversify our revenue stack. Historically, the majority of our revenue has been derived from advertising. We plan to continue diversifying our revenue streams by advancing our existing subscription offering, optimizing the newly introduced coin-based economy in GuruShots, and introducing advertising into GuruShots. Furthermore, we expect to continue testing our print on demand offering. We also have a set of product initiatives specific to Emojipedia that will enable new revenue streams from this asset.

●	Selectively pursue strategic investments, partnerships, and acquisitions. On a selective basis, we will look to invest in, partner with, or purchase entities that can provide synergistic growth opportunities for our Zedge Marketplace and otherwise. For example, in April 2022 we acquired GuruShots and in August 2021 we acquired Emojipedia. Each of these acquisitions offers new growth opportunities both on a stand-alone basis as well as on an integrated and synergistic basis that we believe can impact our business in a materially positive fashion.

Our Competitive Advantages

We believe that the following competitive strengths will drive the growth of our business:

●	Large, global customer base. We benefit from having a large customer base. As of July 31, 2024, the Zedge App had 26.1 million MAU, of which approximately 21.1% were in well-developed markets and 78.9% were in emerging markets. Typically, customers in well-developed markets monetize at a material premium when compared to those in emerging markets. The Android version of the Zedge App is available in 17 languages and Emojipedia is available in 19 languages. We possess a highly diversified portfolio of content and attribute this in part to our global reach which makes us attractive to creators interested in meeting various customer tastes and preferences. In addition, our diverse customer base attracts advertisers seeking customers that have adequate disposable income to purchase their products and services. Our Zedge Marketplace’s large customer base is also a draw to artists and brands looking to market their content to a critical mass of users.

●	Leading global provider of mobile personalization content. The Zedge App has a global customer base of approximately 26 million MAU as of July 31, 2024, enabling users to easily personalize their mobile phones with a wide variety of free, high-quality ringtones, wallpapers, notification sounds, video wallpapers, custom app icons (only available for iOS), as well as create bespoke wallpapers with pAInt, our generative AI wallpaper maker. We believe that the Zedge Marketplace is well positioned for continued leadership in the personalization space.

●	Deep Knowledge of Gaming. We have leaders with years of experience in building and operating games of skill across digital platforms including iOS, Android, and web. We intimately understand game design, onboarding, game mechanics, LiveOps, feedback loops, in-game resource balancing, scarcity, and how to make a game fun, challenging, and fair.

●	Extensive Experience Combining Gaming and a Real-World Activity. We have years of experience in combining game dynamics with a real-world activity. In the case of GuruShots the real-world activity is photography. Successfully combining these is non-trivial and requires a great deal of expertise and understanding that the team has acquired over the years.

●	High-quality products. We do our best to provide our customers with high-quality products and superior user experiences. We prioritize our customers’ needs and believe that this focus is critical for our long-term growth and expansion. We invest significant resources in product development, design, and usability. We beta test product enhancements extensively and closely monitor customer feedback to ensure that we meet users’ needs. To date, our Zedge App has received more than 15 million reviews in Google Play where it boasts a 4.7 star rating out of a maximum of 5 stars. GuruShots has a 4.4-star rating in the App Store albeit from a universe of several thousand reviews.

●	Human Capital. We have a team of highly experienced professionals that take pride and ownership in their work product. Our diverse employee base is passionate about our product suite and its mission to make our strategy a reality. Our culture is founded on respect and empowerment which are critical in light of us having offices in four different countries with a hybrid in-person work attendance policy. We strive to create an environment where our employees can be autonomous and creative. Our people possess deep expertise in product design and management, development, marketing, monetization, data and analytics and operations.

●	Management team. We have an experienced management team with longstanding tenure with the company and deep knowledge of the mobile app landscape who are highly focused on execution. Our core management team possesses a solid understanding of the mobile app industry, product design and development, operations, and monetization. Collectively, our management team has a proven ability in building and scaling a business and pursuing opportunities with a manageable risk profile.

●	Large and diverse content catalog. Our large and diverse catalog of content includes wallpapers, ringtones, notification sounds, video wallpapers, photographs, and emojis. With artists and contributors spanning the globe, we have assembled a vast array of both user generated and licensed content to meet the needs of our users.

●	Scalable and Reliable Technology and infrastructure. Our products are built upon scalable technology and infrastructure that reliably serves tens of millions of MAU, globally. We use a combination of off-the-shelf and proprietary technologies and infrastructure solutions that scale efficiently to meet the needs of our large customer base.

Competition

We face competition in all aspects of our business and especially from other digital marketplaces and gaming companies. In running our business, we compete for:

●	Consumers. We compete for consumers’ leisure time, attention, and spending versus alternative forms of entertainment that are available to them as well as against online platforms and marketplaces that offer utility and content for mobile phone personalization.

●	Content creators. There are many online platforms that offer content creators an ecosystem in which they can make their content available to consumers. Some of these platforms may have better incentives, paid or other, that may potentially make them more attractive than our marketplace.

●	Advertisers. We face significant competition in securing spend from advertisers.

●	Other Game Developers. Game developers that offer engaging and interesting games. These competitors, many of whom we may not be aware of, may be more proficient at capitalizing on user acquisition channels in order to gain access to large user bases and their network effects to expand virally and quickly.

●	Alternative options and products for mobile personalization, generative AI image creation, games and emojis. There are many other marketplaces and platforms that offer mobile personalization content, generative AI creation tools, games, and emoji resources, some of whom are better funded than we are. We believe that we possess a competitive advantage because of our:

○	large user base;

○	“one-stop shop” approach to mobile personalization and creation features, which avails customers with a wide array of ringtones, wallpapers, notification sounds, and video wallpapers within the same Android app;

○	flexibility that allows the customer to selectively choose what they would like to personalize without handing over the core elements of the native operating system to a third party and overwhelming the user with a myriad of complex options;

○	large content catalog;

○	recognized and well-respected brands;

○	proprietary recommendation engine; and

○	market ranking and longevity.

●	Rapid-Paced and Changing World of Mobile App Development. The mobile app ecosystem changes quickly and regularly with new apps capturing massive audiences competing for consumers’ time, mindshare, and money. This is an ongoing competitive threat requiring us to do our best to adapt as necessary to remain relevant and meaningful.

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

In April 2022, we acquired GuruShots, a recognized category leader that fuses photography with mobile gaming. GuruShots, headquartered in Israel, offers a platform spanning iOS, Android, and the web that gamifies photography by providing a fun, educational, and structured way for amateur photographers – essentially anyone with a mobile phone – to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. On a monthly basis, GuruShots users currently cast more than 3 billion “perceived votes” in more than 300 competitions. GuruShots currently generates revenue from selling digital resources that, if used skillfully, can provide additional visibility to competitors’ photographs, a critical factor in securing votes for competitive ranking.

In December 2022, we introduced ‘pAInt’ our generative AI wallpaper maker within the Zedge App. pAInt enables users to create high quality images by typing a brief description of what they are interested in and tuning with different style types.

Our Technology

Our ecosystem is powered by a scalable distributed platform that comprises both open source and proprietary technologies centered on content management and discovery, web and app development, data science and analytics, deep learning, mobile content/device compatibility, advertising/marketing tech, and reporting. We have built a robust platform that allows us to ideate, test, analyze, and launch where warranted by the outcome. We enhanced our users’ content creation options with generative AI models, we embraced machine learning, including AI and LLM throughout our technology stack in order to improve content recommendations and relevancy. From an end user’s perspective, our platform minimizes response latency while factoring in cost and focuses on key areas including content creation, relevancy and discoverability. We optimize our platform by utilizing systems, algorithms, and heuristics that organize our content based on real user data and that renders the content in a relevant fashion. We focus on delivering the highest quality content to users while minimizing our infrastructure costs on used bandwidth. With GuruShots, we have added open source and proprietary technologies around gamification, including ranking algorithms that ensure fair exposure to all content in a competition, and real-time voting/ranking functionality at scale, and a personal competition recommendations system based on users’ photos and historical activity. Our infrastructure provides a fully redundant production environment in a cloud-hosted, virtual-server environment.

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

We have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India, and Canada, “We Make Phones Personal,” and “Zedge, Everything You,” “Tattoo Your Phone,” “Shortz – Chat Stories By Zedge,” and “NFTs Made Easy” in United States and a stylized “D” logo in the European Union, United Kingdom, the United States, and Canada. We also have applied for trademark protection for “pAInt,” and “Zedge pAInt” in the United States, a stylized “D” logo in India, and have obtained a copyright registration for our flagship app, Zedge. In addition, we have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com.

On August 1, 2021, we acquired Emojipedia. As part of this acquisition, we acquired trademark registrations for “Emojipedia” in the United States, the European Union, the United Kingdom, and Australia, and trademark registrations for “World Emoji Day” in the United States and the United Kingdom. We also acquired the following domain name registrations: www.emojipedia.com and www.emojipedia.org.

On April 12, 2022, we acquired GuruShots Ltd. As part of this acquisition, we acquired all intellectual property rights associated with, and encompassed within the GuruShots mobile and web-based applications, including the following domain name: GuruShots.com. In addition, we have obtained trademark registrations for “GuruShots” in the United States, applied for trademark protection for “GuruShots” in Canada, India, the European Union and the United Kingdom, and have obtained copyright registrations for the GuruShots mobile and web-based applications.

Human Capital

Our headcount totaled 99 as of July 31, 2024.

Facilities

We do not maintain office space in the United States in light of having a small domestic team. We address certain aspects of our commercial operations, including accounting and finance, and business development from the New York area. We maintain leased facilities in Trondheim, Norway and Vilnius, Lithuania that accommodate our product, design, monetization, marketing and technology teams, and in Tel Aviv, Israel that accommodates members of both the GuruShots and Zedge teams. Our servers are hosted in leased data centers in different geographic locations in the United States.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including, but not limited to, risks regarding the following:

●	We offer a suite of freemium apps and we may not be successful in adding new users or in retaining existing users, or if our users decrease their level of engagement with our products or do not make optional purchases of tokens, resources, or content, or convert into paying subscribers and renew their paid subscriptions our revenue, financial results and business may be significantly harmed.

●	We may not be successful in acquiring a sufficient number of users that become purchasers or retain existing users who generate profitable revenue for our apps.

●	We may not manage our in-app economy well and as a result, disincentivize users from making in-app purchases. Any failure to do so could adversely affect our business, financial condition, and results of operations.

●	If we are unable to compete for advertisers or if advertisers reduce their spend with us, our revenues, profitability and prospects may be materially and adversely affected.

●	The digital advertising market may deteriorate or develop more slowly than expected, which could materially harm our business and results of operations.

●	A material amount of our revenue is generated from a limited number of geographies and third-party advertising demand partners. Any change to this mix could result in negatively impacting our business, financial condition, and results of operations.

●	Our apps’ user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

●	We rely on third-party platforms, such as the iOS App Store, Meta, and Google Play Store, to distribute our apps and collect revenues generated on these platforms. If these platforms adopt policies including those relating to advertising, privacy, or monetization that are counter to our strategy it could result in materially and adversely affecting our business.

●	Zedge Premium, the section of our marketplace where we offer premium content (i.e., for purchase), may not yield the strategic goals and objectives that we envision, and our revenues, profitability and prospects may be materially and adversely negatively affected.

●	If we fail to maintain and enhance our various brands, or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

●	We may not be able to effectively manage our growth or implement our future business strategies, in which case our business and results of operations may be materially and adversely affected.

●	If we fail to keep up with rapid technological changes in the internet and smartphone industries and adapt our products and services accordingly, our results of operations and future growth may be adversely affected.

●	We have offices and other significant operations located in Lithuania, Israel, and Norway, and, therefore, our results may be adversely affected by political, economic and military instability in these countries.

●	A key component of our growth strategy involves the adoption and utilization of artificial intelligence (AI), which introduces certain risks.

●	Failure to detect or prevent fraudulent activities on our platform could cause users to lose confidence in our products and harm our business.

●	The GuruShots acquisition may fail to yield growth opportunities and achieve beneficial synergies.

●	Data privacy and security laws and regulations in the jurisdictions in which we do business subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties in the event of non-compliance, additionally the need to observe these regulations increases the cost of doing business and these laws and regulations are continually evolving. Compliance failure either by us or our partners, or vendors could harm our business.

●	New laws may impact our business, such as those affecting artificial intelligence and efforts by lawmakers in various jurisdictions to regulate providers of certain online services which may apply to our business and therefore introduce additional compliance obligations and potential sanctions and penalties for failings in these areas. Monitoring (and, if applicable, complying with) these developments is likely to increase the cost of doing business and any failure to comply with new laws may harm our business and reputation.

●	Our business depends on our ability to collect and effectively use data to serve relevant advertising, deliver suitable content, and identify appropriate customer prospects, and any limitation on the collection and use of this data could significantly diminish the value of our services, cause us to lose clients, make us less attractive to prospective customers and revenues.

●	Any significant system or network disruption or cyberattack could have a material adverse effect on our business prospects and results of operations.

●	We are controlled by our majority stockholder, which limits the ability of other stockholders to affect our management.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

Certain of our offerings are sensitive to consumer spending and economic conditions.

Consumer purchases of discretionary retail items and specialty retail products, as well as participation in gallery events, may be adversely affected by national and regional economic, market and other conditions such as employment levels, salary and wage levels, the availability of consumer credit, inflation, high interest rates, high tax rates, high fuel prices, the threat of a pandemic or other health crisis and consumer confidence with respect to current and future economic, market and other conditions. Consumer purchases may decline during recessionary periods or at other times when unemployment is higher or disposable income is lower. Consumer willingness to make discretionary purchases may decline, may stall or may be slow to increase due to national and regional economic conditions. There remains considerable uncertainty and volatility in the national and global economy. Further or future slowdowns or disruptions in the economy, market and other conditions could adversely affect us and our business strategy. We may not be able to sustain or increase our current net sales if there is a decline in consumer spending.

We offer a suite of freemium apps and we may not be successful in adding new users or in retaining existing users, or if our users decrease their level of engagement with our products or do not make optional purchases of tokens, coins, resources, or content, or convert into paying subscribers and renew their paid subscriptions our revenue, financial results and business may be significantly harmed.

The size of our user base and our users’ level of engagement and paid conversion are fundamental to our success. Our financial performance has been and will continue to be dependent on our ability to successfully add new users, retain and engage existing users and convert them into paying users and/or subscribers. We expect that the size of our user base will fluctuate or decline in one or more markets from time to time. If consumers and/or creators do not perceive our products as useful, effective, entertaining, reliable, and/or trustworthy, we may not be able to attract or keep users or otherwise maintain or increase the frequency and duration of their engagement or the percentage of users that are converted into or remain paying subscribers. There is no guarantee that we will not experience a decline in our user base or engagement levels. User engagement can be difficult to measure, particularly as we introduce new and different products and services, and as various privacy regulations evolve. Any number of factors can negatively affect user retention, growth, engagement and conversion, including if:

●	users opt to utilize other competitive products or services instead of our own;

●	user behavior changes with respect to our products and services resulting in a decrease of engagement and/or session time;

●	users decrease their engagement, session time, or uninstall our apps because they feel their experience is diminished due to product decisions that we make with respect to introducing new features, feature enhancements, an/or monetization techniques;

●	users become concerned about our user data practices or other matters related to privacy, security and the sharing of user data;

●	users are no longer willing to pay for subscriptions or in-app purchases or we are unable to increase the price of our subscriptions or in-app purchases;

●	users have difficulty installing, updating or otherwise accessing our products and services as a result of our actions or those of third parties that we rely on to distribute our products and deliver our services;

●	we fail to introduce new features, products or services that users find engaging or enhance the existing products and services with improvements that users are interested in;

●	we are unable to acquire users through cost-effective marketing efforts, including both organic and paid channels;

●	we are unable attract sufficient new paying users to offset and exceed those lost through natural churn thus making it more difficult to maintain and grow revenues;

●	initiatives designed to attract and maintain users and increase engagement are unsuccessful because of errors that we make or policies instituted by third parties that we use to distribute our products or deliver our services;

●	third-party initiatives that may enable greater use of our products, including low-cost or discounted data plans, are discontinued;

●	we adopt terms, policies or procedures related to areas such as privacy, user data, content ownership, or monetization techniques that are received negatively by our users or creators;

●	we fail to combat inappropriate or abusive activity on our platforms;

●	we are unable to offer relevant content to our users;

●	we fail to provide adequate support for our users and creators;

●	there are outages or other technical problems that result in making our products and services inaccessible, unreliable or that result in a poor user experience;

●	there are actions by governments that affect accessibility to our products and services in any market; or

●	there are regulations and/or litigation that result in users not accepting our terms of use because of measures that we have taken in order to ensure compliance.

Certain of these factors have, at various times, negatively impacted user and creator growth, MAU and engagement. If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be materially adversely affected.

We may not experience growth or engagement in certain geographic locations due to local factors.

We may not experience rapid user growth or continued engagement in countries that have unreliable telecommunications infrastructure or in countries where mobile and internet usage are expensive or limited in regular accessibility. Any decrease in user retention, growth or engagement may have a material and adverse impact on our popularity, revenue, business, reputation, financial condition, and results of operations.

We may not be successful in acquiring a sufficient number of users that become purchasers or retain existing users who generate profitable revenue for our apps.

Revenues of freemium apps and websites typically rely on a small percentage of users that convert into paying users by making in-app purchases of digital goods and/or paid subscriptions; however, the vast majority of users play for free or only occasionally make purchases or opt-in for paid subscriptions. Accordingly, only a small percentage of our users are paying users. In addition, a small portion of paying users generate a disproportionate percentage of revenue. Because of this, it is imperative for us to both retain these valuable customers and to maintain or increase their spend over time. In fiscal 2024, we experienced an 8% decline in paid subscriptions. Conversely, over the past seven years, GuruShots has successfully increased the compounded annual growth rate of monthly spending per paying player by around 9.9%. There can be no assurance that we will be able to continue to retain paying users, grow or maintain subscription levels or that paying users will maintain or increase their spending. We may experience a net decline in paying players resulting in a decrease in revenue resulting in a materially adverse outcome for our business and financial results.

We may not manage our in-app economy well and as a result, disincentivize users from making in-app purchases. Any failure to do so could adversely affect our business, financial condition, and results of operations.

Our apps are available to players for free and each brand generates a material portion of its revenue by selling digital goods and/or paid subscriptions. The perceived value of these digital goods and/or paid subscriptions can be impacted by various factors including, but not limited to, their price, discounting policies, promotional strategies, market competition, user reviews, and user engagement levels. If we fail to manage our economy well, we risk confusing or upsetting users to the point that they reduce their purchases which could negatively hurt the business.

If we are unable to compete for advertisers or if advertisers reduce their spend with us, our revenues, profitability and prospects may be materially and adversely affected.

In fiscal 2024, approximately 79% of our revenues (excluding GuruShots) were generated from selling advertising inventory. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Applovin, Meta and Google, invest significantly in data analytics to make their properties and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns and add incremental gains for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.

In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices or reduce the ability to provide personalized or targeted advertising, which results in less valuable ads. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that UDID, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-advertising, which simplifies the process for Apple users to opt out of behavioral targeting. Furthermore, laws and regulations may also make it more difficult to deliver personalized or targeted advertising or impose requirements that result in more users making elections to block our ability to deliver targeted ads. If users do not elect to participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns could suffer, which could cause our business, financial condition, or operating results to be adversely affected.

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

The digital advertising market may deteriorate, which could materially harm our business and results of operations.

We generate the substantial majority of our revenue from selling advertising inventory. We anticipate that our growth and profitability will continue to depend on our ability to sell advertising inventory across some if not all of our digital brands.

Future demand for mobile advertising is uncertain. Many advertisers still have limited experience with mobile advertising and may continue to devote larger portions of their advertising budgets to more traditional offline or online personal computer-based advertising, instead of shifting additional advertising resources to mobile advertising.

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

If the market for mobile advertising deteriorates, we may not be able to increase our revenues or our revenues and profitability could decline materially.

A material amount of our revenue is generated from a limited number of geographies and third-party advertising demand partners. Any change to this mix could result in negatively impacting our business, financial condition, and results of operations.

In fiscal 2024, revenue from well developed economies accounted for approximately 80% of our total revenues and 69% of our total advertising revenues were generated by three advertising demand partners. While our end users are located around the world, the revenue is generated in the United States from our advertising partners. During the past five years, we have experienced a shift in our Zedge App’s regional customer make-up with the percentage of our total MAU from emerging markets increasing, while the portion from well-developed markets is decreasing. In fiscal 2024, 79% of our Zedge App’s users were located in emerging markets with 21% of users in well-developed regions compared to 78% and 22% respectively in fiscal 2023. India comprised 30% of our MAU as of July 31, 2024. This shift has negatively impacted revenues because well-developed markets command materially higher advertising rates when compared to those in emerging markets. Although we are investing in reversing this trend, we may not be successful in this effort which may result in lower revenues and profitability. Although GuruShots’ and Emojipedia’s user bases are more heavily weighted to well-developed economies, we are still exposed to the impact of a shift in our Zedge App’s user base toward emerging markets.

Three advertising demand partners, mainly, Google, Vungle and AppLovin were responsible for 69% of overall advertising revenue in fiscal 2024. If any of these advertising demand partners were to alter their spend on our digital properties the outcome could result in lowering revenues and profitability.

In addition, on April 24, 2024 President Joe Biden signed a bill that would ban TikTok in the United States if ByteDance, TikTok’s Chinese owner, didn’t sell the platform to a non-Chinese owner within nine months. Although TikTok is challenging the legality of this bill in court it is unclear if they will prevail. The negative impact of a TikTok ban could be material impacting advertising and ecommerce. In light of TikTok running ads in Zedge’s platform a ban could negatively impact revenue.

Our apps’ user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

Our apps’ user base is heavily weighted to smartphones running the Android operating system, which constituted approximately 96% of our MAU (excluding Emojipedia) as of July 31, 2024, and most of our revenues for fiscal 2024. Any significant downturn in the overall demand for Android smartphones or the use of Android smartphones could significantly and adversely affect the demand for our products and services and would materially affect our revenues.

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

In fiscal 2024, approximately 79% of our revenues excluding GuruShots were generated from advertising sales. We cannot assure you that we will be successful in diversifying our revenue mix by identifying new revenue drivers that complement our advertising-heavy business. Although the Zedge App had initial success in converting freemium users into paid subscribers, starting with zero in January 2019 and ending fiscal 2023 with approximately 647,000, we ended fiscal 2024 with 669,000 subscribers, a 3.4% increase and there is no guarantee that we will be successful in improving subscriber base growth or in maintaining our current subscriber base. To date, Zedge Premium has taken longer to scale than we originally anticipated. Furthermore, we are still integrating GuruShots and have not achieved its expected growth trajectory or realized synergies between GuruShots and our legacy operations. Finally, Android users constitute approximately 96% of our overall MAU and are prone to spend less money in apps than iOS and web users. Even if our new initiatives are successful on one platform, we may not be able to replicate that success across other platforms.

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

Our products and services depend on mobile app stores and other third parties such as data center service providers, as well as third party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Google Play Store and Apple’s App Store. While our mobile applications are generally free to download from these stores, we offer our users the opportunity to make in-app purchases and/or purchase paid subscriptions. In certain instances, we determine the prices at which these items and subscriptions are sold. These purchases are processed by Google’s and Apple’s in-app payment and subscription systems. As of July 31, 2024 we paid Google and Apple up to 30% of the revenue we generated across their respective platforms for processing fees. Our revenues and earnings could be negatively impacted should Google or Apple decide to impose higher processing fees. Further, our cashflow may be negatively impacted if either platform changes the timing of their payments to us. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.

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

Furthermore, both Apple and Google have broad discretion to make changes to their operating systems or payment services or change the manner in which their mobile operating systems function and their respective terms and conditions applicable to the distribution of our applications, including the amount of, and requirement to pay, certain fees associated with purchases required to be facilitated by Apple and Google through our applications, and to interpret their respective terms and conditions in ways that may limit, eliminate or otherwise interfere with our products, our ability to distribute our applications through their stores, our ability to update our applications, including to make bug fixes or other feature updates or upgrades, the features we provide, the manner in which we market our in-app products, our ability to access native functionality or other aspects of mobile devices, and our ability to access information about our users that they collect. To the extent either or both of them do so, our business, financial condition and results of operations could be materially adversely affected.

For example, pursuant to Google’s policy whereby only Google Play’s in-app billing system could be used for transactions in its store, we were mandated to stop the provision of non-native payment options to our users on Android during 2021, which caused disruptions for users and led to a decline in Paying Users. Since announcing this policy in 2020, following industry pushback and country-specific regulations Google has introduced in select markets the option of “user choice billing,” which allows eligible developers to offer users an additional billing system alongside Google Play’s billing system, and in the European Economic Area the option for eligible developers to offer users an alternative to Google Play’s billing system. We are exploring such solutions on a country-by-country basis. However, as these solutions are in their infancy, they may evolve following subsequent regulatory mandates or organically at Google’s behest, and as such we will need to be ready to continuously adapt to such changes. Any deadlines imposed on developers by future iterations of Google’s policy will require prompt and active development, and failure to do so may result in the discontinuation of the provision of alternative billing methods to our users.

Similarly, Apple is experiencing industry pushback and country-specific regulations. In response to a recent antitrust lawsuit, Apple now allows all digital apps in the United States to include a link to the developer’s website to process payments for in-app purchases. Additionally, in the EU, pursuant to the Digital Markets Act, all major app store operators such as Google and Apple will be forced to introduce more country-specific billing policies that allow developers to offer alternative billing methods, and it is expected that other markets may follow suit. Further complicating this landscape, a recent ruling by the United States District Court for the Northern District of California in Epic Games v. Google mandates that Google must open its Android app store to third-party competitors for three years, from November 1, 2024 through November 1, 2027, which will likely foster increased competition and could lead to changes in fee structures and app distribution practices.

Should we choose to explore such policy initiatives for the benefit of our business and our users, we may potentially become subject to highly nuanced, country-specific billing policies and commissions of major app store operators, we may need to devote more resources and time in creating and managing separate app bundles for each country in which we want to offer alternative billing options, which could become burdensome, and/or we could become subject to higher commissions overall. Furthermore, changes to billing options may cause a disruption to the user journey, which could cause a decrease in paying user conversion rates. Alternatively, choosing not to explore such policy initiatives could present a risk of missed opportunity. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

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

Technologies have been developed, and will likely continue to be developed, that can block the display of advertisements on our digital products and services. We may suffer negative consequences, including a material reduction of revenue, with mass adoption of website ad blocking technologies or other technologies that limit the ability to personalize advertisements, including, without limitation, if the price for this advertising inventory declines. We generate substantially all of our revenue from advertising, and ad-blocking technologies may prevent the display of certain advertisements appearing on our platform, which could harm our business, operating results, and financial condition. Existing ad-blocking technologies that have not been effective on our platform may become effective as we make certain platform changes, and new ad-blocking technologies may be developed in the future.

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

Although Zedge Premium’s gross transaction revenue has shown modest growth it is still too early to state with conviction that Zedge Premium will have a materially positive impact on our business. In order to do so, we still need, among other things, to:

●	successfully market the recently-launched web-based offering to both creators and consumers;

●	expand the digital content types we offer to include more types of creators

●	continue to ensure that we build best-of-breed tools for Zedge Premium content creators that, amongst other things, meet their needs and properly address marketing, distribution, monetization, reporting, support, and ease of use;

●	continue to develop a wide array of monetization mechanisms Zedge Premium creators in order to optimize revenue generation;

●	continue evolving exclusive, limited edition digital content functionality that meets the needs of both creators and consumers

●	successfully market Zedge Premium to the creative community and secure their adoption as a must-have in their omnichannel distribution mix;

●	effectively market and convert GuruShots’ players into Zedge Premium artists;

●	establish that Zedge Premium can be valuable to a sufficient number of creators in achieving their marketing and monetization objectives; and

●	continue to offer an excellent and differentiated consumer experience in Zedge Premium, including all end-user facing attributes ranging from the user interface to customer support.

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

In addition, despite our ongoing efforts to prevent violation of our user guidelines, problematic content on our platforms, including but not limited to, low-quality user-generated content, socially unacceptable material, and other violations of our guidelines could affect the quality of our services and offerings and the manner in which they are viewed by our users or potential users. This could harm our reputation and negatively impact user participation of our various platforms.

RISKS RELATED TO FINANCIAL AND ACCOUNTING MATTERS

Our limited operating history makes it difficult to evaluate our business with past results not necessarily being indicative for future operating results and may increase your investment risk.

We have only a limited operating history, especially with respect to Emojipedia and GuruShots, upon which you can evaluate our business and prospects. Although we experienced impressive year-over-year revenue growth of 36% and 107% in fiscal 2022 and 2021 respectively, our growth in fiscal 2020 was moderate and even declined in fiscal 2019. Impacting the growth figures in fiscal 2023 as compared to fiscal 2024 is the inclusion of GuruShots for all of fiscal 2023 as compared to only the final three and a half months of fiscal 2022. We have encountered and will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, like mobile apps, digital marketplaces and gaming, including the need to:

●	accurately forecast our revenue and plan our operating expenses;

●	hire, integrate, and retain key personnel;

●	successfully integrate and realize the benefits of the acquisitions that we have made;

●	develop a scalable technology infrastructure that can efficiently and reliably address increased usage, as well as new features and services;

●	comply with existing and new laws and regulations applicable to our business;

●	anticipate and effectively respond to the global economy and the markets in which we operate;

●	establish and expand our various digital brands;

●	maintain our reputation and build trust with users, artists, advertisers and employees;

●	offer competitive economics to advertisers and users alike;

●	maintain and expand revenue producing initiatives including ad sales, in-app purchases and subscriptions;

●	deliver superior experiences and results for users, artists and advertisers alike;

●	identify, attract, retain and motivate new users and artists; and

●	manage our expanding operations.

If we do not successfully address any or all of these risks, our business, revenues and profitability could be materially adversely affected.

Although we had positive cash flow from operating activities fiscal 2023 and 2024, we had previously incurred, and may once again incur, net losses and experience negative cash flow from operating activities in the future and may not be able to obtain additional capital in a timely manner or on acceptable terms, or at all.

Our net loss in fiscal 2024 was $9.2 million, our net loss in fiscal 2023 was $6.1 million. Our ability to maintain profitability and positive cash flow from operating activities depends on various factors, including but not limited to, the acceptance of our products and services by mobile phone and internet users, the growth and maintenance of our user base, user acquisition spend and associated return, our ability to maintain existing and obtain new advertisers, our ability to grow our revenues, the success of each of our digital brands as measured by their respective key performance indicators, the effectiveness of our new product initiatives, selling and marketing activities as well as control our costs and expenses. We may not be able to sustain profitability or positive cash flow from operating activities, and any such positive cash flow may not be sufficient to satisfy our anticipated capital expenditures and other cash needs. As such, we may not be able to fund our operating expenses and expenditures out of cash flows, which would require us to utilize debt or equity financing which we may not be able to secure or which we may only secure on terms that are not favorable, which may result in significant dilution or voluntary or involuntary dissolution or liquidation proceeding of us and a total loss of your investment.

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

Our effective tax rate for fiscal 2024 was 19.3% compared with 7.0% for fiscal 2023. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense.

Over the last several years, the Organization for Economic Cooperation and Development (the “OECD”) has been working on a Base Erosion and Profits Shifting Project that would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we operate. In this regard, the OECD has proposed policies aiming to modernize global tax systems, including a country-by-country 15% minimum effective tax rate (“Pillar Two”) for multinational companies. Numerous countries have enacted, or are in the process of enacting, legislation to implement the Pillar Two model rules with a subset of the rules becoming effective during our fiscal year ending July 31, 2025, and the remaining rules becoming effective for our fiscal year ending July 31, 2026, or in later periods. At this point in time, we do not expect material tax impacts associated with Pillar Two rules in the countries where we operate for the fiscal year ending July 31, 2025. As these rules continue to evolve with new legislation and guidance, we will continue to monitor and account for the enactment of Pillar Two rules in the countries where we operate, and the potential impacts such rules may have on our effective tax rate and cash flows in future years.

Effective January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, R&D expenses are required to be capitalized and amortized for US tax purposes, which has delayed the deductibility of these expenses and potentially increase the amount of cash taxes we paid during the years ended July 31, 2024 and 2023. In the future, among other things, Congress may consider legislation that would defer the capitalization requirement to later years or eliminate the capitalization requirement, possibly with retroactive effect, and/or the IRS may issue guidance on the currently enacted tax law which differs from our interpretation. It is possible that the enactment of new legislation and/or issuance of IRS guidance could have a material effect on our financial condition, results of operations and cash flows in future periods.

We are exposed to fluctuations in foreign currency exchange rates.

We have significant operations in Europe and Israel that are denominated in foreign currencies, primarily the Norwegian Krone, Euro and Israeli Shekel, subjecting us to foreign currency risk. The strengthening or weakening of the U.S. Dollar versus these currencies impacts the expenses generated in these foreign currencies when converted into the U.S. Dollar. In fiscal 2024 and fiscal 2023, we recorded a loss of $190,000 and a gain of $36,000, respectively, from foreign currency movements relative to the U.S. Dollar. Included in these amounts were losses from hedging activities of $245,000 and gains of $14,000 in fiscal 2024 and fiscal 2023, respectively. While we regularly enter into transactions to hedge portions of our foreign currency exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

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

We may not be capable of growing our business organically or with paid marketing campaigns, attract new players and artists and/or establish cooperation with strategic partners. Our business has experienced periods of rapid growth and expansion that has placed, and continues to place, significant strain on our management and resources. We cannot assure you that these periods will recur or be sustainable. We have also acquired other companies and made asset purchases and integrating those into Zedge has placed and continues to place significant strain on management and resources. We believe that continued growth of our business will depend on our ability to successfully develop and enhance our products and services, cost efficiently attract new artists and individual creators, maintain our relationship with various artists and content partners like Google, Meta and Apple, sustain our high rankings with the leading search engines including Google, capture the changes that are taking place in the industry in a timely fashion grow our user base at a cost effective rate, retain existing users, continue developing innovative technologies in response to user demand, increase brand awareness through marketing and promotional activities, react to changes in market trends, expand into new market segments, attract new advertisers, retain existing advertisers, get users to engage with our digital properties and convert into paying users or subscribers, and take advantage of the growth in the relevant markets. We cannot assure you that we will achieve any or all of the above. In the event that we are not successful in some or all of these areas we may not be able to retain our customers and advertisers.

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

During the past five years, we have experienced a shift in our Zedge App’s regional customer make-up with the portion of our total MAU from emerging markets increasing, and the portion from well-developed markets decreasing. In Q4 of fiscal 2024, our Zedge App’s users in emerging markets declined by 15% while its users in well-developed regions declined 19% when compared to fiscal 2023. India comprised 30% of our MAU as of July 31, 2024. This shift has negatively impacted revenues because well-developed markets command materially higher advertising rates when compared to those in emerging markets. Although we are investing in reversing this trend, we may not be successful in this effort which may result in lower revenues and profitability.

In 2021, Apple released iOS 14 which started requiring users to opt in to share their identifier for advertisers IDFA with app developers. Apple’s IDFA is a unique string of alphanumeric characters assigned to Apple devices which advertisers use to identify app users in order to deliver personalized and targeted advertising. According to Statista, the worldwide opt-in rate enabling app tracking after the release of iOS 14 was less than 25%. As a consequence, the ability of advertisers to accurately target, measure and optimize their advertising campaigns at the user level has become significantly more difficult typically resulting in higher user acquisition costs. Further, other companies upon whom the industry depends to identify potential users such as Google may implement similar changes with respect to its Android operating system. The longer-term impact of these changes on the overall mobile advertising ecosystem, our competitors, our business, and the developers, partners, and advertisers within our community remains uncertain, and depending on how we, our competitors, and the overall mobile advertising ecosystem adjusts, and how our partners, advertisers, and users respond, our business could be seriously harmed. If we are unable to mitigate or respond to these and future developments, and alternative solutions do not become widely adopted by our advertisers, then targeting, measurement, and optimization capabilities will be materially and adversely affected, which would in turn negatively impact our advertising revenue.

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

Maintaining and promoting awareness of our services is important to our ability to attract and retain customers. We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers and have plans to maintain and increase that focus. For example, in 2024 and 2023 our marketing expenses were approximately $6.9 million and $3.2 million, respectively, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. Our business depends on a high degree of app installs from the app stores and website traffic, which is dependent on many factors, including the availability of appealing website content and search engine optimization, affiliate marketing and display advertising, as well as social media and email. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives.

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

User acquisition for our apps depends on a host of items including and especially on paid and organic app marketing initiatives. Effective and profitable user acquisition relies on knowing how to optimize across each acquisition platform, data analysis, creatives, amongst other things. In addition, due to the changing nature of what data the platforms provide to publishers like Zedge may result in elongating testing time windows and increasing testing budgets. Taken together if we are unsuccessful in accounting for all of these items, we may be unable to recover our marketing spend and we may not acquire new customers or our cost to acquire new customers may increase, and our existing customers may reduce the frequency or size of their purchases from us, any of which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our products face competition in all aspects of their business. If our apps fail to compete effectively or if their reputation is damaged, our business, financial condition and results of operations may be materially and adversely affected.

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

In addition to uncertainty about our ability to continue expanding and monetizing internationally, our foreign operations may subject us to additional risks including:

●	difficulties in developing, staffing, traveling to and simultaneously managing foreign operations as a result of distance, language, and cultural differences;

●	tariffs, trade barriers, customs classifications and changes in trade regulations. For example, in 2022 the United States imposed broad-ranging economic sanctions against Russia and Belarus because of Russia’s illegal invasion of the Ukraine;

●	stringent local labor laws and regulations;

●	the uncertainty of enforcement of remedies in foreign jurisdictions;

●	strict and unclear laws around data privacy;

●	longer payment cycles;

●	credit risk and higher levels of payment fraud;

●	profit repatriation restrictions and foreign currency exchange restrictions;

●	political or social unrest, economic instability, repression, or human rights issues;

●	geopolitical events, including natural disasters, acts of war and terrorism;

●	import or export regulations;

●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

●	antitrust and competition regulations;

●	potentially adverse tax developments;

●	seasonal volatility in business activity and local economic conditions;

●	economic uncertainties relating to European sovereign and other debt;

●	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;

●	laws, regulations or rulings that block or limit access to our products;

●	different, uncertain or more stringent user protection, content, data protection, privacy, intellectual property and other laws;

●	risks related to other government regulation, required compliance with local laws or lack of legal precedent; and

●	risks specific to operating in war-torn regions where employees may be mobilized for army service and where damage and/or loss of life may occur when under attack.

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

Conditions in Israel, including the October 7, 2023 attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may adversely affect our operations.

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

On October 7, 2023, Hamas militants and members of other terrorist organizations infiltrated Israel’s southern border from the Gaza Strip and conducted a series of terror attacks on civilian and military targets. Thereafter, Hamas launched extensive rocket attacks on Israeli population and industrial centers located along the Israeli border with the Gaza Strip. Shortly following the attack, Israel’s security cabinet declared war against Hamas and launched an aerial bombardment of various targets within the Gaza Strip. The Israeli government subsequently called for the evacuation of over one million residents of the northern part of the Gaza Strip and initiated ground operations in the Gaza Strip. The intensity and duration of Israel’s current war against Hamas is difficult to predict as are such war’s economic implications on the global economy.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, and as are such war’s economic implications on the Company’s business and operations.

Other terrorist organizations have since joined the hostilities, including Hezbollah in Lebanon, and Palestinian military organizations in the West Bank. In September 2024 Israel initiated a ground invasion of southern Lebanon to rid it of Hezbollah operatives who have been shelling Israel since October 8, 2023. Israeli officials have stated that their aim is to allow tens of thousands of its citizens to return home without the threat of attack by Hezbollah militants.

Furthermore, Iran has fired hundreds of missiles and drones into Israel and Israel has recently responded to that action with attacks on military sites in Iran.

As a result of the Israeli security cabinet’s decision to declare war against Hamas and more recently expand their operations against Hezbollah, several hundred thousand Israeli reservists were drafted to perform immediate military service. Certain of our employees and consultants in Israel have been mobilized for service in the current war against Hamas as of the date of this report, and such persons are expected may be absent for an extended period of time. As a result, our operations, including the development and launch of additional products, may be disrupted by such absences, which may materially and adversely affect our business and results of operations.

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

The State of Israel is currently at war with Hamas and Hezbollah, terrorist organizations that control the Gaza Strip and Lebanon, respectively, and has had various armed conflicts with its neighbors as well as terrorist acts committed within Israel by hostile elements.

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

One of our core values is providing an excellent user experience, which we believe is essential to our success and serves the best, long-term interests of us and our stockholders. Therefore, we have made in the past, and/or may make in the future, significant investments or changes in strategy that we think will benefit our users, even if our decision negatively impacts our operating results in the short term. In addition, our philosophy of prioritizing our users may cause disagreements or negatively impact our relationships with advertisers or other third parties. Our decisions may not result in the long-term benefits that we expect, in which case the success of our business and operating results could be materially harmed.

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

Our service and hosting providers may experience downtime from time to time, which may negatively affect our brand and user perception of the reliability of our service. Any scheduled or unscheduled interruptions in service could result in an immediate, and possibly substantial, loss of revenues. Although we seek to reduce the possibility of disruptions or other outages, our websites and apps may be disrupted by problems relating either to our own technology or third-party technology that is used for them. Our systems may be vulnerable to damage or interruption from telecommunication failures, power loss, computer or hacking attacks or viruses, earthquakes, floods, fires, terrorist attacks and similar events. Parts of our system are not fully redundant or backed up, and our disaster recovery planning may not be sufficient for all eventualities. Despite any precaution we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in the availability of our products. Any interruption in the ability of users to access our websites or apps could reduce our future revenues, harm our future profits, subject us to regulatory scrutiny and lead users to seek alternative internet mobile products. In addition, a hacking attack or another security incident, could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our developers’, creators’, and users’ data or disrupt our ability to provide our platforms or services.

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

We currently incorporate AI into specific existing and planned products, as well as our internal operations. For instance, in fiscal 2023, we launched pAInt, a generative AI wallpaper maker within the Zedge App. Additionally, we have other offerings utilizing AI in soft launch or development and we view this evolving technology as a key driver and focus of new products. While AI offers substantial opportunities, it also carries inherent risks to our business, reputation and financial results.

AI technologies are complex and evolving rapidly. Our competitors may possess greater financial and technological resources, providing them with a competitive edge in attracting, motivating, and retaining top AI professionals. This could pose challenges in building and maintaining our AI capabilities. In addition, market acceptance of AI technologies is uncertain, and we may be unsuccessful in product development efforts which incorporate AI. Our products offerings that use AI could fail to achieve market acceptance, or our competitors may use AI technologies more efficiently than we do.

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

Laws and regulations focused on the development, use, and provision of AI technologies and other digital products and services are proliferating in many jurisdictions around the world. Staying compliant with evolving laws, regulations, and industry standards pertaining to AI may impose significant operational costs and constrain our ability to develop, deploy, or employ AI technologies. Failing to adapt appropriately to this evolving regulatory environment could result in legal liability, regulatory actions, monetary penalties and damage to our brand and reputation.

Intellectual property ownership surrounding AI technologies has not been fully addressed by U.S. courts or other federal or state laws or regulations, Our ongoing development and use of generative AI tools may result in copyright infringement claims, disputes over ownership and licensing, and potential patent infringement claims, among other things. These legal challenges could be costly to defend against, leading to substantial financial obligations and reputational damage. The evolving regulatory environment and uncertain legal precedents in this field further increase our exposure to litigation risks, which could materially affect our business, financial condition, and results of operations.

Further, our use of generative AI in aspects of our platforms may present risks and challenges that could increase as AI solutions become more prevalent. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. These deficiencies and other failures of AI systems could have negative impacts on our users’ experience and subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.

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

In connection with the acquisition of GuruShots, the Company has (i) committed to a retention pool of $4 million in cash to be paid to the founders and employees of GuruShots that will be payable over three years from closing of the acquisition based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to make certain minimum investments in user acquisition for GuruShots in the period covered by the earnout to be contingently paid to the prior owners of GuruShots subject to GuruShots maintaining agreed upon levels of return on ad spend (ROAS). GuruShots’ financial performance during the period from the April 2022 acquisition through July 31, 2024, was materially impacted by a combination of industry specific, macroeconomic, and geopolitical challenges that contributed to negatively impacting ROAS. The conditions for payment of the earnout for the first year following the acquisition were not met and no earnout payment was made or accrued.

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

Zedge acquired GuruShots with the expectation that the transaction will yield growth on a standalone basis. To date this has not been the case. In addition, the acquisition was meant to deliver strategic synergies on a combined basis. Our success in realizing these growth opportunities and strategic synergies, and their associated timing depends, amongst other things, on the successful integration of the respective businesses. Even if we are successful with the integration, there is no guarantee that the strategic synergies that we envisioned will bear fruit.

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

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, artificial intelligence, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, consumer protection, artificial intelligence and machine learning, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us or our subsidiaries of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. U.S. export control laws and regulations also impose requirements and restrictions on exports to certain nations and persons and on our business. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Any new legislation, in the U.S. or abroad, may be difficult to comply with in a timely and comprehensive manner and may expose our business to increased costs. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the U.S. or the EU, or if a court were to disagree with our application of those rules to our solutions, our potential liability for information or content created by third parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.

In addition, the Digital Millennium Copyright Act (the “DMCA”) has provisions that limit, but do not necessarily eliminate, our liability for caching, hosting, listing or linking user-generated materials that infringe copyrights, so long as we comply with the statutory requirements in the DMCA. The Communications Decency Act (the “CDA”) further helps to limit our potential liability for certain content uploaded onto our platform by third parties. For example, Section 230 of the CDA provides immunity from liability for providers of an interactive computer service who publish tortious and otherwise illegal content provided by users of the service. While the immunity provisions of the DMCA and the CDA are well established, there are regular cases seeking to limit the application of such immunity. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, every state has passed a law requiring notification, and at times, the provision of identity theft protection, to users when there is a security breach for personal data. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

In many, but not all, territories outside of the U.S. there are laws similar to the DMCA that exempt us from copyright infringement liability that may arise due to hosting user-uploaded materials. In some countries, particularly in Europe and the Asia-Pacific region, these laws are being readjusted and new, and potentially burdensome, constraints are being imposed onto service providers.

For example, the European Union’s Directive on Copyright in the Digital Single Market (the “DSM Directive”) is in effect and has been implemented by all EU Member States.

The DSM Directive Article 17 removes the shield of the current ‘hosting exemption,’ enshrined in the Electronic Commerce Directive (2000/31/EC) (the “E-Commerce Directive”), and replaces it with a principle of full liability where “online content sharing service providers” (“OCSSPs”) are concerned. This means that OCSSPs will be liable for copyright-protected material uploaded by users and must obtain authorization (i.e., a license) from the relevant rightsholders. However, Article 17 effectively creates a new liability exemption regime for OCSSPs (albeit a more onerous one than is currently provided by the E-Commerce Directive) under which OCSSPs will not be liable for the copyright-protected works that they communicate to the public provided that they cooperate with rightsholders by:

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

Additionally, our increased use of artificial intelligence (AI), including generative AI, in our product offerings presents additional risks. Namely, uncertain legal and regulatory treatment around the provision and use of such technologies, for example in the areas of privacy and intellectual property, may create increased and uncertain litigation exposure, the possibility of regulatory scrutiny, costly compliance requirements and limit or prohibit certain of our product offerings. Compliance with these laws and regulations may be onerous and expensive, and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and the risk of liability. Any such increase in costs or increased risk of liability as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services that use AI technologies less attractive to our users, cause us to change or limit our business practices or affect our financial condition and operating results. Moreover, AI may produce content seen as infringing upon the rights of others, including with respect to copyrights. Additionally, AI may create flawed, biased, harmful, misleading, inaccurate, or unexpected outputs and content, creating risks to our business, partners, and users.

Although we have invested and continue to invest in systems and resources, which are intended to ensure that we are compliant with the requirements of the GDPR, CCPA, DMCA, the DSM Directive and other U.S. and international laws relating to, among other things, materials that infringe on copyrights and contain other objectionable content, our systems may not be sufficient or we may unintentionally err and fail to comply with these laws and regulations which could expose us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices which could materially adversely affect our business and financial results.

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

For example, on July 10, 2023, the European Commission adopted its adequacy decision relating to the new EU-U.S. Data Privacy Framework (“DPF”). This was followed by the UK Government’s approval of the UK extension to the DPF, which is effective as of October 12, 2023. The DPF and UK extension are now lawful means for transferring personal data from the European Economic Area (“EEA”), or the UK to the U.S. (in addition to Standard Contractual Clauses (“SCCs”)). The DPF (and the associated steps that the U.S. Government has taken in connection with the DPF) should improve the ability for personal data to flow from the EEA or UK to the U.S., however the DPF is likely to be subject to challenge and may be invalidated in the future. While this does not present an immediate risk to our business, monitoring and ensuring compliance with shifting data transfer requirements could result in additional costs incurred.

In addition, the EU General Data Protection Regulation 2016/679 (“GDPR”) and the UK General Data Protection Regulation (the “UK GDPR”), incorporating the GDPR into UK law, impose more stringent data protection requirements, provide an enforcement authority which substantially increases compliance costs, and impose large penalties for noncompliance. Such laws and regulations may require companies to implement new privacy and security policies, conduct processing or transfer impact assessments, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, among other things, obtain individuals’ consent to use personal information for certain purposes. In addition, some countries have enacted, or are currently considering, legislation that imposes local storage and processing of data to avoid any form of transfer to a third country, or other restrictions on transfer and disclosure of personal data outside of that country which may impact our compliance obligations, potentially exposing us to liability, and increase the cost and complexity of delivering our products and services.

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

Additionally, alongside California, several other states have also enacted comprehensive consumer data privacy laws that are currently effective or will become effective in the coming years. Moreover, some U.S. states have more specific consumer data privacy requirements, some with onerous notice, consent, and other obligations. These laws generally place limitations on the collection, processing, and use of consumer personal information and create data privacy and protection compliance obligations for businesses covered under the law (the jurisdictional requirements of which may vary). Some of the laws specifically regulate the processing of information from individuals under the age of 18.

Furthermore, all 50 U.S. states, the District of Columbia, and the U.S. territories have enacted breach notification laws which require notification to individuals (and potentially regulators and other parties) in the event of certain data breaches impacting personal information. In addition, there has been a significant increase in putative class action activity under privacy and privacy-related laws, often with claims for statutory damages and demands for changes in business operations.

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

In recent years, the U.S. and European lawmakers, regulators, and plaintiffs’ attorneys have voiced concern about electronic marketing and the use of third-party cookies and similar technology for online behavioral advertising. In the EU, marketing is defined broadly to include any promotional material and the rules specifically on e-marketing are currently set out in the ePrivacy Directive which is expected to be replaced by a new ePrivacy Regulation, which will impose strict opt-in e-marketing rules with limited exceptions for business-to-business communications and significantly increases fining powers to the same levels as the GDPR. Regulation of cookies may result in broader restrictions on our online activities, including efforts to understand followers’ internet usage and promote ourselves to them.

In addition, Lithuania, Israel, and Norway each have unique data privacy regulations that impact how and what we can do with employee data and require local compliance efforts.

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

New laws may impact our business, such as those affecting artificial intelligence, and efforts by lawmakers in various jurisdictions to regulate providers of certain online services which may apply to our business and therefore introduce additional compliance obligations and potential sanctions and penalties for failings in these areas. Monitoring (and, if applicable, complying with) these developments is likely to increase the cost of doing business and any failure to comply with new laws may harm our business and reputation.

The legal and regulatory landscape and industry standards surrounding the use of data and/or artificial intelligence technologies is rapidly evolving and remains uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy or use artificial intelligence technologies. New EU laws related to the use of data, including the EU Regulation on a Single Market for Digital Services (2022/2065) (“DSA”), the EU Regulation (2023/2854) on fair access to and use of data (“EU Data Act”), and the EU Regulation on Artificial Intelligence (“EU AI Act”), may impose additional rules and restrictions on the use of the data in our products. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to fines, penalties, and potential litigation, including class action lawsuits, if we fail to comply with applicable privacy and/or data security laws, regulations, standards, and other requirements. The costs of compliance with and other burdens imposed by evolving data-related laws, regulations, and standards may limit the use and adoption of our products and reduce overall demand.

Similarly, the UK has recently passed the Online Safety Act 2023 (“OSA”). The OSA regulates “user-to-user” services, e.g., services that allow content to be generated by a user and then shared and encountered by other users. The DSA and OSA impose additional obligations on covered service providers and may increase liability for such service providers in relation to content hosted and shared on their services. Our business allows users to create accounts and upload content which can then be accessed/encountered by other users. As such, we will likely incur legal costs in identifying the extent to which obligations under the DSA and OSA may impact our business and there may be ongoing compliance costs associated with these new laws (and any comparable changes in the law in other jurisdictions). Any breaches of these new laws (to the extent they apply) may also lead to penalties and reputational damage.

Furthermore, legislators’ and regulators’ future approach to AI may impact our business. For example, the publication of the White House Blueprint for an AI Bill of Rights signals that operators of AI systems in the U.S. may face significant compliance obligations on a go-forward basis. State laws relating to AI are also proliferating, including significant state AI laws in California and Colorado. Similarly, the EU AI Act entered into force in August 2024. The EU AI Act imposes compliance obligations on providers and users of AI systems and introduces regulatory fines for breaches of such obligations. We currently offer a number of products, services and features that make use of AI, and we are exploring ways in which we can further utilize the technology. The full extent and applicability of potential AI laws and regulations will require monitoring to ensure we remain in compliance and any risks are appropriately mitigated.

RISKS RELATED TO CONTENT AND INTELLECTUAL PROPERTY

If we face intellectual property infringement claims, or are unable to license, acquire or otherwise obtain access to compelling content and services at reasonable cost, or if we do not develop or commission compelling content of our own, the number of users of the Zedge Marketplace may not grow as anticipated, or may decline, or users’ level of engagement with the Zedge Marketplace may decline, all or any of which could materially harm our business and operating results.

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

From time to time, we are subject to claims from owners of technology patents, copyrights, trademarks, trade secrets and content, who assert claims against us. There may also be new laws and regulations that are adopted that change the rules related to the safe harbor for user generated content and ultimately requiring us to pay licensing fees. If a claim of infringement is brought against us that we are not able to successfully and cost-effectively defend, we may be required to pay substantial penalties or other damages and fines, remove relevant content, enter into license agreements that may not be available on commercially reasonable terms or at all or be barred from any of the third-party distribution platforms. Even though the allegations or claims could be baseless, our defense against any of these allegations or claims would be both costly and time-consuming and could significantly divert the efforts and resources of our management and other personnel.

We may not be able to prevent others from unauthorized use of our intellectual property, which could materially harm our business and competitive position.

We regard our trademarks, service marks, patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and patent law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary right. As of July 31, 2023, we have registered, amongst others, the following domain names: www.zedge.net, www.zedge.com, www.emojipedia.com, www.emojipedia.org, and gurushots.com. In addition, we have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India, and Canada, “We Make Phones Personal,” “Zedge, Everything You,” “Tattoo Your Phone,” “Shortz – Chat Stories by Zedge,” and “NFTs Made Easy” in the United States, a stylized “D” logo in the European Union, the United Kingdom, and United States, and Canada, “Emojipedia” in the United States, the European Union, the United Kingdom and Australia, “World Emoji Day” in the United States and United Kingdom, and “GuruShots” in the United States. We have also applied for trademark protection for “pAInt,” and “Zedge pAInt” in the United States, a stylized “D” logo in India, and “GuruShots” in Canada, India, the European Union, and the United Kingdom, and have obtained copyright registrations for the GuruShots mobile and web-based applications, and have obtained a copyright registration for our flagship app, Zedge.

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

We may face challenges in enforcing intellectual property rights in international markets.

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

Any significant system or network disruption or cyberattack could have a material adverse effect on our business prospects and results of operations.

We rely heavily on complex information technology systems and networks to operate our business efficiently. Any significant disruption or cyberattack affecting these systems could have a detrimental impact on our operations and financial performance. Our technological infrastructure includes both internal systems and services managed by third-party providers. This reliance has become increasingly complicated due to ongoing supply chain disruptions exacerbated by geopolitical events, such as conflicts that may further complicate existing supply chain constraints.

All information technology systems and networks face potential vulnerabilities from various sources, including cyberattacks, computer viruses, malicious software, energy blackouts, natural disasters, and telecommunication failures. We securely store sensitive data, and any breach—whether physical or electronic—of the systems housing this information could lead to significant risks, including data piracy or compromise.

Additionally, third-party partners may be granted access to our proprietary information to provide necessary services, which involves a risk of data misappropriation or unauthorized use. A data intrusion into the servers hosting our products could disrupt operations, particularly for those offering online features. The risks associated with such breaches may be heightened by global events, further complicating our cybersecurity posture.

Disruption to our information technology systems, network failures, or security breaches could negatively impact our business continuity, operations, and financial results. These risks are not confined to our internal systems; they also extend to the networks and e-commerce platforms of console providers and online partners. External factors, such as extended remote work arrangements, geopolitical tensions, and internal factors like data migration and system maintenance, further exacerbate these risks.

Our systems and those of our third-party service providers may not always be fully adequate against all vulnerabilities. We lack redundancy for every system, and our disaster recovery planning may not account for all contingencies. As our digital business continues to expand, we will require increasingly robust internal and external technological infrastructure to meet player demands. Failure to adapt and effectively scale this infrastructure may compromise the performance and reliability of our products and negatively impact our business.

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

Furthermore, the exploitation of our systems can adversely affect our products and services. The virtual economies within many of our digital offerings are particularly susceptible to abuse and fraudulent activities. Despite implementing ongoing measures to prevent such issues, activities like the illicit generation and sale of accounts or virtual items can result in loss of revenue, interfere with player enjoyment, and cause reputational harm.

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

The expenses associated with equity-based compensation, including the potential repricing of options, have affected our net income and may reduce our net income in the future, and any additional equity issued under equity-based compensation schemes will dilute the ownership interests of our stockholders. We believe the granting of equity-based compensation is of significant importance to our ability to attract and retain key personnel and employees, consultants and directors, and we will continue to grant equity-based compensation in the future. As a result, our expenses associated with equity-based compensation may increase, which may have an adverse effect on our results of operations and would dilute the ownership interests of our stockholders.

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

Michael Jonas is our controlling stockholder, Executive Chairman, Chairman of our Board of Directors, and, as of October 28, 2024, had voting power over approximately 58.1% of the combined voting power of our outstanding capital stock. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

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

Item 1B. Unresolved Staff Comments.

None.

Item C. Cybersecurity.

Cybersecurity risk management and strategy

Our cybersecurity risk management is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology, the Center for Internet Security Controls, and the International Organization for Standardization. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the aforementioned frameworks and standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We use these frameworks, together with information collected from internal assessments, to develop policies for the use of our information assets (for example, TI business information and information resources such as mobile phones, computers and workstations), access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, by strong Identity and Access Management framework, such as Role Based Access Control, principle of Least Privilege, multi factor authentication as obligatory second factor to our core resources. We also thoroughly improved our endpoint protection by deploying an endpoint detection and response tool. Its core mission is to defend our endpoints and systems against the newest malware, rootkits, spywares and ransomware. We also work with internal stakeholders across the company to integrate foundational cybersecurity principles throughout our organization’s operations, including the employment of multiple layers of cybersecurity defenses, restricted access based on business needs, and integrity of our business information. Throughout the year, we also regularly train our employees on cybersecurity awareness on social engineering attacks, confidential information protection, emerging threats and simulated phishing attacks to improve self-awareness of our employees.

We have standing engagements with incident response experts and external counsel through our cyber insurance. We frequently collaborate with industry experts and cybersecurity practitioners at other companies to exchange intelligence about potential cybersecurity threats, best practices and trends. We also have our own incident response team who is engaged in dealing with security events triggered by our Security Information and Event Management (SIEM) system.

Our cybersecurity risk management extends to risks associated with our use of third-party service providers. For instance, we conduct risk and compliance assessments of third-party service providers by checking on a permanent basis every new vendor that is going to cooperate with the Company. The aim is to verify if vendors due diligence and risks associated with it are within our risk tolerance set by management.

Our cybersecurity risk management is an important part of our comprehensive business continuity program and enterprise risk management. Our global information security team periodically engages with a cross-functional group of subject matter experts and leaders to assess and refine our cybersecurity risk posture and preparedness. For example, we regularly evaluate and update contingency strategies for our business in the event that a portion of our information resources were to be unavailable due to a cybersecurity incident. We practice our response to potential cybersecurity incidents through regular tabletop exercises, threat hunting and red team exercises.

We also verify the resilience of our security posture by regularly conducting vulnerability management programs, where we test on potential vulnerabilities of our systems, endpoints connected to the company perimeter and remediate it to stay free from any software or configuration holes.

Governance of cybersecurity risk management

The board of directors, as a whole, has oversight responsibility for our strategic and operational risks and sets associated risk parameters and tolerance levels. The audit committee assists the board of directors with this responsibility by reviewing and discussing the defined risks, its assessment and proposed mitigation strategies, including cybersecurity risks, with members of management. The audit committee, in turn, periodically reports on its review with the board of directors.

Management is responsible for day-to-day assessment and management of cybersecurity risks and reports regularly to the audit committee.

Zedge’s Cybersecurity risk governance has several components that can help our organization understand and implement cybersecurity governance practices achieve long-term cybersecurity goals beyond the day-to-day information security tasks, align with legal and regulatory compliance, and the direction of the Company through:

●	Developing a mature cybersecurity culture which ensures that all employees understand they are stakeholders in cybersecurity. Employees not only engage with cybersecurity controls but must be proactive in risk mitigation and remediation.

●	Cyber risk assessments which identify cybersecurity business risks and the Company’s cybersecurity gaps and vulnerabilities. Using agreed-upon key performance indicators (KPIs), stakeholders can measure the Company’s cybersecurity capabilities clearly and objectively. This facilitates our ability to audit the effectiveness of future vulnerabilities and remediation activities.

●	An Accountability Framework which measures performance across departments and systems and ensures that those identified as responsible for meeting objectives are aware of the results and work with the cyber risk governance team leader to achieve and enhance them. With consistent feedback and the ability to reference established metrics, we can successfully monitor, review, and enforce cyber risk governance plans. In turn, through these processes, we improve our framework, remediate serious issues, and update organizational cyber risk governance roadmaps accordingly.

Item 2. Properties

Since July 2020, we have not maintained a physical headquarters, but maintain a virtual presence as our headquarters as our corporate staff has been working remotely. We lease a 4,900 square-foot office in Trondheim, Norway, as well as a satellite development center in Vilnius, Lithuania, that accommodate our product, design, monetization, marketing and technology teams. The Trondheim lease is due to expire in March 2027. We lease approximately 2,200 square feet of office space in Tel Aviv, Israel that accommodates members of both the GuruShots and Zedge teams. The Tel Aviv lease is due to expire in October 2026. Our servers are hosted in leased data centers in different geographic locations in the United States. These data centers are owned and maintained by third-party data center providers. The Company believes it has sufficient space to accommodate its employees and operations.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class B Common Stock

Our Class B common stock is quoted on the NYSE American stock exchange under the trading symbol ZDGE. Trading commenced on the NYSE American on June 1, 2016. On October 28, 2024, the last sales price reported on the NYSE American for our Class B common stock was $3.05 per share.

On October 28, 2024, there were 263 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. As of October 28, 2024, all shares of Class A common stock are beneficially owned by Michael Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

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

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2024 and which is incorporated by reference herein.

Recent Sales of Unregistered Securities

None.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Repurchases of Equity Securities

In October 2021, our board of directors authorized a repurchase program of up to 1.5 million shares of our Class B common stock at a maximum aggregate purchase price of $3.0 million (“2021 Share Repurchase Plan”) which was completed on August 28, 2024. On September 9, 2024, our Board approved a new $5 million share buyback program (the “2024 Share Repurchase Plan”). Repurchases under the 2021 Share Repurchase Plan were, and under the 2024 Share Repurchase Plan are to be, made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b-5 trading plans to facilitate repurchases of its shares. The repurchase program does not obligate us to acquire any particular amount of our Class A common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion.

The following table summarizes the share repurchase activity for the fourth quarter fiscal of 2024:

			Total Number of Shares Purchased as	Approximate Dollar Value of Shares that May
	Total Number of	Average Price	Part of Publicly	Yet Be Purchased
Period	Shares Purchased	Paid Per Share(1)	Announced Programs	Under the Program
	(in thousands)		(in thousands)	(in thousands)
May 1, 2024 to May 31, 2024	16	$2.65	16	$1,227
June 1, 2024 to June 30, 2024	77	$2.88	77	$1,007
July 1, 2024 - July 31, 2024	59	$3.72	59	$788
Total	152		152

(1)	The average price paid per share includes any broker commissions.

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

Overview

Zedge, Inc. (“Zedge”) builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, which we refer to as our “Zedge App,” a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper maker, GuruShots, a skill-based photo challenge game, and Emojipedia, the #1 trusted source for ‘all things emoji’. Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce.

We are part of the ‘Creator Economy,’ which Goldman Sachs estimates is worth $250 billion globally.5 According to Linktree, over 200 million individuals identify as creators, people who use their influence, skill, and creativity to amass an audience and monetize it.6 Furthermore, Influencer Marketing Hub reports that out of 2,000 surveyed creators, 44.9% identify as full-time creators,7 and Exploding Topics reports that 10% of influencers earn more than $100,000 per year.8 We view the Creator Economy as an opportunity for Zedge to expand our business, especially as we execute by connecting our gamers with our marketplace.

[5]	https://www.latimes.com/business/story/2024-01-08/creator-influencer-economy-2024-predictions-social-media-stars
[6]	https://linktr.ee/creator-report
[7]	https://influencermarketinghub.com/creator-earnings-benchmark-report
[8]	https://explodingtopics.com/blog/creator-economy-stats#

Our Zedge app (which is named “Zedge Wallpapers” in the App Store) offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of July 31, 2024, our Zedge App had been installed nearly 674 million times since inception and, over the past two fiscal years, has had between 26.1 million and 32.2 million monthly active users (“MAU”), ending with 26.1 million MAU as of July 31, 2024. MAU is a key performance indicator (“KPI”) for our Zedge app that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content for purchase. In turn, our users utilize the content to personalize their phones and express their individuality.

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

The Zedge Marketplace’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly or annual subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of July 31, 2024, we had approximately 669,0000 active subscribers.

In April 2022, we acquired GuruShots Ltd, a recognized category leader focused on gamifying the photography vertical. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 670,000 photographs and casting close to 3.2 billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

GuruShots utilizes a ‘Free-to-Play’ business model and generates revenue through in-app purchases of virtual currency. Players can use this currency to unlock competitions or gain an edge by purchasing resources and participating in additional gameplay. Over the past seven years, the monthly average paying player spend has increased in excess of 9.9% annually to more than $50.9 per player.

In fiscal 2024, we revamped GuruShots’ customer onboarding experience by guiding new players through simplified photo competitions of limited size and duration. The upgrade was designed to enhance the gaming experience for new players by increasing their potential for winning and providing immediate gratification. The new onboarding has shown improvements in engagement, retention, and revenue from new users. In addition, we migrated to a coin-based economy with multiple currencies in order to enable more players to earn and spend their currency on in-game resources.

We market GuruShots to prospective players, primarily via paid user acquisition channels, and utilize a host of creative formats including static and video ads in order to promote the game. Our marketing team invests material resources in analyzing all attributes of a campaign ranging from, among others, the creative assets, offer acquisition channel and platform (i.e., iOS, Android, and web), with the goal of determining whether a specific campaign is likely to yield a profitable customer. When we unearth a successful combination of these variables we scale up until we experience diminishing returns. Ultimately, we believe that the efforts we are making to advance the product coupled with the investment in user acquisition can significantly increase GuruShots’ player base.

Since the start of fiscal 2025 Cost per Install (CPI) have trended down considerably leading us to believe that our efforts are yielding fruit. It’s too early to say with conviction whether this trend is sustainable as we scale user acquisition and whether these users will provide sufficient long-term ROI; however, we believe that these early results are encouraging.

Beyond our commitment to growing both the Zedge App and GuruShots on a standalone basis, we believe that there are many potential synergies that we can capitalize on that exist between the two businesses. Specifically, we plan to enable GuruShots players to become Zedge Premium artists and sell their photos to our audience of 25+ million MAU (as of July 31, 2024) as standard digital images. In addition, we are benefitting from the experience that the GuruShots team possesses in gamifying the Zedge App. We believe that successful gamification can contribute to increasing engagement, retention, and lifetime value, all critical KPIs for our business. Longer term, we believe that there are complementary content verticals that lend themselves to gamification. One example is our hybrid casual title, ‘AI Art Master,’ which has been in soft-launch in the Philippines, Poland, and India, that enables players to create generative AI images and compete in themed-based competitions with these images. Based on analyzing user data and performing extensive user testing, we will determine whether to refine the user experience and scale or cease development of this title.

In August 2021, we acquired Emojipedia Pty Ltd, the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news, as well as World Emoji Day and the annual World Emoji Awards. In July 2024, Emojipedia received approximately 37.6 million monthly page views and has approximately 9.6 million monthly active users as of July 31, 2024 of which approximately 46.7% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Meta, and X, formerly known as Twitter.

We believe that Emojipedia provides growth potential to the Zedge App, and it was immediately accretive to earnings post acquisition in August 2021. In the past year, we have made many changes to Emojipedia including overhauling its backend, redesigning the Emojipedia website, and introducing new entertainment-focused features to the site. We will continue to enhance this offering and are exploring additional new features which use artificial intelligence, some of which will be released before the end of the calendar year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The methods, estimates, interpretations, and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our consolidated financial statements. The SEC considers an entity’s most critical accounting policies to be those policies that are both most important to the portrayal of the entity’s financial condition and results of operations and those that require the entity’s most difficult, subjective, or complex judgments, often as a result of the need to make assumptions and estimates about matters that are inherently uncertain. We believe that the following critical accounting policies reflect the more significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

●	Revenue Recognition

●	Intangible Assets-Net

●	Goodwill

●	Capitalized software and technology development costs

●	Stock-Based Compensation

●	Income Taxes

See Note 1, Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a complete discussion of our significant accounting policies.

Revenue Recognition

We generate revenue from the following sources: (1) Advertising; (2) Paid Subscriptions; (3) Other revenues (primarily from Zedge Premium) from the sale of premium content (i.e., for purchase), and (4) Digital Goods and Services. The substantial majority of our revenue is generated from selling our advertising inventory (“Advertising Revenue”) to advertising networks and advertising exchanges. Our weekly, monthly, yearly and life-time subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from our Zedge App. In Zedge Premium, we receive 30% as a fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium. Sales and other similar taxes are excluded from revenues.

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

Paid Subscription Revenue: Beginning in January 2019 and April 2023, we started offering paid subscription services sold through Google Play and App Store, respectively. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play and App Store process subscription prepayment on Zedge’s behalf, and retain a fee of up to 30%. Subscriptions are nonrefundable after a period of seven days. Paid subscriptions are automatically renewed at expiration unless cancelled by subscribers. While the customer can cancel at any time, he or she will not receive any refund but will remain entitled to receive the ad free service until the end of the subscription period. The duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. The payment terms for subscriptions sold through Google Play is net 30 days after month-end. The payment terms for subscriptions sold through App Store is net 45 days after month-end. We recognize subscription revenue ratably over the subscription periods which range from weekly, monthly, yearly and lifetime with an estimated lifespan of 30 months.

Zedge Premium: Zedge Premium is our marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. Alternatively, the content owner may opt to place some items behind video ad gates, in which case the end user can acquire the content by watching a brief video ad. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits, Google Play or App Store retains a fee of 30% of the purchase price. When a user purchases Zedge Premium content using Zedge credits or watching a rewarded video, the artist or brand receives 70% of the actual revenue after the Google Play or iTunes fee (“Royalty Payment”) and we receive the remaining 30%, which is recognized as revenue.

Digital Goods and Services: GuruShots generates substantially all of its revenues by selling virtual goods (ex. power-ups), in-game resources to its users. GuruShots distributes its game to the end customer through mobile platforms such as Apple’s App Store and Google Play, as well as via the web. Through these platforms, users can download the free-to-play game and can purchase virtual goods which are redeemed in the game to enhance their game-playing experience.

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

Intangible assets are carried at cost, less accumulated amortization, unless a determination has been made that their value has been impaired. Intangible assets are amortized on a straight-line basis over their estimated useful lives of between five to fifteen years. We review identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. We recorded $11.9 million impairment charges in Q2 of our fiscal year ended July 31, 2024.

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

Capitalized Software and Technology Development Costs-Internal-Use Software

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

Amortization of these costs is included in depreciation and amortization in the consolidated statements of operations and comprehensive loss.

Capitalized Software and Technology Development Costs-Software to Be Sold, Leased, or Marketed

We expense research and development costs incurred in the process of software development until technological feasibility has been established for the product. Once technological feasibility has been established, software costs are capitalized until the product is available for general release to customers. Costs incurred from the time that the product is available for general release to customers are expensed as incurred. Costs related to upgrades and enhancements are capitalized only if they result in added functionality or marketability of the original product.

The amortization of these capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s estimated economic life. At each balance sheet date, we compare the unamortized capitalized costs to the net realizable value of that product and write off the amount by which the unamortized capitalized costs of that product exceed its net realizable value.

Amortization of these costs is included in depreciation and amortization in the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

We account for our share-based compensation arrangements in accordance with ASC 718, “Compensation-Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period or the graded vesting method if awards with market or performance conditions include graded vesting features or if an award includes both a service condition and a market or performance condition. Stock-based compensation is included in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. We consider the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, We presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the consolidated financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

We classify interest and penalties on income taxes as a component of income tax expense included in the provision for (benefit from) income taxes line item in our consolidated statements of operations and comprehensive loss.

Trends and Uncertainties

Current Economic Conditions

As a majority of our users and our day-to-day operations including software developments and sales and marketings occurs outside of the United States, we are exposed to and impacted by global macroeconomic factors, U.S. and foreign government policies and foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S., and globally, characterized by the supply chain environment, inflationary pressure, and workforce reductions. We believe these macroeconomic conditions coupled with the global political climate and unrest, including the ongoing Israel-Hamas war, will have a significant impact on advertising spend which accounts for approximately 70% of our revenue in fiscal 2024. In addition, although we currently do not believe inflation in the costs and expenses will have a material impact on our results of operations, it is possible that elevated inflation could increase our direct cost of revenues and/or operating expenses and reduce our gross profit and net income.

The Israel-Hamas War

Given our operations in Israel, the impact of economic, political, geopolitical, and military conditions in the region directly affects us, including conflicts involving missile strikes, infiltrations, and terrorism. Notably, on October 7, 2023, Hamas launched attacks in southern Israel, resulting in casualties and military engagement. In addition, Hezbollah, another terrorist organization based in Lebanon has been indiscriminately shelling Israel since October 8, 2023. The extent and duration of this conflict remain uncertain, potentially involving other groups. Israel’s response led to the mobilization of reservists, affecting our workforce. Prior to this, changes in Israel’s judicial system had already raised concerns about the business environment, compounded by recent events, potentially impacting foreign investment, currency fluctuations, credit ratings, interest rates, and security markets. Furthermore, regional political unrest and threats from extremist groups, notably Iran, pose additional risks. Management and our Board of Directors are closely monitoring the situation in Israel to address potential business disruptions and implications.

Key Performance Indicators

Our results of operations discussion includes disclosure of four key performance indicators - Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU) for our Zedge App and Monthly Active Payers (MAP) and Average Revenue Per Monthly Active Payer (ARMAP) for GuruShots.

Zedge App’s MAU and ARPMAU

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

As of July 31, 2024 MAU declined 15.5% year over year primarily due to attrition in both developed markets and emerging markets. Additionally, we have experienced a continuing shift in the regional customer make-up with MAU in emerging markets (particularly India) representing an increasing portion of our user base. As of July 31, 2024, users in emerging markets represented 78.9% of our MAU compared to 78.0% a year prior. This shift has negatively impacted revenue because advertising rates in emerging markets are materially lower than in well-developed markets.

ARPMAU increased 43.3% for the three months ended July 31, 2023 when compared to the same period a year ago, primarily due to higher advertising rate and higher subscription revenue.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended July 31, 2024 as compared to the same period a year ago:

	Three Months Ended July 31,
(in millions, except percentages and ARPMAU - Zedge App)	2024	2023	% Change
MAU- Zedge App	26.1	30.9	-15.5%
Developed Markets MAU - Zedge App	5.5	6.8	-19.1%
Emerging Markets MAU - Zedge App	20.6	24.1	-14.5%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	78.9%	78.0%	1.2%

ARPMAU - Zedge App	$0.0791	$0.0552	43.3%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended July 31, 2024:

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

The following table shows our MAP and ARPMAP for the three months ended July 31, 2024 as compared to the same period a year ago:

	Three Months Ended July 31,
	2024	2023	% Change
Monthly Active Payers	4,521	6,444	-29.8%
Average Revenue per Monthly Active Payer	$52.5	$50.3	4.4%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended July 31, 2024:

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

Results of Operations

The following table sets forth certain of our consolidated results of operations data for the fiscal year ended July 31, 2024 compared to the fiscal year ended July 31, 2023:

	Fiscal Year Ended
	July 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Revenues	$30,091	$27,241	$2,850	10.5%
Direct cost of revenues	1,859	2,242	(383)	-17.1%
Selling, general and administrative	25,625	21,857	3,768	17.2%
Depreciation and amortization	2,454	3,269	(815)	-24.9%
Impairment of intangible assets	11,958	-	11,958	nm
Impairment of goodwill	-	8,727	(8,727)	nm
Change in fair value of contingent consideration	-	(1,943)	1,943	nm
Loss from operations	(11,805)	(6,911)	(4,894)	70.8%
Interest and other income, net	626	311	315	101.3%
Net (loss) income resulting from foreign exchange transactions	(190)	36	(226)	nm
Income tax benefit	(2,198)	(462)	(1,736)	375.8%
Net loss	$(9,171)	$(6,102)	$(3,069)	50.3%

nm-not meaningful

Comparison of Our Results of Operations for the fiscal years ended July 31, 2024 and 2023

Revenues

The following table sets forth the composition of our revenues for the periods indicated:

	Fiscal Year Ended July 31,
	2024	2023	% Changes
	(in thousands, except percentages)
Zedge Marketplace
Advertising revenue	$21,042	$18,273	15.2%
Paid subscription revenue	4,349	3,488	24.7%
Other revenues	1,225	833	47.1%
Total Zedge Marketplace revenue	26,616	22,594	17.8%
GuruShots
Digital goods and services	3,475	4,647	-25.2%
Total revenue	$30,091	$27,241	10.5%

The following table summarizes our subscription revenue for the periods indicated:

	Fiscal Year Ended July 31,
	2024	2023	% Change
	(in thousands, except revenue per subscriber and percentages)
Subscription Revenue	$4,349	$3,488	24.7%
Active subscriptions net increase (decrease)	22	(45)	nm
Active subscriptions at end of period	669	647	3.4%
Average active subscriptions during the period	654	657	-0.5%
Average monthly revenue per active subscription	$0.55	$0.44	25.0%

nm-not meaningful

The following table presents a reconciliation of subscription billings to the most directly comparable GAAP financial measures for the fiscal years ended July 31, 2024 and 2023. We calculate subscription billings by adding the change in subscription deferred revenue between the start and end of the period to subscription revenue recognized in the same period. Subscription billings is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the growth of the subscription-based portion of our business, which is a critical part of our business plan. The $1.4 million increase in deferred revenue for the 12-month period ended July 31, 2024 was primarily attributable to the life-time subscription offering we introduced in fiscal 2024.

	Fiscal Year Ended July 31,
	2024	2023	% Change
	(in thousands, except percentages)
Subscription Revenue	$4,349	$3,488	24.7%
Changes in subscription deferred revenue	1,356	16	nm
Subscription Billings (Non-GAAP)	$5,705	$3,504	62.8%

nm-not meaningful

The following table summarizes Zedge Premium gross and net revenue for the fiscal years ended July 31, 2024 and 2023.

	Fiscal Year Ended July 31,
	2024	2023	% Changes
	(in thousands, except percentages)
Zedge Premium-gross revenue (“GTV”)	$2,148	$1,544	39.1%
Zedge Premium-net revenue	$1,196	$826	44.8%
Gross margin	56%	53%

For the twelve months ended July 31, 2024, our advertising revenue increased by $2.8 million, or 15.2%, from the prior 12-month period primarily due to the increase in price per advertising impression paid by the advertisers on our platform which was driven by increased competition for our ad inventory.

For the twelve months ended July 31, 2024, our subscription revenue increased by $0.9 million, or 24.7%, from the prior 12-month period primarily due to a new iOS subscription offering we introduced in April 2023 and the lifetime subscriptions for Android we rolled out in August 2023. Both initiatives contributed to the $2.2 million increase in subscription billings for the twelve months ended July 31, 2024, or 62.8%, from the prior year period.

For the twelve months ended July 31, 2024, our other revenue increased by $0.4 million, or 47.1%, from the prior year period. The increase in fiscal 2024 was primarily due to Zedge Premium net revenue growth which increased $0.4 million, or 44.8%, compared to fiscal 2023. Zedge Premium gross margin was 56% in fiscal 2024 compared to 53% in fiscal 2023. We introduced certain AI generative features in our Zedge App in fiscal 2024 which contributed in part to the higher gross margin in fiscal 2024 as we keep 100% of the associated revenue, i.e. no royalty payment owed to the content creators.

For the twelve months ended July 31, 2024, Digital Goods and Services revenue decreased by $1.2 million, or 25.2% from the prior year period primarily due to the 26.3% decrease in GuruShots’ MAPs year over year.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting, content serving and filtering, and data analytic tools, excluding amortization of capitalized software and technology development costs for both internal used software and software to be sold, leased, or marketed.

	Fiscal Year Ended July 31,
	2024	2023	% Change
	(in thousands, except percentages)
Direct cost of revenues	$1,859	$2,242	-17.1%
As a percentage of revenues	6.2%	8.2%

Direct cost of revenues in fiscal 2024 decreased by $0.4 million, or 17.1%, compared to fiscal 2023 primarily due to the revamping of our backend infrastructure as part of the cost reduction initiatives implemented during Q3 fiscal 2023. As a result, direct cost of revenues as percentage of revenue in fiscal 2024 declined to 6.2% from 8.2% in fiscal 2023.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll and benefits, user acquisition costs, stock-based compensation expense (as discussed below), third-party payment processing fee relate to in-app purchases, marketing, consulting, professional fees, software licensing fees, recruiting fees, facilities and public company related expenses.

	Fiscal Year Ended July 31,
	2024	2023	% Change
	(in thousands, except percentages)
Selling, general and administrative	$25,625	$21,857	17.2%
As a percentage of revenues	85.2%	80.2%

SG&A expense in fiscal 2024 increased by $3.8 million, or 17.2%, compared to fiscal 2023. The increase was primarily due to an increase of $3.8 million in user acquisition costs offset by a decrease of $0.4 million in stock-based compensation. We ramped up paid user acquisition for the Zedge App significantly but scaled back paid user acquisition for GuruShots in fiscal 2024 when compared to fiscal 2023. As a percentage of revenue, SG&A expense was 85.2% in fiscal 2024 compared to 80.2% in fiscal 2023.

Our headcount was 99 and 95 as of July 31, 2024 and 2023 respectively. The majority of our employees are based in Lithuania and Israel.

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

The following table summarizes stock-based compensation expense for the fiscal year ended July 31, 2024 and 2023.

	Fiscal Year Ended July 31,
	2024	2023	% Change
	(in thousands, except percentages)
Stock-based compensation expense	$2,141	$2,519	-15.0%

Stock-based compensation expense in fiscal 2024 decreased by $0.4 million, or 15.0%, compared to fiscal 2023. The decrease was primarily attributable to the lower compensation expense related to deferred stock unit (“DSU”) grants with both service and market conditions which are recognized based on the graded vesting method.

Depreciation and amortization. Depreciation and amortization expense consists mainly of amortization of intangible assets related to the GuruShots (prior to the full impairment charge of $11.9 million recorded in Q2 of our fiscal 2024) and Emojipedia acquisitions, capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

	Fiscal Year Ended July 31,
	2024	2023	% Change
	(in thousands, except percentages)
Depreciation and amortization	$2,454	$3,269	-24.9%
As a percentage of revenues	8.2%	12.0%

Depreciation and amortization expense in fiscal 2024 decreased by $0.8 million, or 24.9%, compared to fiscal 2023, primarily due to the $11.9 million impairment charge of intangible assets recorded in Q2 of fiscal 2024 discussed below.

Impairment of intangible assets. We performed an impairment assessment of intangible assets of our GuruShots reporting segment in Q2 of fiscal 2024 and determined that its fair value was approximately $0 and recorded a full impairment charge of $11.9 million, as more fully described in Note 7, Intangible Assets, Net and Goodwill, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Impairment of goodwill. We performed an interim impairment assessment of goodwill during Q3 of fiscal 2023 and determined that the fair value of the GuruShots reporting unit exceeded its carrying value and recorded a $8.7 million goodwill impairment charge in Q3 of fiscal 2023, as more fully described in Note 7, Intangible Assets, Net and Goodwill, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Change in fair value of contingent consideration. During fiscal 2023, we recorded a $1.9 million net benefit related to the change in fair value of our contingent consideration payable (related to the GuruShots acquisition) in addition to the $4.0 million net benefit recorded in fiscal 2022. In effect, we reduced the amount payable from $5.9 million to $0, due to the decrease in the likelihood that certain contingent payment milestones would be achieved.

Interest and other income, net.

	Fiscal Year Ended July 31,
	2024	2023	% Change
	(in thousands, except percentages)
Interest and other income, net	$626	$311	101.3%
As a percentage of revenues	2.1%	1.1%

The increase in interest and other income, net in fiscal 2024 when compared to fiscal 2023 was due primarily to higher interest income earned on our cash and cash equivalents and lower interest expense resulting from the $2 million prepayment of term loan in November 2023, offset by a $50,000 impairment charge related to our investment in a privately held company of which the carrying value was reduced to $0 as of October 30, 2023.

Net (loss) income resulting from foreign exchange transactions. Net (loss) income resulting from foreign exchange transactions is comprised of gains and losses generated from movements in Norwegian Krone (“NOK”) and Euros (“EUR”) relative to the U.S. Dollar, including gains or losses from our currency hedging activities.

	Fiscal Year Ended July 31,
	2024	2023	% Change
	(in thousands, except percentages)
Net (loss) income resulting from foreign exchange transactions	$(190)	$36	nm
As a percentage of revenues	-0.6%	0.1%

nm-not meaningful

In fiscal 2024 and 2023, we incurred loss of $245,000 and gain of $14,000, respectively, from NOK and EUR hedging activities.

We recognized a Mark to Market loss of $51,000 and a Mark to Market gain of $19,000 from NOK and EUR hedging activities, respectively, as of July 31, 2024 and July 31, 2023, as more fully described in Note 4, Derivative Instruments, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Benefit from provision for income taxes. During fiscal 2024 we had a pretax loss of about $11.4 million in respect of which we accrued $2.2 million in income tax benefit, an effective tax rate of 19.3% which is lower than the statutory rate primarily due to the addition of $185,000 in valuation allowances related to certain stock-based compensation and the inclusion for U.S. tax purposes, of foreign earnings partially offset by state taxes and foreign tax differential.

During fiscal 2023, we had a pretax loss of about $6.6 million in respect of which we accrued $0.5 million in income tax benefit, an effective tax rate of 7.0% which is lower than the statutory rate primarily due to the $8.7 million goodwill impairment charge which had an associated $2.8 million in tax basis and the $1.9 million change in fair value of contingent consideration which had no tax basis.

See Note 12, Income Taxes, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for information regarding income taxes.

	Fiscal Year Ended July 31,
	2024	2023	% Change
	(in thousands, except percentages)
Income tax benefit	$(2,198)	$(462)	375.8%
As a percentage of revenues	-7.3%	-1.7%

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge Marketplace and GuruShots segment income (loss) from operations for the period indicated:

	Fiscal Year Ended July 31,		Change
	2024	2023	$	%
	(in thousands, except percentages)
Segment income (loss) from operations:
Zedge Marketplace	$5,667	$6,352	(685)	-10.8%
GuruShots	(17,472)	(13,263)	(4,209)	31.7%
Total loss from operations	$(11,805)	$(6,911)	(4,894)	70.8%

For the twelve months ended July 31, 2024, our income from operations related to Zedge Marketplace decreased by $0.7 million, or 10.8%, from the prior year period. This decrease was primarily driven by an increase in SG&A of $5.2 million, mitigated by an increase in Zedge Marketplace revenue of $4.0 million coupled with a decrease of $0.2 million in our network infrastructure costs and a decrease of $0.3 million in depreciation and amortization expense.

For the twelve months ended July 31, 2024, our loss from operations related to GuruShots increased by $4.0 million, or 30.3%, from the prior year period. This increase was primarily driven by an increase in the acquisition related charges of $5.2 million and a decrease in digital goods and service revenue of $1.2 million, partially offset by a decrease in SG&A of $1.7 million, a decrease of $0.2 million in the network infrastructure costs and a decrease of $0.5 million in depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

General

At July 31, 2024, we had cash and cash equivalents of approximately $20.0 million and working capital (current assets less current liabilities) of $17.7 million. We currently expect that our cash and cash equivalents on hand, and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve months following filing of this annual report on Form 10-K.

The following table presents selected cash flow information for the periods indicated:

	Fiscal Year Ended July 31,
(in thousands)	2024	2023	$ Changes
Cash flows provided by (used in):
Operating activities	$5,850	$3,162	$2,688
Investing activities	(1,194)	(2,422)	1,228
Financing activities	(2,643)	387	(3,030)
Effect of exchange rate changes on cash and cash equivalents	(140)	(87)	(53)
Increase in cash and cash equivalents	$1,873	$1,040	$833

Operating Activities

Our cash flow from operating activities varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities increased $2.9 million to $6.1 million in fiscal 2024 from $3.2 million in fiscal 2023 primarily due to the $1.2 million change in trade accounts payable and accrued expenses and the $1.7 million in the change in deferred revenue.

Changes in Trade Accounts Receivable

Gross trade accounts receivables were $3.4 million and $2.9 million at July 31, 2024 and 2023 respectively. Our cash collections in fiscal 2024 and fiscal 2023 were $29.2 million and $24.8 million, respectively.

Investing Activities

On August 1, 2021, we acquired substantially all of the assets of Emojipedia Pty Ltd for approximately $6.7 million. We made the final payment of about $1.0 million on August 1, 2022.

Cash used in investing activities in the fiscal years ended July 31, 2024 and 2023 also consisted of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

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

At our request, the maximum principal amount of the term loan was reduced to $2 million as of May 11, 2023. On November 15, 2023, the Company voluntarily prepaid the entire principal amount of $2 million in accordance with the terms of the Amended Loan Agreement without incurring any prepayment penalty. As of July 31, 2024 and 2023, there were no availability under the term loan facility.

On October 28, 2024, the revolving credit facility was renewed for another four year term, please see Note 18, Subsequent Events, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

During fiscal 2024, we repurchased 211,495 shares of our Class B Common Stock outstanding for approximately $633,000 pursuant to the 2021 Share Repurchase Plan. During fiscal 2023 we repurchased 752,687 shares of our Class B Common Stock outstanding for approximately $1,579,000 pursuant to the 2021 Share Repurchase Plan. As of July 31, 2024, the Company had remaining authorization of approximately $788,000 for future share repurchases under the 2021 Repurchase Plan which was subsequently completed on August 28, 2024. On September 9, 2024, our Board approved a new $5 million share buyback program please see Note 18, Subsequent Events, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

In fiscal 2024, the Company received proceeds of $2,975 from the exercise of stock options for which the Company issued 2,500 shares of its Class B common stock. In fiscal 2023, we received proceeds of $1,785 from the exercise of stock options for which the Company issued 1,500 shares of its Class B common stock.

In fiscal 2024 and fiscal 2023, we purchased 6,328 shares and 6,310 shares respectively of Class B Stock from certain employees for $13,000 and $17,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

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

In the fiscal year ended July 31, 2024, two customers represented 31% and 9% of our revenue. In the fiscal year ended July 31, 2023, two customers represented 26% and 16% of our revenue. At July 31, 2024, three customers represented 37%, 15% and 10% of our accounts receivable balance and at July 31, 2023, two customers represented 36% and 18% of our accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

In connection with the acquisition of GuruShots, the Company (i) committed to a retention pool of $4 million in cash (in addition to the $4 million portion of the retention pool to be paid in the Company’s Class B common stock) to be paid to the founders and employees of GuruShots payable over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to invest a minimum in user acquisition in the first 24 months following the closing subject to the acquired users generating minimum ROAS thresholds and payment of an earnout if certain growth targets were met.

In the first quarter of fiscal 2024, the Company and the prior owners of GuruShots agreed to withdraw and settle claims related to the purchase agreement pursuant to which the Company purchased the equity of GuruShots, including any dispute about minimum user acquisition spend for GuruShots, any right of the prior owners to an earnout payment and the Company’s claim for indemnification related to alleged misrepresentations in the agreement.

Reportable Segments

Our business consists of two reportable segments.

Recent Accounting Pronouncements

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2024.

Report of Management on Internal Control over Financial Reporting

We, the management of Zedge, Inc. and its subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2024. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective, at the reasonable assurance level, as of July 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Michael Jonas – Executive Chairman

Directors

Michael Jonas, Chairman of the Board

Howard Jonas, Vice Chairman of the Board

Mark Ghermezian

Elliot Gibber

Paul Packer

Gregory Suess

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure.

We make available free of charge through the investor relations page of our website (investor.zedge.net) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our website.

Our website and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

Item 11. Executive Compensation

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Amended and Restated Certificate of Incorporation of Zedge, Inc.
3.02(2)	Second Amended and Restated By-Laws of Zedge, Inc.
4.02(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.01(4)	2016 Stock Option and Incentive Plan, as Amended and Restated
10.02(1)	Transition Services Agreement
10.03(1)	Tax Separation Agreement
10.04(5)	Google Services Agreement between Zedge, Inc. and Google, Inc., dated June 18, 2014
10.05(6)	Marketplace for Premier Publishers Agreement between Zedge, Inc. and MoPub, Inc., dated February 20, 2013
10.06(6)	Zedge Holdings, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated on November 1, 2011
10.07(1)	Form of ISO Stock Option Agreement
10.08(1)	Form of Nonqualified Stock Option Agreement
10.09(1)	Form of Restricted Stock Agreement
10.10*	Amended and Restated Loan and Security Agreement Modification Agreement between Zedge, Inc. and Western Alliance Bank, dated October 28, 2024
21.01*	Subsidiaries of the Registrant
23.01*	Consent of UHY, LLP, Independent Registered Public Accounting Firm
31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.01*	Compensation Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed June 1, 2016.

(2)	Incorporated by reference to Form 10-K, filed October 28, 2019

(3)	Incorporated by reference to Form 10-K/A, filed December 9, 2020.

(4)	Incorporated by reference to the Schedule 14A, filed November 28, 2022.

(5)	Incorporated by reference to Form 10-12G/A, filed April 25, 2016.

(6)	Incorporated by reference to Form 10-12G/A, filed May 20, 2016.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEDGE, INC.

By:	/s/ Jonathan Reich
Jonathan Reich Chief Executive Officer

Date: October 29, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Jonathan Reich	Chief Executive Officer	October 29, 2024
Jonathan Reich	(Principal Executive Officer)

/s/ Yi Tsai	Chief Financial Officer	October 29, 2024
Yi Tsai	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Michael Jonas	Director	October 29, 2024
Michael Jonas

/s/ Howard S. Jonas	Director	October 29, 2024
Howard S. Jonas

/s/ Mark Ghermezian	Director	October 29, 2024
Mark Ghermezian

/s/ Elliot Gibber	Director	October 29, 2024
Elliot Gibber

/s/ Paul Packer	Director	October 29, 2024
Paul Packer

/s/ Gregory Suess	Director	October 29, 2024
Gregory Suess

Zedge, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zedge, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zedge, Inc. (the Company) as of July 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the fiscal years in the two-year period ended July 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Definite-Lived Intangible Assets Impairment – GuruShots Asset Group

As described in Notes 1 and 7 to the consolidated financial statements, the Company identified indicators of impairment with the GuruShots asset group and performed an undiscounted cash flow analysis to determine if the cash flows expected to be generated over the estimated remaining useful life of its primary assets were sufficient to recover the carrying value of the asset group. Based on this analysis, the undiscounted cash flows were not sufficient to recover the carrying value of the asset group. As a result, the Company compared the carrying value of the asset group to its fair value, determined that the fair value of the asset group was approximately zero, and recorded an impairment charge of $11.9 million related to the GuruShots asset group.

The principal considerations for our determination that performing procedures relating to the definite-lived intangible assets impairment is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the intangible assets; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions relating to the fair value measurements. Significant assumptions included projected sales, cost of platform fees, selling and administrative expenses, long-term growth rates, and the weighted average cost of capital.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the fair value measurements; (ii) evaluating the appropriateness of the methodology used; (iii) testing the completeness and accuracy of underlying data; and (iv) evaluating the significant assumptions used by management. Evaluating management’s significant assumptions involved assessing whether the assumptions used by management were reasonable considering (i) the current and past performance of the individual intangible assets; (ii) the consistency of the data and assumptions utilized with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

New York, New York

October 29, 2024

ZEDGE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

July 31,	2024	2023

Assets
Current assets:
Cash and cash equivalents	$19,998	$18,125
Trade accounts receivable	3,406	2,883
Prepaid expenses and other receivables	593	569
Total current assets	23,997	21,577
Property and equipment, net	2,306	2,186
Intangible assets, net	5,369	18,709
Goodwill	1,824	1,961
Deferred tax assets, net	4,344	1,842
Other assets	355	556
Total assets	$38,195	$46,831
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,113	$669
Accrued expenses and other current liabilities	2,969	2,676
Deferred revenues	2,168	2,414
Total current liabilities	6,250	5,759
Term loan, net of deferred financing costs	-	1,985
Deferred revenues--non-current	931	-
Other liabilities	118	223
Total liabilities	7,299	7,967
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at July 31, 2024 and 2023	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 14,866 shares issued and 13,815 shares outstanding at July 31, 2024, and 14,634 shares issued and 13,801 outstanding at July 31, 2023	149	146
Additional paid-in capital	48,263	46,122
Accumulated other comprehensive loss	(1,832)	(1,537)
Accumulated deficit	(13,113)	(3,942)
Treasury stock,1,051 shares at July 31, 2024 and 833 shares at July 31, 2023, at cost	(2,576)	(1,930)
Total stockholders’ equity	30,896	38,864
Total liabilities and stockholders’ equity	$38,195	$46,831

See Accompanying Notes to Consolidated Financial Statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

Year ended July 31,	2024	2023
Revenues	$30,091	$27,241
Costs and expenses:
Direct cost of revenues (exclusive of amortization of capitalized software and technology development costs included below)	1,859	2,242
Selling, general and administrative	25,625	21,857
Depreciation and amortization	2,454	3,269
Impairment of intangible assets	11,958	-
Impairment of goodwill	-	8,727
Change in fair value of contingent consideration	-	(1,943)
Loss from operations	(11,805)	(6,911)
Interest and other income, net	626	311
Net (loss) income resulting from foreign exchange transactions	(190)	36
Loss before income taxes	(11,369)	(6,564)
Income tax benefit	(2,198)	(462)
Net loss	$(9,171)	$(6,102)
Other comprehensive loss:
Foreign currency translation adjustment	(295)	(146)
Total other comprehensive loss	(295)	(146)
Total comprehensive loss	$(9,466)	$(6,248)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic	$(0.65)	$(0.43)
Diluted	$(0.65)	$(0.43)
Weighted-average number of shares used in calculation of income per share:
Basic	14,092	14,096
Diluted	14,092	14,096

See Accompanying Notes to Consolidated Financial Statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2022	525	$5	13,951	$139	$43,609	$(1,391)	$2,160	74	$(334)	$44,188
Exercise of stock options	-	-	1	-	1	-	-	-	-	1
Restricted stock issuance in connection with GuruShots acquisition	-	-	575	6	(6)	-	-	-	-	-
Stock-based compensation	-	-	107	1	2,518	-	-	-	-	2,519
Purchase of treasury stock	-	-	-	-	-	-	-	759	(1,596)	(1,596)
Foreign currency translation adjustment	-	-	-	-	-	(146)	-	-	-	(146)
Net loss	-	-	-	-	-	-	(6,102)	-	-	(6,102)
Balance – July 31, 2023	525	$5	14,634	$146	$46,122	$(1,537)	$(3,942)	833	$(1,930)	$38,864
Exercise of stock options	-	-	2	-	3	-	-	-	-	3
Stock-based compensation	-	-	230	3	2,138	-	-	-	-	2,141
Purchase of treasury stock	-	-	-	-	-	-	-	218	(646)	(646)
Foreign currency translation adjustment	-	-	-	-	-	(295)	-	-	-	(295)
Net loss	-	-	-	-	-	-	(9,171)	-	-	(9,171)
Balance – July 31, 2024	525	$5	14,866	$149	$48,263	$(1,832)	$(13,113)	1,051	$(2,576)	$30,896

See Accompanying Notes to Consolidated Financial Statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended July 31,	2024	2023

Operating activities
Net loss	$(9,171)	$(6,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	56	60
Amortization of intangible assets	1,382	2,316
Amortization of capitalized software and technology development costs	1,016	893
Amortization of deferred financing costs	15	3
Stock-based compensation	2,141	2,519
Impairment charge of intangible assets	11,958	-
Impairment of investment in privately-held company	50	-
Deferred income taxes	(2,502)	(981)
Impairment charge of goodwill	-	8,727
Change in fair value of contingent consideration	-	(1,943)

Change in assets and liabilities:
Trade accounts receivable	(523)	(472)
Prepaid expenses and other current assets	(24)	(173)
Other assets	45	14
Trade accounts payable and accrued expenses	722	(711)
Deferred revenue	685	(988)
Net cash provided by operating activities	5,850	3,162
Investing activities
Final payment for asset acquisitions	-	(962)
Capitalized software and technology development costs	(1,147)	(1,406)
Purchase of property and equipment	(47)	(54)
Net cash used in investing activities	(1,194)	(2,422)
Financing activities
Prepayment of term loan	(2,000)	-
Purchase of treasury stock in connection with share buyback program and stock awards vesting	(646)	(1,596)
Proceeds from exercise of stock options	3	1
Proceeds from term loan	-	2,000
Payment of deferred financing costs	-	(18)
Net cash (used in) provided by financing activities	(2,643)	387
Effect of exchange rate changes on cash and cash equivalents	(140)	(87)
Net increase in cash and cash equivalents	1,873	1,040
Cash and cash equivalents at beginning of period	18,125	17,085
Cash and cash equivalents at end of period	$19,998	$18,125

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$272	$795
Cash payments made for interest expenses	$66	$118

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

The Company is headquartered in New York, New York, and has international office locations in Norway, Lithuania and Israel.

Our fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2024 refers to the fiscal year ended July 31, 2024).

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

Reportable Segments

Effective Q1 of our fiscal 2023, we revised the presentation of segment information to reflect our acquisition of GuruShots (see Note 6, Business Combination and Asset Acquisition, for additional information). As such, we report operating results through two reportable segments: Zedge Marketplace and GuruShots, as further discussed in Note 15, Segment and Geographic Information.

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

Revenue Recognition

We generate revenue from the following sources: (1) Advertising; (2) Paid Subscription; (3) Other revenues including primarily Zedge Premium, the section of our marketplace where we offer premium content (i.e., for purchase), and (4) Digital Goods and Services (from the GuruShots acquisition). The substantial majority of our revenue is generated from selling our advertising inventory (“Advertising Revenue”) to advertising networks and advertising exchanges. Our weekly. monthly, yearly and life-time subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from our Zedge App. In Zedge Premium, we receive 30% as a fee when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium. Sales and other similar taxes are excluded from revenues.

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

Paid Subscription Revenue: Beginning in January 2019 and April 2023, we started offering paid subscription services sold through Google Play and App Store, respectively. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play and App Store process subscription prepayment on Zedge’s behalf, and retain a fee of up to 30%. Subscriptions are nonrefundable after a period of seven days. Paid subscriptions are automatically renewed at expiration unless cancelled by subscribers. While the customer can cancel at any time, he or she will not receive any refund but will remain entitled to receive the ad free service until the end of the subscription period. The duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. The payment terms for subscriptions sold through Google Play is net 30 days after month-end. The payment terms for subscriptions sold through App Store is net 45 days after month-end. We recognize subscription revenue ratably over the subscription periods which range from weekly, monthly, yearly and lifetime with an estimated lifespan of 30 months.

Zedge Premium:

Zedge Premium is our marketplace where artists and brands can market, distribute and sell their digital content to Zedge’s users. The content owner sets the price and the end user can purchase the content by paying for it with Zedge Credits, our closed virtual currency. Alternatively, the content owner may opt to place some items behind video ad gates, in which case the end user can acquire the content by watching a brief video ad. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits, Google Play or App Store retains a fee of 30% of the purchase price. When a user purchases Zedge Premium content using Zedge credits or watching a rewarded video, the artist or brand receives 70% of the actual revenue after the Google Play or iTunes fee (“Royalty Payment”) and we receive the remaining 30%, which is recognized as revenue.

Digital Goods and Services: GuruShots generates substantially all of its revenues by selling virtual goods (ex. power-ups, in-game resources to its users. GuruShots distributes its game to the end customer through mobile platforms such as Apple’s App Store and Google Play, as well as via the web. Through these platforms, users can download the free-to-play game and can purchase virtual goods which are redeemed in the game to enhance their game-playing experience.

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

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents and trade accounts receivable. We hold cash and cash equivalents at several major financial institutions, which may exceed FDIC insured limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While we may be exposed to credit losses due to the nonperformance of the holders of its deposits, we do not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

We routinely assess the financial strength of our customers. As a result, we believe that our accounts receivable credit risk exposure is limited and have not experienced significant write-downs in our accounts receivable balances. In the fiscal year ended July 31, 2024, two customers represented 31% and 9% of our revenue. In the fiscal year ended July 31, 2023, two customers represented 26% and 16% of our revenue. At July 31, 2024, three customers represented 37%, 15% and 10% of our accounts receivable balance and at July 31, 2023, two customers represented 36% and 18% of our accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Direct Cost of Revenues

Direct cost of revenues for the Company consists of fees paid to third parties that provide the Company with internet hosting, content serving and filtering, data analytic tools and marketing automation services. Such costs are charged to expense as incurred.

Property and Equipment, net

Property and equipment is recorded at cost less accumulated depreciation and amortization, and depreciated or amortized on a straight-line basis over its estimated useful lives, which range as follows: capitalized software and technology development costs—3 years; and other—5 years. Other is comprised of furniture and fixtures, office equipment, video conference equipment, computer hardware and computer software. Normal repairs and maintenance are expensed as incurred. Replacement property and equipment is capitalized and the property and equipment accounts are relieved of the items being replaced or disposed of if no longer of value. The related cost and accumulated depreciation of the disposed assets are eliminated and any gain or loss on disposition is included in the results of operations in the year of disposal.

Capitalized Software and Technology Development Costs-Internal-Use Software related to Zedge Marketplace

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

Amortization of these costs is included in depreciation and amortization in the consolidated statements of operations and comprehensive loss.

Capitalized Software and Technology Development Costs-Software to Be Sold, Leased, or Marketed related to GuruShots

We expense research and development costs incurred in the process of software development until technological feasibility has been established for the product. Once technological feasibility has been established, software costs are capitalized until the product is available for general release to customers. Costs incurred from the time that the product is available for general release to customers are expensed as incurred. Costs related to upgrades and enhancements are capitalized only if they result in added functionality or marketability of the original product.

The amortization of these capitalized costs begins when a product is available for general release to customers and is computed on a product-by-product basis at a rate not less than straight-line basis over the product’s estimated economic life. At each balance sheet date, we compare the unamortized capitalized costs to the net realizable value of that product and write off the amount by which the unamortized capitalized costs of that product exceed its net realizable value.

Amortization of these costs is included in depreciation and amortization in the consolidated statements of operations and comprehensive loss.

Intangible Assets, Net

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

We performed an interim impairment test during the second quarter of fiscal 2024 and concluded that the carrying value of the intangible assets of GuruShots reporting unit exceeded its fair value. Accordingly, we recorded a non-cash impairment charge of $11.9 million during the second quarter of fiscal 2024. See Note 7, Intangible, Net and Goodwill, for additional information.

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

Investments

From time to time, when opportunities present themselves, the Company considers strategic investments in privately-held companies. The Company’s sole investment at July 31, 2023, is a simple agreement for future equity (SAFE) in which the Company holds the right to receive equity at some later date and upon certain events. Investments in SAFE’s are carried at cost due to insufficient observable market inputs to determine fair value. The Company adjusts the carrying value of its investments to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on investments, realized and unrealized, are recognized in interest and other income, net in the consolidated statements of operations and comprehensive loss.

The Company periodically evaluates the carrying value of its investments, when events and circumstances indicate that the carrying amount of the investment may not be recovered. The Company estimates the fair value of the investment to assess whether impairment losses shall be recorded using Level 3 inputs. This investment includes the Company’s holding that is not exchange traded and therefore not supported with observable market prices; hence, the Company may determine the fair value by reviewing equity valuation reports, current financial results, long-term plans of the private company, the amount of cash that the privately-held company has on-hand, the ability to obtain additional financing and overall market conditions in which the private company operates or based on the price observed from the most recent completed financing.

During fiscal 2024, we reduced the carrying value of this SAFE investment to $0 and recorded $50,000 loss in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were $9.8 million and $12.2 million in cash equivalents as of July 31, 2024 and 2023, respectively.

Income Taxes

The accompanying consolidated financial statements include provisions for federal, state and foreign income taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. We consider the scheduled reversal of deferred tax assets and liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the consolidated financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the consolidated financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

We classify interest and penalties on income taxes as a component of income tax expense included in the provision for (benefit from) income taxes line item in the accompanying consolidated statements of operations and comprehensive loss.

Contingencies

We accrue for loss contingencies when both (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can reasonably be estimated. When we accrue for loss contingencies and the reasonable estimate of the loss is within a range, we record its best estimate within the range. When no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. We discloses an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred.

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

As disclosed in Note-9 Equity, the rights of holders of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. As such, the Company is not required to break out EPS by class.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Fiscal Year Ended
	July 31,
	2024	2023
Basic weighted-average number of shares	14,092	14,096
Effect of dilutive securities:
Stock options	-	-
Non-vested restricted Class B common stock	-	-
Deferred stock units	-	-
Diluted weighted-average number of shares	14,092	14,096

The following shares were excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	July 31,
	2024	2023
Stock options	861	832
Non-vested restricted Class B common stock	236	400
Deferred stock units	202	237
Shares excluded from the calculation of diluted earnings per share	1,299	1,469

For the fiscal years ended July 31, 2024 and 2023, the diluted loss per share equals basic loss per share because the Company incurred a net loss during these periods and the impact of the assumed exercise of stock options and vesting of restricted stock and deferred stock units (“DSUs”) would have been anti-dilutive.

Stock-Based Compensation

We account for our share-based compensation arrangements in accordance with ASC 718, Compensation-Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period or the graded vesting method if awards with market or performance conditions include graded vesting features, or if an award includes both a service condition and a market or performance condition. Stock-based compensation is included in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss. We account for forfeitures for all awards as they occur.

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

Derivative Instruments – Foreign Exchange Forward Contracts

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, primarily the U.S. Dollar (“USD”)–NOK and USD-EUR exchange rates. The Company’s risk management policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate exposure. Foreign currency derivative activities are subject to the management, direction and control of the executive management. Foreign exchange forward contracts are recognized on the consolidated balance sheets at their fair value in “Prepaid expenses” or “Accrued expenses and other current liabilities”, and changes in fair value are recognized in “Net (loss) income resulting from foreign exchange transactions” in the consolidated statements of operations and comprehensive loss.

Functional Currency

The U.S. Dollar is the Company’s functional currency. The functional currencies for the Company’s subsidiaries that operate outside of the United States are USD for GuruShots, NOK for Zedge Europe AS and EUR for Zedge Lithuania UAB which is a wholly-owned subsidiary of Zedge Europe AS, which are the currencies of the primary economic environments in which they primarily expend cash. The Company translates assets and liabilities denominated in foreign currencies to U.S. Dollars at the exchange rate in effect as of the consolidated financial statement date, and translates accounts from the consolidated statements of operations and comprehensive loss using the weighted average exchange rate for the period. Gains or losses resulting from foreign currency translations are recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses including gains and losses from currency exchange rate changes related to intercompany receivables and payables are reported in “Net (loss) income resulting from foreign exchange transactions” in the accompanying consolidated statements of operations and comprehensive loss.

Allowance for Credit Losses

The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Bad debts are written-off upon final determination that the trade accounts will not be collected. There were no allowances for credit losses as of July 31, 2024 and 2023.

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

Recent Accounting Pronouncements

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

We reviewed all other accounting pronouncements issued during fiscal 2024 and concluded that they were not applicable to the Company

Note 2—Revenue

Disaggregation of Revenue

The following table summarizes revenue by type of monetization for the Zedge Marketplace and GuruShots for the periods presented:

	Fiscal Years Ended July 31,
	2024	2023
Zedge Marketplace
Advertising revenue	$21,042	$18,273
Paid subscription revenue	4,349	3,488
Other revenues	1,225	833
Total Zedge Marketplace revenue	26,616	22,594
GuruShots
Digital goods and services	3,475	4,647
Total revenue	$30,091	$27,241

Contract Balances

Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of July 31, 2024, the Company’s deferred revenue balance related to subscriptions was approximately $2.9 million, representing approximately 669,000 active subscribers, including approximately 210,000 lifetime subscriptions that we rolled out in August 2023. As of July 31, 2023, the Company’s deferred revenue balance related to subscriptions was approximately $1.5 million, representing approximately 638,000 active subscribers. As of July 31, 2022, the Company’s deferred revenue balance related to subscriptions was approximately $1.5 million, representing approximately 692,000 active subscribers.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users redeem Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of July 31, 2024, 2023 and 2022, the Company’s deferred revenue balance related to Zedge Premium was approximately $251,000, $255,000 and $259,000, respectively.

On April 1, 2022, the Company received a one-time integration bonus for set up activities of $2 million from AppLovin Corporation for migrating to their mediation platform. This amount is being amortized over an estimated service period of 24 months. As of July 31, 2024 and 2023, the Company’s deferred revenue balance related to this integration bonus was $0 and $667,000, respectively.

The amount of deferred revenue recognized in fiscal 2024 that was included in the deferred revenue balance at July 31, 2023 was $2.1 million.

Unsatisfied Performance Obligations

Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of 30 months or less.

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

Note 3—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total

July 31, 2024
Liabilities:
Foreign exchange forward contracts	$-	$51	$-	$51

July 31, 2023
Assets:
Foreign exchange forward contracts	$-	$19	$-	$19

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

The following table provides a rollforward of the contingent consideration related to business acquisition discussed in Note 6, Business Combinations and Assets Acquisition (in thousands):

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

Fair Value of Other Financial Instruments

Fair value of the outstanding foreign exchange forward contracts are marked to market at the end of each measurement dates.

The Company’s other financial instruments at July 31, 2024 and 2023 included trade accounts receivable and trade accounts payable. The carrying amounts of the trade accounts receivable and trade accounts payable approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the USD to NOK and USD to EUR exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 16 Revolving Credit Facility). The Company does not apply hedge accounting to these contracts because these are not qualified as hedging accounting pursuant to ASC 815; therefore the changes in fair value are recorded in the consolidated statements of operations and comprehensive loss. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at July 31, 2024 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Aug-24	225,000	2,354,450
Sep-24	225,000	2,353,262
Oct-24	225,000	2,352,197
Nov-24	225,000	2,349,801
Total	900,000	9,409,710

Settlement Date	U.S. Dollar Amount	EUR Amount
Aug-24	250,000	227,337
Sep-24	250,000	227,019
Oct-24	250,000	226,679
Nov-24	250,000	226,296
Total	1,000,000	907,331

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows (in thousands):

July 31,		2024	2023
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Other current assets	$-	$19
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$51	$-

The effects of derivative instruments on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

		Fiscal Year Ended July 31,
Amount of Loss (Income) Recognized on Derivatives		2024	2023
Derivatives not designated or not qualifying as hedging instruments	Location of loss (income) recognized on derivatives
Foreign exchange forward contracts	Net loss (income) resulting from foreign exchange transactions	$(245)	$14

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

July 31,	2024	2023
Capitalized software and technology development costs	$10,588	$9,518
Other	553	457
	11,141	9,975
Less accumulated depreciation and amortization	(8,835)	(7,789)
Total	$2,306	$2,186

Depreciation and amortization expense pertaining to property and equipment was approximately $1,074,000 and $958,000 for the fiscal years ended July 31, 2024 and 2023, respectively.

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

Under the SPA, the Company agreed to make certain minimum investments in user acquisition for GuruShots during the period covered by the Earnout, subject to, among other conditions, the acquired users generating minimum levels of Return On Ad Spend (“ROAS”) as set forth in the SPA. The Company was prepared to make the minimum investment, however, GuruShots was unable to achieve those minimum ROAS target conditions. GuruShots’ financial performance during the period from the April 2022 acquisition through July 31, 2023, was materially impacted by a combination of industry specific, macroeconomic, and geopolitical challenges that contributed to negatively impacting ROAS. The conditions for payment of the Earnout for the first year following the acquisition were not met and no Earnout payment was made. One of the prior owners of GuruShots objected to that determination.

The parties to the SPA made various representations, warranties and covenants subject to the qualifications and limitations agreed by the respective parties in the SPA. On September 26, 2023, the Company noticed a claim for indemnification regarding material inaccuracies in certain of those representations and warranties.

In the first quarter of fiscal 2024, the Company and the prior owners of GuruShots agreed to withdraw and settle claims related to the purchase agreement pursuant to which the Company purchased the equity of GuruShots, including any dispute about minimum user acquisition spend for GuruShots, any right of the prior owners to an earnout payment and the Company’s claim for indemnification related to alleged misrepresentations in the agreement.

In addition to the cash payment at closing and the contingent Earnout, the Company has committed to a retention pool of $4 million in cash and 626,242 shares of the Company Class B common stock with a grant date fair value of $4 million for GuruShots’ founders and employees that will be payable or vest, as applicable, over three years from April 1, 2022, based on the beneficiaries thereof remaining employed by the Company or a subsidiary. In fiscal 2024 and 2023, 182,565 shares and 205,618 shares were vested with a fair value of $446,000 and $397,000, respectively. See Note 13, Stock-Based Compensation, for additional information. In fiscal 2024 and 2023, we paid $1.3 million and $1.1 million in cash retention bonuses, respectively. The aggregated cash retention bonus payments are expected to be $500,000 lower than the initial cash bonus pool due to termination of employment of eligible employees. The cash purchase price and the earnout have been allocated to GuruShots’ tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values. The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as the Company obtains additional information for those estimates during the measurement period. The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill which was $8.9 million at closing.

The Company recorded a measurement period adjustment of $180,000 in the three months period ended July 31, 2022 which reduced the goodwill balance from $8.9 million to $8.7 million. The Company wrote off the remaining goodwill balance and recorded a loss on goodwill impairment of $8.7 million in the in the third quarter of fiscal 2023 as discussed below in Note 7, Intangible Assets, Net and Goodwill. Of the 8.7 million of goodwill impairment loss recorded, $2.8 million is deductible for tax purposes.

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

The Company amortizes its intangible assets assuming no residual value over periods in which the economic benefit of these assets is consumed. As of January 31, 2024, the Company wrote off the remaining carrying value of the intangible assets and recorded impairment charge of $11.9 million as discussed below in Note 7, Intangible Assets, Net and Goodwill.

The cash consideration paid included $2.7 million deposited with the escrow agent that is available to satisfy for post-closing indemnification claims made within 18 months of the acquisition date. There were no claims made against the escrow account which was released in its entirety on November 15, 2023.

We incurred approximately $860,000 in acquisition-related transaction costs in connection with the GuruShots transaction which were not included as a component of consideration transferred but were expensed as incurred in fiscal 2022.

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

The following table presents the detail of intangible assets, net as of July 31, 2024 and 2023 (in thousands):

	July 31, 2024				July 31, 2023
	Gross Carrying Value	Accumulated Amortization	Allocation of Impairment Loss	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Emojipedia.org and other internet domains acquired	$6,711	$1,342	$-	$5,369	$6,711	$894	$5,817
Acquired developed technology	3,950	1,422	2,528	-	3,950	1,028	2,922
Customer relationships	7,800	1,403	6,397	-	7,800	1,013	6,787
Trade names	3,570	537	3,033	-	3,570	387	3,183
Total intangible assets	$22,031	$4,704	$11,958	$5,369	$22,031	$3,322	$18,709

Amortization expense of intangible assets for the fiscal years ended July 31, 2024 and 2023 were approximately $1.4 million and $2.3 million, respectively.

Estimated future amortization expense as of July 31, 2024 is as follows (in thousands):

Fiscal 2025	$447
Fiscal 2026	447
Fiscal 2027	447
Fiscal 2028	447
Thereafter	3,581
Total	$5,369

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

Interim Impairment Assessment

The Company performs its annual goodwill impairment tests on the first day of its fiscal 4th quarter in accordance with ASC 350-20 In light of a significant and sustained decline in the Company’s Class B common stock price, circumstances became evident that a possible goodwill impairment existed since the last annual impairment test on May 1, 2022. The Company performed an interim impairment test during the third quarter of fiscal 2023 and concluded that the carrying value of the GuruShots reporting unit exceeded its fair value. Accordingly, the Company recorded a non-cash goodwill impairment charge of $8.7 million in that quarter.

The Company’s goodwill related to acquisitions is carried on the balance sheet of Zedge Europe AS and GuruShots Ltd. The table below reconciles the change in the carrying amount of goodwill for the period from July 31, 2022 to July 31, 2024:

(in thousands)	Carrying Amounts

Balance as of July 31, 2022	$10,788
Goodwill impairment charge	(8,727)
Impact of currency translation	(100)
Balance as of July 31, 2023	$1,961
Impact of currency translation	(137)
Balance as of July 31, 2024	$1,824

The total accumulated impairment loss of the Company’s goodwill as of July 31, 2024 was $8.7 million. There were no accumulated impairment losses prior to the fiscal year ended July 31, 2022.

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 31,	July 31,
	2024	2023

Accrued payroll and bonuses	$1,416	$1,310
Accrued vacation	690	593
Accrued payroll taxes	59	63
Due to artists	242	226
Accrued expenses	301	301
Operating lease liability-current portion	85	124
Derivative liability for foreign exchange contracts	51	-
Accrued income taxes payable	123	51
Due to related party - IDT	2	8
Total accrued expenses and other current liabilities	$2,969	$2,676

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

Note 10—Commitments and Contingencies

Commitments

In connection with the acquisition of GuruShots, the Company (i) committed to a retention pool of $4 million in cash (in addition to the $4 million portion of the retention pool to be paid in the Company’s Class B common stock discussed in Note 13-Stock-Based Compensation) to be paid to the founders and employees of GuruShots payable over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to invest a minimum in user acquisition in the first 24 months following the closing subject to the acquired users generating minimum ROAS thresholds and payment of an earnout if certain growth targets were met.

In the first quarter of fiscal 2024, the Company and the prior owners of GuruShots agreed to withdraw and settle claims related to the purchase agreement pursuant to which the Company purchased the equity of GuruShots, including any dispute about minimum user acquisition spend for GuruShots, any right of the prior owners to an earnout payment and the Company’s claim for indemnification related to alleged misrepresentations in the agreement.

Legal Proceedings

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 11—Operating Leases

The Company has operating leases primarily for office space located in Trondheim, Norway and Tel Aviv, Israel, as well as a short-term lease in Vilnius, Lithuania. Operating lease right-of-use assets recorded and included in other assets were approximately $214,000 and $360,000 at July 31, 2024 and 2023, respectively.

The following table presents the lease-related assets and liabilities for leases recorded on the consolidated balance sheets (in thousands) as of July 31, 2024 and 2023:

	As of July 31,
Operating leases:	2024	2023
Other assets	$214	$360

Accrued expenses and other current liabilities	$85	$124
Other liabilities	118	223
Total operating lease liabilities	$203	$347

The following table includes the components of our occupancy costs in our consolidated statements of operations and comprehensive loss:

	Years ended July 31,
(in thousands)	2024	2023
Operating lease cost (1)	$140	$139
Short-term lease cost	$43	$41
Variable lease cost (2)	$96	$89

(1)	Operating lease costs include costs associated with fixed lease payments and index-based variable payments that qualified for lease accounting under ASC 842, Leases and complied with the practical expedients and exceptions we elected.

(2)	Variable lease costs include costs that were not fixed at the lease commencement date and are not dependent on an index or rate. These costs were not included in the measurement of lease liabilities and primarily include variable non-lease costs, such as utilities, real estate taxes, insurance and maintenance, as well as lease costs for those leases that qualified for the short-term lease exception.

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of July 31, 2024 and 2023:

	As of July 31,
	2024	2023
Weighted average remaining lease term:
Operating leases	2.55 years	3.23 years
Weighted average discount rate:
Operating leases	3.77%	5.29%

Future minimum lease payments under non-cancellable leases at July 31, 2024 are as follows (in thousands):

Years ending July 31,	Operating Leases
2025	$81
2026	91
2027	54
Total future minimum lease payments	226
Less imputed interest	10
Total	$216

As of July 31, 2024, the Company did not have any leases that have not yet commenced that create significant rights and obligations.

Note 12—Income Taxes

The components of (loss) income before income taxes are as follows (in thousands):

Fiscal year ended July 31,	2024	2023
Domestic	$(11,779)	$(6,724)
Foreign	410	160
Loss before income taxes	$(11,369)	$(6,564)

Benefit from (provision for) income taxes consisted of the following (in thousands):

Fiscal year ended July 31,	2024	2023
Current:
Foreign	$154	$90
Federal	124	413
State	26	16
Total current expense	304	519
Deferred:
Foreign	-	-
Federal	(2,337)	(1,004)
State	(165)	23
Total deferred expense	(2,502)	(981)
Benefit from income taxes	$(2,198)	$(462)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows (in thousands):

Fiscal year ended July 31,	2024	2023
U.S federal income tax at statutory rate	$(2,387)	$(1,378)
State tax (net of federal benefit)	(146)	36
Change in valuation allowance	185	(55)
Foreign tax rate differential	(19)	(18)
Change in fair value of contingent consideration and goodwill impairment	-	832
Stock-based compensation	57	306
Other	112	(185)
Benefit from income taxes	$(2,198)	$(462)

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

Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows (in thousands):

July 31,	2024	2023
Deferred tax assets:
Depreciation and amortization	$3,561	$882
Net operating loss carryforwards (Foreign)	1,840	1,840
Net operating loss carryforwards (State)	52	6
Reserves and accruals	179	162
Stock-based compensation	523	483
Others	214	309
Total deferred tax assets	6,369	3,682
Less valuation allowance	(2,025)	(1,840)
Net deferred tax assets	$4,344	$1,842

At July 31, 2024 and 2023, the Company had available U.S. state net operating loss (“NOL”) carryforwards from domestic operations of approximately $0 and $741,000, respectively, to offset future taxable income. The state NOL carryforwards will begin to expire in 2038. At July 31, 2024 and 2023, the Company has approximately $8.0 millions of Foreign NOLs (Israel) which is available to offset Israel’s future taxable income without time limit.

The change in the valuation allowance is as follows (in thousands):

Fiscal year ended July 31, (in thousand)	Balance at beginning of year	Additions related to stock-based compensation	Deductions	Balance at end of year
2024
Reserves deducted from deferred income taxes, net:
Valuation allowance	$1,840	$185	$-	$2,025
2023
Reserves deducted from deferred income taxes, net:
Valuation allowance	$1,895	$-	$(55)	$1,840

At July 31, 2024 and 2023, the Company did not have any unrecognized tax benefits and does not anticipate any significant changes to the unrecognized tax benefits within twelve months of this reporting date. In the fiscal years ended July 31, 2024 and 2023, the Company recorded $4,500 in interest and penalties on income taxes. At July 31, 2024 and 2023, there was no accrued interest included in income taxes payable.

The Company currently remains subject to examinations of its U.S. federal, state, and foreign tax returns generally for fiscal years 2019 through 2023.

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

At July 31, 2024, there were 346,000 shares of Class B common stock available for awards under the 2016 Incentive Plan before accounting for the remaining 170,000 contingently issuable shares related to the DSUs with both service and market conditions discussed below.

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

The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected term of options or awards, a risk-free interest rate and dividend yield. The Company recognizes stock-based compensation using the straight-line method over the vesting period or the graded vesting method if awards with market or performance conditions include graded vesting features, or if an award includes both a service condition and a market or performance condition.

In fiscal 2024 and fiscal 2023, the Company recognized stock-based compensation for its employees and non-employees as follows (in thousands):

	Fiscal Year Ended July 31,
	2024	2023
Stock-based compensation expense	$2,141	$2,519

As of July 31, 2024, the Company’s unrecognized stock-based compensation expense was $185,000 for unvested stock options, $48,000 for unvested DSUs and $1.1 million for unvested restricted stock including $769,000 related to the portion of retention bonus to be paid in the Company’s Class B common stock in connection with the GuruShots acquisition.

In fiscal 2024 and fiscal 2023, restricted stock and DSUs awards with respect to 246,000 shares and 267,000 shares vested. In connection with this vesting, the Company purchased 6,328 shares and 6,310 shares respectively of Class B Stock from certain employees for $13,000 and $17,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

In the fiscal years ended July 31, 2024 and 2023 there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

Stock Options

The Company’s option awards generally have a term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant and are pursuant to individual written agreements. Grants generally vest over a three-year or four -year period.

In fiscal years 2024 and 2023, the Compensation Committee approved grants of options to purchase 18,000 and 58,000 shares, respectively, of the Company’s Class B common stock to various executives, consultants and employees, vesting mostly over a three-year or four-year period. Unrecognized compensation expense related to these awards granted in fiscal 2024 and 2023 were $32,000 and $104,000 respectively based on the estimated fair value of the options on the grant dates.

In fiscal 2024, the Company received proceeds of $2,975 from the exercise of stock options for which the Company issued 2,500 shares of its Class B common stock. In fiscal 2023, the Company received proceeds of $1,785 from the exercise of stock options for which the Company issued 1,500 shares of its Class B common stock.

The Company cancelled or forfeited options grants of 5,200 shares and 57,000 shares in fiscal 2024 and fiscal 2023 respectively primarily due to employee resignations.

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

The Company used the following weighted average assumptions in its BSM pricing model:

Fiscal year ended July 31,	2024	2023
Expected term	6.0 years	6.0 years
Volatility	87.7%	90.0%
Risk free interest rate	4.1%	3.9%
Dividends	—	—

The following represents option activity for the fiscal years ended July 31, 2024 and 2023, including options granted prior to our separation from our former parent in a spin-off on June 1, 2016 and options granted under the 2016 Incentive Plan adopted on June 2, 2016:

	Stock Options		Weighted-Average	Aggregte
	Number of Options	Weighted-Average	Remaining Contractual	Intrinsic Value
	(in thousands)	Exercise Price	Term (in years)	(in thousands)
Outstanding at July 31, 2022	857	$2.76	5.88	$763
Granted	58	2.35
Exercised	(2)	1.19
Cancelled / forfeited	(57)	7.83
Outstanding at July 31, 2023	856	$1.79	4.98	$346
Granted	18	2.45
Exercised	(2)	1.19
Cancelled / forfeited	(5)	1.96
Outstanding at July 31, 2024	867	$1.81	4.07	$1,597
Exercisable at July 31, 2024	786	$1.75	3.62	$1,493

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the periods indicated:

July 31,	2024	2023
(in thousands except per share amounts)
Weighted average grant date fair value of options granted	$1.84	$1.78
Intrinsic value of options exercised	$2	$2
Fair value of awards vested	$143	$215

At July 31, 2024, there was approximately $185,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.9 years.

At July 31, 2023, there was approximately $321,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a period of 2.4 years.

Restricted Stock

In fiscal 2023 and in connection with the GuruShots acquisition, the Company issued 626,242 shares of the Company’s Class B common stock with a grant date fair value of $4 million to the founders and employees as a retention bonus pool which is managed by a trustee based in Israel. These shares shall vest, in equal tranches, over three years assuming that the recipients remain employed by the Company or a subsidiary through the vesting dates. In fiscal 2024 and 2023, the Company has amortized $1.2 million and $1.3 million in stock-based compensation expenses related to these shares. In fiscal 2024, 6,262 shares were forfeited due to resignations. In fiscal 2023, 51,143 shares were forfeited due to resignations.

At July 31, 2024, there were 297,000 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2024, there was $1.1 million of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 1.2 years.

At July 31, 2023, there were 400,000 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2023, there was $2.0 million of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 1.6 years.

In fiscal 2024 and fiscal 2023, 213,000 and 237,000, previously restricted shares vested, respectively. There were no shares repurchased in connection with tax withholdings related to these vesting events.

The following represents restricted shares activity for the fiscal years ended July 31, 2024 and 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock award as of July 31, 2022	688,441	6.15
Granted	-	-
Vested	(236,953)	6.04
Forfeited	(51,143)	6.39
Non-vested stock award as of July 31, 2023	400,345	$6.19
Granted	116,208	3.27
Vested	(213,520)	6.01
Forfeited	(6,262)	6.39
Non-vested stock award as of July 31, 2024	296,771	$5.17

Deferred Stock Units

On September 7, 2021, the Company granted a total of 291,320 DSUs to 64 of its employees and consultants. Each DSU represents the right to receive one share of the Company’s Class B common stock.

30% of the DSU’s (or 87,396) had service vesting conditions only, with a vesting schedule of 25% on September 7, 2022, 33% on September 7, 2023, and the remaining 42% on September 7, 2024. Vesting of the remaining 70% of the DSUs (or 203,924) is subject to continued service as well as a market condition. These DSUs will vest if the grantee remains in service to the Company and only if the aggregate market capitalization of the Company’s equity securities has reached or exceeded $451 million for five consecutive trading days between the grant date and the vest date. Subject to satisfaction of both of those conditions, these DSU’s with both service and market conditions have a vesting schedule of 25% September 7, 2022, up to 58% (the 25% eligible to vest in 2022 and an additional 33%) on September 7, 2023, and up to 100% on September 7, 2024. In the event the market capitalization condition has not been met prior to a vesting date, but is met by a subsequent vesting date, all DSUs with a market condition eligible for vesting prior to that date shall vest. In the event that the market capitalization condition has not been met by September 7, 2024, the DSUs with a market condition shall expire. See Note 18, Subsequent Events.

In fiscal 2024, the Company purchased 6,328 shares of Class B Common Stock from various employees for $13,000 to satisfy tax withholding obligations in connection with the vesting of DSUs. In fiscal 2023, the Company purchased 6,310 shares of Class B Common Stock from various employees for $17,000 to satisfy tax withholding obligations in connection with the vesting of DSUs.

The following represents DSU activity for the fiscal years ended July 31, 2024 and 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested DSU award as of July 31, 2022	282,600	$9.00
Granted	2,000	2.21
Vested	(29,820)	10.40
Forfeited	(16,175)	8.32
Non-vested DSU award as of July 31, 2023	238,605	$8.81
Granted	-	-
Vested	(32,966)	11.55
Forfeited	(3,601)	8.98
Non-vested DSU award as of July 31, 2024	202,038	$8.36

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

At July 31, 2023, there were 202,038 non-vested DSUs and the unrecognized compensation expense related to unvested DSUs was an aggregate of $48,000 which is expected to be recognized over a weighted-average period of 0.3 year.

Note 14—Related Party Transactions

On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent publicly-held company. Following the Spin-Off, IDT charges the Company for services it provides, and the Company charges IDT for services it provides, pursuant to a Transition Services Agreement (“TSA”).

In fiscal 2024 and 2023, the Company was charged by IDT a total of $125,000 and $125,000, respectively, for legal services. In addition, the Company charged IDT approximately $81,000 and $81,000, respectively, for consulting services provided to IDT by a Zedge employee.  As of July 31, 2024 and 2023, the Company owed IDT $2,000 and $8,000 respectively.

The activities between the Company and IDT were as follows (in thousands):

Fiscal years ended July 31,	2024	2023
Balance at beginning of year	$8	$1
Legal services provided by IDT	125	125
Consulting services provided to IDT	(81)	(81)
Cash payments made to IDT	(50)	(37)
Due to IDT*	$2	$8

*	Due to IDT is included in accrued expenses and other current liabilities

On June 19, 2024, the Company signed a revenue sharing agreement with National Retail Services, Inc. (“NRS”), a wholly owned subsidiaries of IDT, whereby the Zedge group of companies (Zedge, Emojipedia and GuruShots) will provide a selection of their digital content for display on NRS’s screens and share in the revenue generated from the resulting advertisements.

In fiscal 2024 the Company’s revenue generated in accordance to the NRS revenue sharing agreement was $28,000. As of July 31, 2024, the Company was owed $19,000 from NRS which is included in prepaid expenses and other receivables.

The Company is party to a consulting agreement with Activist Artist Management, LLC (“Activist”), which assists the company in strategic business development. A member of the Company’s Board of Directors and Chairman of the Audit Committee owns a significant minority stake in Activist. The Company paid approximately $60,000 and $60,000 respectively, to Activist in the fiscal years ended July 31, 2024 and 2023, respectively.

Note 15—Segment and Geographic Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer as of July 31, 2024.

Effective Q1 of fiscal 2023, the Company revised the presentation of segment information to align with changes to how the Company’s CODM manages the business, allocates resources and assesses operating performance reports operating results based on two reportable segments, which are the Zedge Marketplace and GuruShots.

The CODM evaluates the performance of each operating segment using revenue and income (loss) from operations. The following table provides information about the Company’s two reportable segments (in thousands):

	Fiscal Year Ended July 31,
	2024	2023

Revenues:
Zedge Marketplace	$26,616	$22,594
GuruShots	3,475	4,647
Total Revenues	$30,091	$27,241

Segment income (loss) from operations:
Zedge Marketplace	$5,667	$6,352
GuruShots	(17,472)	(13,263)
Total loss from operations	$(11,805)	$(6,911)

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Norway, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
July 31, 2024	$6,570	$1,460	$8,030
July 31, 2023	$7,054	$14,346	$21,400

Total assets:
July 31, 2024	$32,412	$5,783	$38,195
July 31, 2023	$33,401	$13,430	$46,831

Note 16—Revolving Credit Facility

As of September 27, 2016, the Company entered into a loan and security agreement with Western Alliance Bank (“WAB”) for a revolving credit facility of up to $2.5 million for an initial two-year term which was extended twice for another two-year term which expired September 26, 2022 and was amended on October 28, 2022 as discussed below. The revolving credit facility was secured by a lien on substantially all of the Company’s assets. Effective with the September 2020 extension, the outstanding principal amount bore interest per annum at the greater of 3.5% or the prime rate plus 1.25%. Previously the interest rate was capped at 5.0%. Interest was payable monthly and all outstanding principal and any accrued and unpaid interest was due on the maturity date of September 26, 2022. The Company was required to pay an annual facility fee of $10,000 to WAB. The Company was also required to comply with various affirmative and negative covenants and to maintain certain financial ratios during the term of the revolving credit facility. The covenants included a prohibition on the Company paying any dividend on its capital stock. At October 27, 2022, there were no amounts outstanding under the revolving credit facility and the Company was in compliance with all of the covenants.

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At July 31, 2024, there were $1.9 million of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by $190,000.

Note 17—Defined Contribution Plan

In September 2016, the Company adopted a 401(k) Plan, effective August 1, 2016, available to all employees based in the United States meeting certain eligibility criteria. The 401(k) Plan permits participants to elect pre-tax or after-tax salary deferrals that will be contributed to the 401(k) Plan, not to exceed the limits established by the Internal Revenue Code. The 401(k) Plan provides for enhanced safe harbor employer matching contributions. All contributions made by participants and safe harbor matching contributions by the Company will be fully vested. The Company’s Class B common stock is not an investment option for elective deferrals by the 401(k) Plan’s participants. However, matching contributions may be made in shares of Class B common stock of the Company.

The Company’s cost for matching contributions to the 401(k) Plan were $49,000 and $45,000 for the fiscal years ended July 31, 2024 and 2023, respectively. In lieu of making cash contributions, the Company opted to contribute 21,629 shares and 18,278 shares of the Company’s Class B common stock to the 401(k) Plan for fiscal 2024 and fiscal 2023, respectively.

Note 18—Subsequent Events

Term Loan and Revolving Credit Facility with Western Alliance Bank

On October 28, 2024, the Company entered into an Amended and Restated Loan and Security Agreement Modification Agreement (“Amended Loan Agreement”) with WAB. Pursuant to which, WAB agreed to renew the $4,000,000 revolving credit facility for another four-year term through October 28, 2028 and remove certain provisions, including financial covenants, in respect of the $2,000,000 Term Loan which was repaid in full in November 2023.

Foreign Exchange Forward Contracts

On August 1, 2024 the Company entered into the following FX forward contracts with WAB, which reduced the available borrowing under the revolving credit facility by $300,000.

Settlement Date	U.S. Dollar Amount	NOK Amount
12/23/2024	$225,000	2,415,510
1/23/2025	225,000	2,414,669
2/24/2025	225,000	2,413,827
3/24/2025	225,000	2,413,035
4/23/2025	225,000	2,411,421
5/27/2025	225,000	2,410,245
Total	$1,350,000	14,478,707

Settlement Date	U.S. Dollar Amount	EUR Amount
12/23/2024	$275,000	250,500
1/23/2025	275,000	250,086
2/24/2025	275,000	249,836
3/24/2025	275,000	249,487
4/23/2025	275,000	248,863
5/27/2025	275,000	248,307
Total	$1,650,000	1,497,079

Operating Lease

On August 7, 2024, the Company renewed its lease for the office space in Tel Avis for a two-year term.

Future minimum lease payments related to this lease renewal are as follows (in thousands):

Years ending July 31,	Operating Leases
2025	$48
2026	58
2027	9
Total future minimum lease payments	115
Less imputed interest	9
Total	$106

DSUs with both service and market condition

On September 7, 2024, 169,820 DSUs with both service and market condition expired because the market capitalization condition has not been met.

Share Buyback Program

On September 9, 2024, our Board approved a new $5 million share buyback program after the completion of our prior $3 million share buyback program on August 28, 2024.