Form 10-Q
period 2025-01-31
Zedge, Inc.
filed 2025-03-14
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 12, 2025, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares
Class B common stock, $.01 par value:	13,343,099 shares

ZEDGE, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	January 31,	July 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,054	$19,998
Trade accounts receivable	2,990	3,406
Prepaid expenses and other receivables	953	593
Total Current assets	23,997	23,997
Property and equipment, net	1,271	2,306
Intangible assets, net	5,145	5,369
Goodwill	1,760	1,824
Deferred tax assets, net	4,528	4,344
Other assets	391	355
Total assets	$37,092	$38,195
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,444	$1,113
Accrued expenses and other current liabilities	2,994	2,969
Deferred revenues	2,727	2,168
Total Current liabilities	7,165	6,250
Deferred revenues--non-current	1,606	931
Other liabilities	116	118
Total liabilities	8,887	7,299
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at January 31, 2025 and July 31, 2024	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 14,969 shares issued and 13,447 shares outstanding at January 31, 2025, and 14,866 shares issued and 13,815 outstanding at July 31, 2024	150	149
Additional paid-in capital	49,244	48,263
Accumulated other comprehensive loss	(1,993)	(1,832)
Accumulated deficit	(15,131)	(13,113)
Treasury stock, 1,522 shares at January 31, 2025 and 1,051 shares at July 31, 2024, at cost	(4,070)	(2,576)
Total stockholders’ equity	28,205	30,896
Total liabilities and stockholders’ equity	$37,092	$38,195

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Revenues	$6,979	$7,771	$14,173	$14,852
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	447	458	908	944
Selling, general and administrative	7,126	6,523	13,935	12,022
Depreciation and amortization	317	762	698	1,537
Impairment of intangible assets	-	11,958	-	11,958
Restructuring charges	481	-	481	-
Impairment of capitalized software and technology development costs	827	-	827	-
Loss from operations	(2,219)	(11,930)	(2,676)	(11,609)
Interest and other income, net	171	165	352	246
Net (loss) gain resulting from foreign exchange transactions	(86)	76	(100)	(143)
Loss before income taxes	(2,134)	(11,689)	(2,424)	(11,506)
Benefit from income taxes	(455)	(2,459)	(406)	(2,260)
Net loss	$(1,679)	$(9,230)	$(2,018)	$(9,246)
Other comprehensive (loss) income:
Changes in foreign currency translation adjustment	(132)	250	(161)	(117)
Total other comprehensive (loss) income	(132)	250	(161)	(117)
Total comprehensive loss	$(1,811)	$(8,980)	$(2,179)	$(9,363)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.12)	$(0.66)	$(0.15)	$(0.66)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	13,882	14,068	13,872	14,022

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated
	Class A		Class B		Additional	Other				Total
	Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2024	525	$5	14,866	$149	$48,263	$(1,832)	$(13,113)	1,051	$(2,576)	$30,896
Stock-based compensation	-	-	30	-	379	-	-	-	-	379
Purchase of treasury stock	-	-	-	-	-	-	-	226	(804)	(804)
Foreign currency translation adjustment	-	-	-	-	-	(29)	-	-	-	(29)
Net loss	-	-	-	-	-	-	(339)	-	-	(339)
Balance – October 31, 2024	525	5	14,896	149	48,642	(1,861)	(13,452)	1,277	(3,380)	$30,103
Stock-based compensation	-	-	73	1	602	-	-	-	-	603
Purchase of treasury stock	-	-	-	-	-	-	-	245	(690)	(690)
Foreign currency translation adjustment	-	-	-	-	-	(132)	-	-	-	(132)
Net loss	-	-	-	-	-	-	(1,679)	-	-	(1,679)
Balance – January 31, 2025	525	$5	14,969	$150	$49,244	$(1,993)	$(15,131)	1,522	$(4,070)	$28,205

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2023	525	$5	14,634	$146	$46,122	$(1,537)	$(3,942)	833	$(1,930)	$38,864
Exercise of stock options	-	-	2	-	3	-	-	-	-	3
Stock-based compensation	-	-	33	1	506	-	-	-	-	507
Purchase of treasury stock	-	-	-	-	-	-	-	6	(13)	(13)
Foreign currency translation adjustment	-	-	-	-	-	(367)	-	-	-	(367)
Net loss	-	-	-	-	-	-	(15)	-	-	(15)
Balance – October 31, 2023	525	5	14,669	147	46,631	(1,904)	(3,957)	839	(1,943)	38,979
Stock-based compensation	-	-	87	1	682	-	-	-	-	683
Foreign currency translation adjustment	-	-	-	-	-	250	-	-	-	250
Net loss	-	-	-	-	-	-	(9,230)	-	-	(9,230)
Balance – January 31, 2024	525	$5	14,756	$148	$47,313	$(1,654)	$(13,187)	839	$(1,943)	$30,682

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2025	2024

Operating activities
Net loss	$(2,018)	$(9,246)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	30	28
Amortization of intangible assets	224	1,158
Amortization of capitalized software and technology development costs	444	351
Amortization of deferred financing costs	-	15
Stock-based compensation	982	1,190
Impairment charge of capitalized software and technology development costs	827	-
Impairment charge of intangible assets	-	11,958
Impairment of investment in privately-held company	-	50
Deferred income taxes	(184)	(2,619)
Change in assets and liabilities:
Trade accounts receivable	416	(480)
Prepaid expenses and other current assets	(360)	(106)
Other assets	(39)	15
Trade accounts payable and accrued expenses	322	445
Deferred revenue	1,234	53
Net cash provided by operating activities	1,878	2,812
Investing activities
Capitalized software and technology development costs	(236)	(777)
Purchase of property and equipment	(30)	(23)
Net cash used in investing activities	(266)	(800)
Financing activities
Prepayment of term loan	-	(2,000)
Proceeds from exercise of stock options	-	3
Purchase of treasury stock in connection with share buyback program and stock awards vesting	(1,494)	(13)
Net cash used in financing activities	(1,494)	(2,010)
Effect of exchange rate changes on cash and cash equivalents	(62)	(63)
Net increase (decrease) in cash and cash equivalents	56	(61)
Cash and cash equivalents at beginning of period	19,998	18,125
Cash and cash equivalents at end of period	$20,054	$18,064

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$130	$67
Cash payments made for interest expenses	$-	$65

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its wholly-owned subsidiaries: GuruShots Ltd. (“GuruShots”); Zedge Europe AS; and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025 or any other period. The balance sheet at July 31, 2024 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024 (the “2024 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2024 refers to the fiscal year ended July 31, 2024).

Significant Accounting Policies and Estimates

Restructuring Charges

The restructuring charges consist primarily of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilitation costs associated with the Company’s workforce reduction plans, as well as facilities restructuring costs related to early termination of the lease agreement and impairment of the right-of-use asset. Employee termination benefits are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable.

There have been no other material changes to the Company’s significant accounting policies and critical accounting estimates described in the 2024 Form 10-K.

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

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027 (as amended by ASU 2025-01 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date), with early adoption permitted. We are currently evaluating the impact of the standard on our condensed consolidated financial statements.

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

Transactions with these related parties did not have a material impact on the condensed consolidated balance sheets as of January 31, 2025 or July 31, 2024, or the condensed consolidated statements of operations and comprehensive loss for the three and six months ended January 31, 2025 or 2024.

Note 2—Revenue

Disaggregation of Revenue

The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Zedge Marketplace
Advertising revenue	$4,698	$5,482	$9,572	$10,421
Paid subscription revenue	1,233	1,088	2,415	2,064
Other revenues	432	282	926	504
Total Zedge Marketplace revenue	6,363	6,852	12,913	12,989
GuruShots
Digital goods and services	616	919	1,260	1,863
Total revenue	$6,979	$7,771	$14,173	$14,852

Contract Balances

Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. The Company’s deferred revenue balance for paid subscriptions was approximately $4.1 million related to approximately 791,000 active subscribers, and approximately $2.9 million, related to approximately 669,000 active subscribers, as of January 31, 2025 and July 31, 2024, respectively.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits after 180 days of account inactivity (“Breakage”). As of January 31, 2025, and July 31, 2024, the Company’s deferred revenue balance related to Zedge Premium was approximately $252,000 and $251,000, respectively.

The amount of deferred revenue recognized in the six months ended January 31, 2025 that was included in the deferred revenue balance at July 31, 2024 was $1.2 million.

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

Note 3—Fair Value Measurements

The following tables present the balance of liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total

January 31, 2025
Liabilities:
Foreign exchange forward contracts	$-	$111	$-	$111

July 31, 2024
Liabilities:
Foreign exchange forward contracts	$-	$51	$-	$51

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

The Company’s other financial instruments at January 31, 2025 and July 31, 2024 included trade accounts receivable and trade accounts payable. The carrying amounts of other assets and liabilities such as prepaid expenses, trade accounts receivable and trade accounts payable approximated fair value due to their short-term nature.

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

The outstanding contracts at January 31, 2025 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
Feb-25	225,000	2,413,827
Mar-25	225,000	2,413,035
Apr-25	225,000	2,411,421
May-25	225,000	2,410,245
Total	900,000	9,648,528

Settlement Date	U.S. Dollar Amount	EUR Amount
Feb-25	275,000	249,836
Mar-25	275,000	249,487
Apr-25	275,000	248,863
May-25	275,000	248,307
Total	1,100,000	996,493

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows (in thousands):

		January 31,	July 31,
(in thousands)		2025	2024
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$111	$51

The effects of derivative instruments on the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

		Three Months Ended January 31,		Six Months Ended January 31,
Amount of Income (Loss) Recognized on Derivatives		2025	2024	2025	2024
Derivatives not designated or not qualifying as hedging instruments	Location of (loss) income recognized on derivatives
Foreign exchange forward contracts	Net (loss) income resulting from foreign exchange transactions	$(131)	$131	$(149)	$(151)

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

The following table presents the detail of intangible assets, net as of January 31, 2025 and July 31, 2024 (in thousands):

	January 31, 2025				July 31, 2024
	Gross Carrying Value	Accumulated Amortization	Allocation of Impairment Loss	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Allocation of Impairment Loss	Net Carrying Value

Emojipedia.org and other internet domains acquired	$6,711	$1,566	$-	$5,145	$6,711	$1,342	$-	$5,369
Acquired developed technology	-	-	-	-	3,950	1,422	2,528	-
Customer relationships	-	-	-	-	7,800	1,403	6,397	-
Trade names	-	-	-	-	3,570	537	3,033	-

Total intangible assets	$6,711	$1,566	$-	$5,145	$22,031	$4,704	$11,958	$5,369

Estimated future amortization expense as of January 31, 2025 is as follows (in thousands):

Fiscal 2025	$224
Fiscal 2026	447
Fiscal 2027	447
Fiscal 2028	447
Fiscal 2029	447
Thereafter	3,133
Total	$5,145

The Company’s amortization expense for intangible assets were $224,000 and $1.2 million for the six months ended January 31, 2025 and 2024, respectively.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended January 31, 2025 (in thousands).

Carrying Amounts

Balance as of July 31, 2024	$1,824
Impact of currency translation	(64)
Balance as of January 31, 2025	$1,760

The total accumulated impairment loss of the Company’s goodwill as of January 31, 2025 was $8.7 million.

Note 6—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	January 31,	July 31,
	2025	2024

Accrued payroll and bonuses	$1,136	$1,416
Restructuring accrual and related charges (1)	450	-
Accrued vacation	771	690
Accrued payroll taxes	52	59
Due to artists	195	242
Accrued expenses	98	301
Operating lease liability-current portion	130	85
Derivative liability for foreign exchange contracts	111	51
Accrued income taxes payable	46	123
Due to related party - IDT	5	2
Total accrued expenses and other current liabilities	$2,994	$2,969

1)	See Note 14 Restructuring and Other Related Charges for more details

Note 7—Stock-Based Compensation

2016 Stock Incentive Plan

In November 2024, the Company’s Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 100,000 shares to an aggregate of 2,631,000 shares, including 626,000 shares for the GuruShots retention pool. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 15, 2025. At January 31, 2025, there were 143,000 shares of Class B common stock available for awards under the 2016 Incentive Plan.

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

Deferred Stock Units Equity Incentive Programs

In November 2024, the Company adopted an equity incentive program (under the 2016 Incentive Plan) in the form of grants of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. The number of shares that will be issuable on each vesting date will vary between 33% to 300% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the grant price approved by the Compensation Committee of the Company’s Board of Directors of $2.76 per share.

The Company estimated that the fair value of the DSUs on the date of grants was an aggregate of $388,000, which is being recognized on a graded vesting basis over the requisite service periods ending in September 2027. The Company used a risk neutral Monte Carlo simulation method in its valuation of the DSUs, which simulated the range of possible future values of the Company’s Class B common stock over the life of the DSUs. The Monte Carlo simulation model incorporates the likelihood of achieving the stock price targets and requires the input of assumptions including the underlying stock price, expected volatility, risk-free rate and dividend yield.

Stock Options Grants

The Company’s option awards generally have a term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant and are pursuant to individual written agreements. Grants generally vest over a three-year or four -year period.

In January 2025 and 2024, the Compensation Committee approved grants of options to purchase 55,100 and 12,450 shares, respectively, of the Company’s Class B common stock to various executives, consultants and employees, vesting mostly over a three-year or four-year period. Unrecognized compensation expense related to these awards were $107,000 and $21,000 respectively based on the estimated fair value of the options on the grant dates.

Stock-based Compensation Expense

In our accompanying unaudited condensed consolidated statements of operations and comprehensive loss, the Company recognized stock-based compensation expense for our employees and non-employees as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
Stock-based compensation expense	$603	$683	$982	$1,190

As of January 31, 2025, the Company’s unrecognized stock-based compensation expense was $237,000 for unvested stock options, $331,000 for unvested DSUs and $446,000 for unvested restricted stock including the remaining unpaid amounts portion from the equity portion (in the original aggregate amount of $4 million) of the GuruShots retention bonus pool.

Vesting and Cancellation of Restricted Stock and DSUs

In the six months ended January 31, 2025 and 2024, awards of restricted stock and DSUs with respect to 119,000 shares and 125,000 shares, respectively, vested, and in connection with these vesting events, the Company purchased 6,903 shares and 6,328 shares respectively, of our Class B common stock from certain employees for $22,000 and $13,000, respectively, to satisfy tax withholding obligations.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Basic weighted-average number of shares	13,882	14,068	13,872	14,022
Effect of dilutive securities:
Stock options	-	-	-	-
Non-vested restricted Class B common stock	-	-	-	-
Deferred stock units	-	-	-	-
Diluted weighted-average number of shares	13,882	14,068	13,872	14,022

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2025	2024	2025	2024
Stock options	898	860	895	861
Non-vested restricted Class B common stock	208	308	208	308
Deferred stock units	73	203	37	203
Shares excluded from the calculation of diluted earnings per share	1,179	1,371	1,140	1,372

 For the three and six months ended January 31, 2025 and 2024, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock and DSUs would have been anti-dilutive.

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At January 31, 2025, there were $2.0 million of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by approximately $200,000.

Note 11—Segment and Geographic Information

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker was its Chief Executive Officer as of January 31, 2025.

There are two reportable segments, which are the Zedge Marketplace and GuruShots.

The CODM evaluates the performance of each operating segment using revenue and income (loss) from operations. The following table provides information about the Company’s two reportable segments (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands, except percentages)
Revenues:
Zedge Marketplace	$6,363	$6,852	$12,913	$12,989
GuruShots	616	919	1,260	1,863
Total	$6,979	$7,771	$14,173	$14,852

Segment income (loss) from operations:
Zedge Marketplace	$42	$1,677	$976	$3,331
GuruShots	(2,261)	(13,607)	(3,652)	(14,940)
Total	$(2,219)	$(11,930)	$(2,676)	$(11,609)

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Norway, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
January 31, 2025	$6,310	$497	$6,807
July 31, 2024	$6,570	$1,460	$8,030

Total assets:
January 31, 2025	$31,943	$5,149	$37,092
July 31, 2024	$32,412	$5,783	$38,195

Note 12— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use (“ROU”) assets recorded and included in other assets were $251,000 and $214,000 at January 31, 2025 and July 31, 2024, respectively.

On August 7, 2024, the Company renewed its lease for the office space in Tel Aviv, Israel for a two-year term.

Future minimum lease payments related to this lease renewal are as follows (in thousands):

Years ending July 31,	Operating Leases
2025	$48
2026	58
2027	9
Total future minimum lease payments	115
Less imputed interest	9
Total	$106

The Company reviews the impairment of ROU assets consistent with the approach applied for the Company’s other long-lived assets. The Company reviews the recoverability of long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations.

In connection with the restructuring we implemented in January 2025 (See Note 14 Restructuring, Impairments, and Related Charges for more details), we are evaluating the potential impairment of the right-of-use assets associated with our leased office space in Norway.

There were no other material changes in the Company’s operating and finance leases in the six months ended January 31, 2025, as compared to the disclosure regarding such leases in the 2024 Form 10-K.

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

As of January 31, 2025, the Company had $6.3 million of deferred tax assets, for which it has established a valuation allowance of $1.8 million, related to U.S. federal and state taxes and for a certain international subsidiary.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway, Lithuania and Israel.

Note 14—Restructuring, Impairments, and Related Charges

In January 2025, the Company implemented a corporate restructuring aimed to reduce headcount and other operating expenses, including the closure of our Norway operations. As a result of the restructuring steps, the Company’s workforce will be consolidated in Lithuania and Israel. We expect this to allow for more efficient operations and cost savings beyond the compensation expenses of the terminated employees.

In connection with this initiative, the Company reduced its total global headcount by approximately 22% and recognized a restructuring charge of $0.5 million primarily consisting of employee termination benefit which is recorded in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended January 31, 2025.

The Company capitalizes certain costs related to software to be sold, leased, or marketed in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed related to GuruShots. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The Company’s strategic reassessment of GuruShots’ operations resulted in a $0.8 million impairment of capitalized software and technology development costs which is recorded in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three months ended January 31, 2025.

The following table summarizes total restructuring, impairments, and related charges for the Company’s two reportable segments (in thousands):

Three Months Ended January 31, 2025
Zedge Marketplace	$425
GuruShots	883
Total restructuring, impairments, and related charges	$1,308

The following table provides information about restructuring, impairments, and related charges for the Company’s two reportable segments (in thousands):

	Restructuring, Impairment, and Related Charges
	Termination Benefits (1)	Impairments and Assets Disposal (2)	Total
Zedge Marketplace	$425	$-	$425
GuruShots	56	827	883
Three Months Ended January 31, 2025	$481	$827	$1,308

1)	Primarily relates to the global restructuring initiated in January 2025 and consists of termination benefits related to workforce reduction actions across all segments. One-time severance and termination benefits of approximately $0.9 million, impairment of ROU assets, lease termination costs and other charges of approximately $0.2 million, were expected to be incurred but were not recognized as of January 31, 2025.

2)	Primarily represents impairment of capitalized software and technology development costs resulting from the strategy assessment related to the restructuring initiative implemented in GuruShots.

The following table shows a roll forward of restructuring reserves, primarily consists of employee termination benefits, that will result in cash spending. These amounts exclude asset impairment charges and other asset disposal activities (in thousands):

Restructuring and Related Charges by Segment	Balance at 7/31/2024 (3)	Changes in reserves (1)	Cash payments	Other (2)	Balance at 1/31/2025 (3)
Zedge Marketplace	$-	$425	$(33)	$2	$394
GuruShots	-	56	-	-	56
Total	$-	$481	$(33)	$2	$450

1)	Primarily consists of severance and employee termination costs. The impairment charges and other asset disposals associated with the restructuring implemented in January 2025 that have impacted our property, plant and equipment, intangible balances or other asset balances are not included in this table.

2)	Primarily comprised of foreign currency translation and other non-cash adjustments.

3)	Included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 (the “2024 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 29, 2024.

As used below, unless the context otherwise requires, the terms “the Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation and its subsidiaries, GuruShots Ltd., Zedge Europe AS and Zedge Lithuania UAB, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from future results. Factors that may cause such differences include, but are not limited to: (1) economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price; (2) delay or failure to realize the expected synergies and benefits of the GuruShots acquisition; (3) Russia’s invasion of Ukraine, and the international community’s response; and (4) recent attack by Hamas and other terrorist organizations from the Gaza Strip and Lebanon and Israel’s war against them. For further information regarding risks and uncertainties associated with our business, please refer to Item 1A to Part I “Risk Factors” in the 2024 Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the 2024 Form 10-K.

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

The Israel-Hamas and Israel-Hezbollah Conflicts

Given our operations in Israel, the impact of economic, political, geopolitical, and military conditions in the region directly affects us, including conflicts involving missile strikes, infiltrations, and terrorism. Notably, on October 7, 2023, Hamas launched attacks in southern Israel, resulting in casualties and military engagement. In addition, Hezbollah, another terrorist organization based in Lebanon has been indiscriminately shelling Israel since October 8, 2023, the Houthi rebels based in Yemen have also launched ballistic missiles and kamikaze drones at Israel and the Islamic Republic of Iran has on two occasions attacked Israel with a barrage of ballistic missiles. Although a temporary ceasefire is in place, it is unclear if it is sustainable. The extent and duration of this conflict remains uncertain. Israel’s response to Hamas’ unprecedented attack led to the mobilization of IDF reservists, affecting our workforce. Prior to this, changes in Israel’s judicial system had already raised concerns about the business environment, compounded by recent events, potentially impacting foreign investment, currency fluctuations, credit ratings, interest rates, and security markets. Furthermore, regional political unrest and threats from extremist groups, notably Iran, pose additional risks. Management and our Board of Directors are closely monitoring the situation in Israel to address potential business disruptions and implications.

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

Our Zedge app (which is named “Zedge Wallpapers” in the App Store) offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of January 31, 2025, our Zedge App had been installed nearly 696 million times since inception and, over the past two fiscal years, has had between 24.7 million and 32.0 million monthly active users (“MAU”), ending with 24.7 million MAU as of January 31, 2025. MAU is a key performance indicator (“KPI”) for our Zedge app that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content for purchase. In turn, our users utilize the content to personalize their phones and express their individuality.

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

The Zedge Marketplace’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly, annual or lifetime subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of January 31, 2025, we had approximately 791,000 active subscribers.

In April 2022, we acquired GuruShots Ltd, a recognized category leader focused on gamifying the photography vertical. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 550,000 photographs and casting close to 3.0 billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user.

GuruShots utilizes a ‘Free-to-Play’ business model and generates revenue through in-app purchases of virtual currency. Players can use this currency to unlock competitions or gain an edge by purchasing resources and participating in additional gameplay. Over the past nine years, the monthly average paying player spend has increased in excess of 6.1% annually to more than $40.5 per player.

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

Since the acquisition, GuruShots has faced challenges in growth and profitability and its revenue has declined. As such the Company is cutting costs through the restructuring discussed earlier and materially scaling back on paid user acquisition, or PUA, in order to approach breakeven. In parallel, we are developing a plan, that we refer to as GuruShots 2.0, to revamp GuruShots’ offering in order to put it on a growth trajectory and unlock the potential value in this asset. Our strategy focuses on attracting new users and converting them into recurring, paying players. To date, we introduced a fun and comprehensive onboarding experience to draw new users into the gameplay with ease and migrated to a coin-based in-game economy to enable more possibilities to reward and monetize players. We also launched Missions, a set of tasks that players need to complete in exchange for earning rewards, and Duels, a fast-paced, real-time player-versus-player game mechanic that adds an exciting competitive layer to GuruShots.

Historically, we marketed GuruShots to prospective players, primarily via PUA channels. We utilize a host of creative formats including static and video ads in order to promote the game. As a part of the restructuring plan discussed earlier, we have materially reduced PUA for GuruShots and do not expect to ramp up until we finalize the GuruShots 2.0 plan.

Beyond our commitment to growing both the Zedge App and GuruShots on a standalone basis, we believe that there are untapped opportunities that we can capitalize on to unlock additional value. Specifically, we plan to enable GuruShots players the ability to sell their content both in the Zedge Marketplace and elsewhere. In addition, we are benefitting from the experience that the GuruShots team possesses in gamifying the Zedge App. Longer term, we believe that there are complementary content verticals that lend themselves to gamification.

We own and operate Emojipedia, the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news, as well as World Emoji Day and the annual World Emoji Awards. In January 2025, Emojipedia received approximately 33.7 million monthly page views and has approximately 10.0 million monthly active users as of January 31, 2025 of which approximately 48.8% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Meta, and X, formerly known as Twitter.

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

Recently Issued Accounting Pronouncements

Please see Note 1 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

MAU decreased 14.2% in the three months ended January 31, 2025 when compared to the same period a year ago. As of January 31, 2025, users in emerging markets represented about 77.3% of our MAU, as compared to 78.1% from the same period a year ago.

ARPMAU for the three months ended January 31, 2025 increased 8.7% when compared to the same period a year ago, primarily due to the increase in price per advertising impression from the same period a year ago, which was driven by increased competition for our ad inventory as well as strong year-over-year subscription revenue growth. Subscription revenue and subscription billings for the three months ended January 31, 2025 increased 13.3% and 26.7%, respectively, when compared to the same period a year ago, as discussed below.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended January 31, 2025 as compared to the same period in the prior year:

	Three Months Ended January 31,
(in millions, except ARPMAU - Zedge App)	2025	2024	% Change
MAU- Zedge App	24.7	28.8	-14.2%
Developed Markets MAU - Zedge App	5.6	6.3	-11.1%
Emerging Markets MAU - Zedge App	19.1	22.5	-15.1%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	77.3%	78.1%	-1.0%

ARPMAU - Zedge App	$0.0777	$0.0715	8.7%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended January 31, 2025:

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

MAP decreased 22.2% in the three months ended January 31, 2025 when compared to the same period a year ago, primarily attributable to Apple’s App Tracking Transparence (“ATT”) framework which impedes our ability to invest in paid user acquisition (“PUA”) campaigns profitably in terms of return on ad spend or (“ROAS”). As such, we continued to scale back our PUA spend for GuruShots while testing new campaigns and creatives in order to unearth attractive ROAS scaling opportunities. As part of the restructuring implemented in January 2025, we expect to materially decrease PUA at least through the end of fiscal 2025.

ARPMAP decreased 21.0% to $39.8 in the three months ended January 31, 2025 from $50.4 in the same period a year ago. The following table shows our MAP and ARPMAP for the three months ended January 31, 2025 and 2024:

	Three Months Ended January 31,
	2025	2024	% Change
Monthly Active Payers	4,672	6,009	-22.2%
Average Revenue per Monthly Active Payer	$39.8	$50.4	-21.0%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended January 31, 2025:

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

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended January 31,			Six months Ended January 31,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Revenues	$6,979	$7,771	-10.2%	$14,173	$14,852	-4.6%
Direct cost of revenues	447	458	-2.4%	908	944	-3.8%
Selling, general and administrative	7,126	6,523	9.2%	13,935	12,022	15.9%
Depreciation and amortization	317	762	-58.4%	698	1,537	-54.6%
Impairment of intangible assets	-	11,958	nm	-	11,958	nm
Restructuring charges	481	-	nm	481	-	nm
Impairment of capitalized software and technology development costs	827	-	nm	827	-	nm
Loss from operations	(2,219)	(11,930)	-81.4%	(2,676)	(11,609)	-76.9%
Interest and other income, net	171	165	3.6%	352	246	43.1%
Net (loss) gain resulting from foreign exchange transactions	(86)	76	nm	(100)	(143)	-30.1%
Benefit from income taxes	(455)	(2,459)	-81.5%	(406)	(2,260)	-82.0%
Net loss	$(1,679)	$(9,230)	-81.8%	$(2,018)	$(9,246)	-78.2%

nm-not meaningful

Comparison of Our Results of Operations for the Three and Six Months Ended January 31, 2025 and 2024

Revenues

The following table sets forth the composition of our revenues for the three and six months ended January 31, 2025 and 2024 (in thousands):

	Three Months Ended January 31,			Six Months Ended January 31,
	2025	2024	% Changes	2025	2024	% Changes
Zedge Marketplace
Advertising revenue	$4,698	$5,482	-14.3%	$9,572	$10,421	-8.1%
Paid subscription revenue	1,233	1,088	13.3%	2,415	2,064	17.0%
Other revenues	432	282	53.2%	926	504	83.7%
Total Zedge Marketplace revenue	6,363	6,852	-7.1%	12,913	12,989	-0.6%
GuruShots
Digital goods and services	616	919	-33.0%	1,260	1,863	-32.4%
Total revenue	$6,979	$7,771	-10.2%	$14,173	$14,852	-4.6%

The following table summarizes our subscription revenue for the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,			Six Months Ended January 31,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except revenue per subscriber and percentages)
Subscription Revenue	$1,233	$1,088	13.3%	$2,415	$2,064	17.0%
Active subscriptions net increase	93	-	nm	122	1	nm
Active subscriptions at end of period	791	648	22.1%	791	648	22.1%
Average active subscriptions during the period	693	648	7.0%	686	651	5.4%
Average monthly revenue per active subscription	$0.59	$0.56	5.9%	$0.59	$0.53	11.3%

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

	Three Months Ended January 31,			Six Months Ended January 31,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Subscription Revenue	$1,233	$1,088		$2,415	$2,064
Changes in subscription deferred revenue	638	389		1,232	552
Subscription Billings (Non-GAAP)	$1,871	$1,477	26.7%	$3,647	$2,616	39.4%

The following table summarizes Zedge Premium gross and net revenue for the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,			Six Months Ended January 31,
	2025	2024	% Changes	2025	2024	% Changes
	(in thousands, except percentages)
Zedge Premium-gross revenue (“GTV”)	$679	$537	26.4%	$1,361	$958	42.1%
Zedge Premium-net revenue	431	$277	55.6%	$924	$481	92.1%
Gross margin	63%	52%		68%	50%

Three Months Ended January 31, 2025 Compared to Three Months Ended January 31, 2024

For the three months ended January 31, 2025, our advertising revenue decreased 14.3% compared to the same period in the prior year primarily due to a 14.2% decrease in MAU partially offset by an increase in price per advertising impression paid by the advertisers on our platform when compared to the same period a year ago, which was driven by increased competition for our ad inventory.

For the three months ended January 31, 2025, our subscription revenue increased 13.3%, and our subscription billings increased 26.7% compared to the same period in the prior year primarily due to the introduction of our iOS subscription offering in April 2023 and the lifetime subscription product for Android users we rolled out in August 2023.

For the three months ended January 31, 2025, our other revenue increased 53.2% compared to the same period in the prior year primarily due to the increase in Zedge Premium net revenue. For the three months ended January 31, 2025, Zedge Premium net revenue increased 55.6% compared to the same period in the prior year primarily attributable to additional revenue from certain AI generative features we rolled out in our Zedge App in fiscal 2024.

For the three months ended January 31, 2025, digital goods and services revenue declined 33.0% compared to the same period in the prior year primarily due to the 22.2% decrease in GuruShots’ MAP coupled with 21.0% decrease in ARPMAP for the corresponding periods.

Six Months Ended January 31, 2025 Compared to Six Months Ended January 31, 2024

For the six months ended January 31, 2025, our advertising revenue decreased 8.1% compared to the same period in the prior year primarily due to a 12.3% and 14.2% decrease in MAU in our Q1 and Q2 of our fiscal 2025, respectively, partially offset by an increase in price per advertising impression paid by the advertisers on our platform when compared to the same periods a year ago, which was driven by increased competition for our ad inventory.

For the six months ended January 31, 2025, our subscription revenue increased 17.0%, and our subscription billings increased 39.4% compared to the same period in the prior year primarily due to the introduction of our iOS subscription offering in April 2023 and the lifetime subscription product for Android users we rolled out in August 2023.

For the six months ended January 31, 2025, our other revenue increased 83.7% compared to the same period in the prior year primarily due to the increase in Zedge Premium net revenue. For the six months ended January 31, 2025, Zedge Premium net revenue increased 92.1% compared to the same period in the prior year primarily attributable to additional revenue from certain AI generative features we rolled out in our Zedge App in fiscal 2024.

For the six months ended January 31, 2025, digital goods and services revenue declined 32.4% compared to the same period in the prior year primarily due to the 25.9% decrease in GuruShots’ MAP coupled with 15.4% decrease in ARPMAP in Q1 of our fiscal 2025 and the 22.2% decrease in GuruShots’ MAP coupled with 21.0% decrease in ARPMAP in Q2 of our fiscal 2025.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended January 31,			Six Months Ended January 31,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Direct cost of revenues	$447	$458	-2.4%	$908	$944	-3.8%
As a percentage of revenues	6.4%	5.9%		6.4%	6.4%

Direct cost of revenues decreased 2.4% in the three months ended January 31, 2025 compared to the same period in the prior year primarily due to continuing optimizing of our backend infrastructure. As a percentage of revenue, direct cost of revenues in the three months ended January 31, 2025 increased to 6.4% from 5.9% for the same period in the prior year primarily due to lower revenue in the current year period.

Direct cost of revenues decreased 3.8% in the six months ended January 31, 2025 compared to the same period in the prior year primarily due to continuing optimizing of our backend infrastructure. As a percentage of revenue, direct cost of revenues in the six months ended January 31, 2025 was flat at 6.4% when compared to the same period in the prior year primarily due to the cost savings offset by lower revenue in the current year period.

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

	Three Months Ended January 31,			Six Months Ended January 31,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Selling, general and administrative	$7,126	$6,523	9.2%	$13,935	$12,022	15.9%
As a percentage of revenues	102.1%	83.9%		98.3%	80.9%

SG&A expense increased 9.2% in the three months ended January 31, 2025 compared to the same period in the prior year primarily due to higher PUA, higher compensation expenses (resulting primarily from lower capitalized software and technology development costs) and higher platform fee paid to Google and Apple offset by lower discretionary spends and lower stock-based compensation expense. In the three months ended January 31, 2025, we ramped up PUA for our Zedge App significantly but scaled back PUA spend for GuruShots as compared to the same period in the prior year. We expect to continue our investment in PUA for our Zedge App in the near term provided that the ROAS remains compelling while materially cutting back on PUA for GuruShots, at least through the end of the fiscal year. As a percentage of revenue, SG&A expense in the three months ended January 31, 2025 was 102.1% compared to 83.9% for the same period in the prior year.

SG&A expense increased 15.9% in the six months ended January 31, 2025 compared to the same period in the prior year primarily due to higher PUA, higher compensation expenses (resulting primarily from lower capitalized software and technology development costs) and higher platform fee paid to Google and Apple offset by lower discretionary spends and lower stock-based compensation expense. In the six months ended January 31, 2025, we ramped up PUA for our Zedge App significantly but scaled back PUA spend for GuruShots as compared to the same period in the prior year. We expect to continue our investment in PUA for our Zedge App in the near term provided that the ROAS remains compelling while materially cutting back on PUA for GuruShots, at least through the end of the fiscal year. As a percentage of revenue, SG&A expense in the six months ended January 31, 2025 was 98.3% compared to 80.9% for the same period in the prior year.

Global headcount as of January 31, 2025 totaled 106 (including 28 at GuruShots) compared to 99 (including 30 at GuruShots) as of January 31, 2025 with the majority of those employees based in Lithuania and Israel. In January 2025, we implemented a corporate restructuring and reduced our global headcount by approximately 22%. Details are more fully described in Note 14 Restructuring and Other Related Charges to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following table summarizes stock-based compensation expense included in SG&A expense for the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,			Six Months Ended January 31,
	2025	2024	% Change	2025	2024	% Change
Stock-based compensation expense	$603	$683	-11.7%	$982	$1,190	-17.5%

Stock-based compensation expenses decreased 11.7% in the three months ended January 31, 2025 compared to the same period in the prior year. The decrease was primarily attributable to the lower compensation expense related to the DSUs granted in September 2021 with both service and market conditions which were recognized based on the graded vesting method. Certain stock options, DSUs and restricted stock grants are more fully described in Note 7 Stock-Based Compensation to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Stock-based compensation expenses decreased 17.5% in the six months ended January 31, 2025 compared to the same period in the prior year. The decrease was primarily attributable to the lower compensation expense related to the DSUs granted in September 2021 with both service and market conditions which were recognized based on the graded vesting method.

Depreciation and amortization. Depreciation and amortization consist mainly of amortization of intangible assets in connection with the GuruShots and Emojipedia acquisitions and capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

	Three Months Ended January 31,			Six Months Ended January 31,
	2025	2024	% Change	2025	2,024	% Change
	(in thousands, except percentages)
Depreciation and amortization	$317	$762	-58.4%	$698	$1,537	-54.6%
As a percentage of revenues	4.5%	9.8%		4.9%	10.3%

Depreciation and amortization expenses decreased 58.4% in three months ended January 31, 2025 compared to the same period in the prior year primarily due to the $11.9 million impairment charge recorded in Q2 of fiscal 2024.

Depreciation and amortization expenses decreased 54.6% in six months ended January 31, 2025 compared to the same period in the prior year also due to the $11.9 million impairment charge recorded in Q2 of fiscal 2024.

Impairment of intangible assets. For the three and six months ended January 31, 2024, we recorded an approximately $11.9 million impairment of intangible assets of our GuruShots reporting segment, as more fully described in Note 5 Intangible Assets and Goodwill to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Restructuring charges. For the three and six months ended January 31, 2025, we recorded an approximately $0.5 million restructuring charges primarily consists of severance and employee benefits in connection with the global restructuring implemented in January 2025, as more fully described in Note 14 Restructuring and Other Related Charges to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Impairment of capitalized software and technology development costs. For the three and six months ended January 31, 2025, we wrote off approximately $0.8 million of GuruShots’ capitalized software and technology development costs in connection with the global restructuring implemented in January 2025, as more fully described in Note 14 Restructuring and Other Related Charges to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Interest and other income, net.

	Three Months Ended January 31,			Six Months Ended January 31,
	2025	2024	% Change	2025	2,024	% Change
	(in thousands, except percentages)
Interest and other income, net	$171	$165	3.6%	$352	$246	43.1%
As a percentage of revenues	2.5%	2.1%		2.5%	1.7%

In the three months ended January 31, 2025, interest and other income, net increased by $6,000 compared to the same period in the prior year, which included a deduction of $19,000 in interest expense related to the $2 million term loan which was repaid in November 2023.

In the six months ended January 31, 2025, interest and other income, net increased by $106,000 compared to the same period in the prior year, which included a deduction of $65,000 in interest expense related to the $2 million term loan which was repaid in November 2023 and a $50,000 impairment charge related to our investment in a privately held company of which the carrying value was reduced to $0 as of October 30, 2023.

Net (loss) gain resulting from foreign exchange transactions. Net (loss) gain resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended January 31,			Six Months Ended January 31,
	2025	2024	% Change	2025	2,024	% Change
	(in thousands, except percentages)
Net (loss) gain resulting from foreign exchange transactions	$(86)	$76	nm	$(100)	$(143)	-30.1%
As a percentage of revenues	-1.2%	1.0%		-0.7%	-1.0%

nm-not meaningful

In the three months ended January 31, 2025, net loss resulting from foreign exchange transactions was $86,000 compared to a net gain of $76,000 for the same period in the prior year primarily due to unfavorable FX movement related to our NOK and EUR hedging activities in the current period.

In the six months ended January 31, 2025, net loss resulting from foreign exchange transactions decreased by $43,000 from $143,000 to $100,000 when compared to the same period in the prior year primarily due to favorable FX movement related to our NOK and EUR hedging activities in the current period.

We recognized Mark to Market (“MTM”) losses of $111,000 and $51,000 from NOK and EUR hedging activities, respectively, as of January 31, 2025 and July 31, 2024, as more fully described in Note 4, Derivative Instruments, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Benefit from Income taxes

	Three Months Ended January 31,			Six Months Ended January 31,
	2025	2024	% Change	2025	2,024	% Change
	(in thousands, except percentages)
Benefit from income taxes	$(455)	$(2,459)	-81.5%	$(406)	$(2,260)	-82.0%
As a percentage of revenues	-6.5%	-31.6%		-2.9%	-15.2%

In the three months ended January 31, 2025, income tax benefit decreased by $2.0 million compared to the same period in the prior year, resulting primarily from the $2.5 million increase in deferred tax assets related to the $11.9 million impairment loss on GuruShot’s intangible assets recorded in the prior period offset by $0.2 million increase in deferred tax assets related to the impairment charge of GuruShot’s capitalized software and technology development costs of $0.8 million recorded in the current period.

In the six months ended January 31, 2025, income tax benefit decreased by $1.9 million compared to the same period in the prior year, resulting primarily from the $2.5 million increase in deferred tax assets related to the $11.9 million impairment loss on GuruShot’s intangible assets recorded in the prior period offset by $0.2 million increase in deferred tax assets related to the impairment charge of GuruShot’s capitalized software and technology development costs of $0.8 million recorded in the current period.

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge Marketplace and GuruShots segment income (loss) from operations for the three and six months ended January 31, 2025 and 2024:

	Three Months Ended January 31,			Six Months Ended January 31,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Segment income (loss) from operations:
Zedge Marketplace	$42	$1,677	-97.5%	$976	$3,331	-70.7%
GuruShots	(2,261)	(13,607)	-83.4%	(3,652)	(14,940)	-75.6%
Total	$(2,219)	$(11,930)	-81.4%	$(2,676)	$(11,609)	-76.9%

Three months Ended January 31, 2025 Compared to Three Months Ended January 31, 2024

For the three months ended January 31, 2025, our income from operations related to the Zedge Marketplace decreased to $42,000 from $1.7 million for the same period in the prior year, primarily due to lower revenue coupled with higher SG&A expenses incurred in the current period. Additionally, we recorded $0.4 million in restructuring charges in the current year period which contributed in part to the decrease in the segment income from operation related to the Zedge Marketplace.

For the three months ended January 31, 2025, our loss from operations related to GuruShots decreased to $2.3 million from $13.6 million for the same period in the prior year, primarily due to the $11.9 million impairment loss of intangible assets recorded in the prior period. Additionally, we recorded $0.9 million restructuring and other related charges in the current period which contributed in part to the increase in the loss from operation for GuruShots.

Excluding the restructuring and other related charges of $0.9 million in the current period and impairment loss of $11.9 million in the prior period, loss from operation related to GuruShots would have been $1.4 million in the three months ended January 31, 2025 compared to $1.7 million for the same period in the prior year. The $0.3 million decrease in loss from operations can be attributed to lower SG&A and lower depreciation and amortization, the combination thereof more than offset the decline in revenue in the three months ended January 31, 2025 compared to the same period in the prior year.

Six months Ended January 31, 2025 Compared to Six Months Ended January 31, 2024

For the six months ended January 31, 2025, our income from operations related to the Zedge Marketplace decreased to $976,000 from $3.3 million for the same period in the prior year, primarily due to higher SG&A expenses incurred in the current period. Additionally, we recorded $0.4 million restructuring charges in the current period which contributed in part to the decrease in the segment income from operation related to the Zedge Marketplace.

For the six months ended January 31, 2025, our loss from operations related to GuruShots decreased to $3.7 million from $14.9 million for the same period in the prior year, primarily due to the $11.9 million impairment loss of intangible assets recorded in the prior period. Additionally, we recorded $0.9 million restructuring and other related charges in the current period which contributed in part to the increase in the loss from operation related to GuruShots.

Excluding the restructuring and other related charges of $0.9 million in the current period and impairment loss of $11.9 million in the prior period, loss from operation related to GuruShots would have been $2.8 million in the six months ended January 31, 2025 compared to $3.0 million for the same period in the prior year. The $0.2 million decrease in loss from operations can be attributed to lower SG&A and lower depreciation and amortization, the combination thereof more than offset the decline in revenue in the six months ended January 31, 2025 compared to the same period in the prior year.

Liquidity and Capital Resources

General

At January 31, 2025, we had cash and cash equivalents of $20.0 million and working capital (current assets less current liabilities) of $16.8 million, compared to $20.0 million and $17.7 million, respectively, at July 31, 2024. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending March 14, 2026. We maintain a revolving credit facility of $4 million, including a foreign exchange contract facility of up to $7.5 million with WAB, as discussed below under Financing Activities and in Note 10, Term Loan and Revolving Credit Facility, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following tables present selected financial information for the six months ended January 31, 2025 and 2024:

	Six Months Ended January 31,
(in thousands)	2025	2024	$ Changes
Cash flows provided by (used in):
Operating activities	$1,878	$2,812	$(934)
Investing activities	(266)	(800)	534
Financing activities	(1,494)	(2,010)	516
Effect of exchange rate changes on cash and cash equivalents	(62)	(63)	1
Increase (decrease) in cash and cash equivalents	$56	$(61)	$117

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable. Cash provided by operating activities decreased by $934,000 in the six months ended January 31, 2025 to $1.9 million from $2.8 million in the same period in the prior year, primarily attributable to the $1.4 million loss from operation in the current period compared to $0.3 million income from operation in the prior period, before accounting for the restructuring and acquisition related charges, and changes in assets and liabilities.

Changes in Trade Accounts Receivable

Gross trade accounts receivable decreased $0.4 million to $3.0 million at January 31, 2025 from $3.4 million at July 31, 2024, primarily due to lower revenue in the preceding two months ended January 31, 2025 when compared to the same period ended July 31, 2024.

Investing Activities

Cash used in investing activities in the six months ended January 31, 2025 and 2024 consisted primarily of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

In the six months ended January 31, 2025 and 2024, we purchased 6,903 shares and 6,328 shares, respectively, of our Class B common stock from certain employees for $22,000 and $13,000, respectively, to satisfy tax withholding obligations in connection with the vesting of DSUs.

In the six months ended January 31, 2025, we repurchased - in connection with the share repurchase program - 464,419 shares of our Class B common stock for approximately $1.5 million. We did not buy back any shares in the six months ended January 31, 2024.

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

In the six months ended January 31, 2025, one major customer represented 31% of our revenue. In the six months ended January 31, 2024, two customers represented 29% and 11% of our revenue, respectively. At January 31, 2025, three customers represented 42%, 14% and 10% of our accounts receivable balance, respectively. At January 31, 2024, two customers represented 35% and 15% of our accounts receivable balance, respectively. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At January 31, 2025, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2025.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2021, our Board of Directors authorized a repurchase program of up to 1.5 million shares of our Class B common stock at a maximum aggregate purchase price of $3 million. In September 2024, upon the completion of the initial $3.0 million repurchase program, our Board of Directors authorized an additional $5 million for the repurchase program with no limitation on the number of shares that may be repurchased. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may also, from time to time, enter into Rule 10b5-1 (under the Exchange Act) trading plans to facilitate repurchases of our shares. The repurchase program does not obligate us to acquire any particular amount of our Class B common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion.

The following table summarizes the share repurchase activity for the second quarter of our fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)		Total Number of Shares Purchased as Part of the Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in thousands)			(in thousands)	(in thousands)
November 1, 2024 to November 30, 2024	-	$		-	$5,006
December 1, 2024 to December 31, 2024	144		$2.83	144	$4,600
January 1, 2025 - January 31, 2025	101		$2.80	101	$4,316
Total	245			245

(1)	The average price paid per share includes any broker commissions.

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

ZEDGE, INC.

March 14, 2025	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

March 14, 2025	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer