Form 10-Q
period 2025-04-30
Zedge, Inc.
filed 2025-06-13
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of June 12, 2025, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares
Class B common stock, $.01 par value:	13,107,146 shares

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZEDGE, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	April 30,	July 31,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,433	$19,998
Trade accounts receivable	3,319	3,406
Prepaid expenses and other current assets	946	593
Total Current assets	24,698	23,997
Property and equipment, net	1,277	2,306
Intangible assets, net	5,034	5,369
Goodwill	1,917	1,824
Deferred tax assets, net	4,528	4,344
Other assets	377	355
Total assets	$37,831	$38,195
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,388	$1,113
Accrued expenses and other current liabilities	2,832	2,969
Deferred revenues	3,070	2,168
Total Current liabilities	7,290	6,250
Deferred revenues--non-current	1,826	931
Other liabilities	87	118
Total liabilities	9,203	7,299
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at April 30, 2025 and July 31, 2024	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 14,969 shares issued and 13,228 shares outstanding at April 30, 2025, and 14,866 shares issued and 13,815 outstanding at July 31, 2024	150	149
Additional paid-in capital	49,570	48,263
Accumulated other comprehensive loss	(1,545)	(1,832)
Accumulated deficit	(14,946)	(13,113)
Treasury stock, 1,741 shares at April 30, 2025 and 1,051 shares at July 31, 2024, at cost	(4,606)	(2,576)
Total stockholders’ equity	28,628	30,896
Total liabilities and stockholders’ equity	$37,831	$38,195

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Revenues	$7,757	$7,658	$21,930	$22,510
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	452	455	1,360	1,399
Selling, general and administrative	6,343	6,752	20,278	18,773
Depreciation and amortization	225	583	924	2,120
Impairment of intangible assets	-	-	-	11,958
Restructuring charges	577	-	1,058	-
Impairment of capitalized software and technology development costs	-	-	827	-
Income (loss) from operations	160	(132)	(2,517)	(11,740)
Interest and other income, net	154	188	507	434
Net loss resulting from foreign exchange transactions	(41)	(80)	(141)	(223)
Income (loss) before income taxes	273	(24)	(2,151)	(11,529)
Income taxes expense (benefit)	88	(137)	(318)	(2,397)
Net income (loss)	$185	$113	$(1,833)	$(9,132)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	448	(224)	287	(341)
Total other comprehensive income (loss)	448	(224)	287	(341)
Total comprehensive income (loss)	$633	$(111)	$(1,546)	$(9,473)
Income (loss) per share attributable to Zedge, Inc. common stockholders:
Basic	$0.01	$0.01	$(0.13)	$(0.65)
Diluted	$0.01	$0.01	$(0.13)	$(0.65)
Weighted-average number of shares used in calculation of income (loss) per share:
Basic	13,720	14,191	13,835	14,077
Diluted	13,940	14,542	13,835	14,077

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2024	525	$5	14,866	$149	$48,263	$(1,832)	$(13,113)	1,051	$(2,576)	$30,896
Stock-based compensation	-	-	30	-	379	-	-	-	-	379
Purchase of treasury stock	-	-	-	-	-	-	-	226	(804)	(804)
Foreign currency translation adjustment	-	-	-	-	-	(29)	-	-	-	(29)
Net loss	-	-	-	-	-	-	(339)	-	-	(339)
Balance – October 31, 2024	525	$5	14,896	$149	$48,642	$(1,861)	$(13,452)	1,277	$(3,380)	$30,103
Stock-based compensation	-	-	73	1	602	-	-	-	-	603
Purchase of treasury stock	-	-	-	-	-	-	-	245	(690)	(690)
Foreign currency translation adjustment	-	-	-	-	-	(132)	-	-	-	(132)
Net loss	-	-	-	-	-	-	(1,679)	-	-	(1,679)
Balance – January 31, 2025	525	5	14,969	150	49,244	(1,993)	(15,131)	1,522	(4,070)	28,205
Stock-based compensation	-	-	-	-	326	-	-	-	-	326
Purchase of treasury stock	-	-	-	-	-	-	-	219	(536)	(536)
Foreign currency translation adjustment	-	-	-	-	-	448	-	-	-	448
Net income	-	-	-	-	-	-	185	-	-	185
Balance – April 30, 2025	525	$5	14,969	$150	$49,570	$(1,545)	$(14,946)	1,741	$(4,606)	$28,628

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2023	525	$5	14,634	$146	$46,122	$(1,537)	$(3,942)	833	$(1,930)	$38,864
Exercise of stock options	-	-	2	-	3	-	-	-	-	3
Stock-based compensation	-	-	33	1	506	-	-	-	-	507
Purchase of treasury stock	-	-	-	-	-	-	-	6	(13)	(13)
Foreign currency translation adjustment	-	-	-	-	-	(367)	-	-	-	(367)
Net loss	-	-	-	-	-	-	(15)	-	-	(15)
Balance – October 31, 2023	525	5	14,669	147	46,631	(1,904)	(3,957)	839	(1,943)	38,979
Stock-based compensation	-	-	87	1	682	-	-	-	-	683
Foreign currency translation adjustment	-	-	-	-	-	250	-	-	-	250
Net loss	-	-	-	-	-	-	(9,230)	-	-	(9,230)
Balance – January 31, 2024	525	5	14,756	148	47,313	(1,654)	(13,187)	839	(1,943)	30,682
Stock-based compensation	-	-	110	1	482	-	-	-	-	483
Purchase of treasury stock	-	-	-	-	-	-	-	60	(152)	(152)
Foreign currency translation adjustment	-	-	-	-	-	(224)	-	-	-	(224)
Net income	-	-	-	-	-	-	113	-	-	113
Balance – April 30, 2024	525	$5	14,866	$149	$47,795	$(1,878)	$(13,074)	899	$(2,095)	$30,902

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2025	2024

Operating activities
Net loss	$(1,833)	$(9,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	48	42
Amortization of intangible assets	335	1,270
Amortization of capitalized software and technology development costs	541	808
Amortization of deferred financing costs	-	15
Stock-based compensation	1,308	1,673
Impairment charge of capitalized software and technology development costs	827	-
Impairment charge of intangible assets	-	11,958
Impairment of investment in privately-held company	-	50
Deferred income taxes	(184)	(2,650)
Change in assets and liabilities:
Trade accounts receivable	87	(442)
Prepaid expenses and other current assets	(353)	195
Other assets	(54)	34
Trade accounts payable and accrued expenses	229	1,073
Deferred revenues	1,797	261
Net cash provided by operating activities	2,748	5,155
Investing activities
Capitalized software and technology development costs	(329)	(993)
Purchase of property and equipment	(49)	(35)
Net cash used in investing activities	(378)	(1,028)
Financing activities
Prepayment of term loan	-	(2,000)
Proceeds from exercise of stock options	-	3
Purchase of treasury stock in connection with share buyback program and stock awards vesting	(2,030)	(165)
Net cash used in financing activities	(2,030)	(2,162)
Effect of exchange rate changes on cash and cash equivalents	95	(165)
Net increase in cash and cash equivalents	435	1,800
Cash and cash equivalents at beginning of period	19,998	18,125
Cash and cash equivalents at end of period	$20,433	$19,925

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$194	$80
Cash payments made for interest expenses	$-	$66

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its wholly-owned subsidiaries: GuruShots Ltd. (“GuruShots”); Zedge Europe AS; and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025 or any other period. The balance sheet at July 31, 2024 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024 (the “2024 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2024 refers to the fiscal year ended July 31, 2024).

Significant Accounting Policies and Estimates

Restructuring Charges

The restructuring charges incurred by the Company in fiscal 2025 consist primarily of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilities restructuring costs associated with the Company’s workforce reduction implemented in the second quarter of fiscal 2025. Employee termination benefits are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable. Charges related to facilities restructuring actions are comprised of costs related to early termination of the lease agreement and impairment of the right-of-use asset in connection with the abandonment of the property. These charges have not been determined as of April 30, 2025.

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

Recent Accounting Pronouncements (Issued Not Yet Adopted)

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

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027 (as amended by ASU 2025-01 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date), with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

Related Party Transactions

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent public-held company. IDT charges the Company for services it provides, and the Company charges IDT for services it provides, pursuant to Services Agreements between the companies.

The Company is party to a consulting agreement with Activist Artist Management, LLC (“Activist”), which assists the Company in strategic business development. A member of the Company’s Board of Directors owns a significant minority stake in Activist.

The Company is party to a revenue sharing agreement with National Retail Services, Inc. (“NRS”), a subsidiary of IDT, under which Zedge and certain of its subsidiaries (Emojipedia and GuruShots) provide a selection of their digital content for display on NRS’ screens installed in bodegas and other retail locations across the United States and share in the revenue generated from the resulting advertisements.

Transactions with these related parties did not have a material impact on the condensed consolidated balance sheets as of April 30, 2025 or July 31, 2024, or the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended April 30, 2025 or 2024.

Note 2—Revenue

Disaggregation of Revenue

The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Zedge Marketplace
Advertising revenue	$5,579	$5,461	$15,151	$15,882
Paid subscription revenue	1,272	1,122	3,687	3,186
Other revenues	431	206	1,357	710
Total Zedge Marketplace revenue	7,282	6,789	20,195	19,778
GuruShots
Digital goods and services	475	869	1,735	2,732
Total revenue	$7,757	$7,658	$21,930	$22,510

Contract Balances

Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. The Company’s deferred revenue balance for paid subscriptions was approximately $4.6 million related to approximately 896,000 active subscribers, and approximately $2.9 million, related to approximately 669,000 active subscribers, as of April 30, 2025 and July 31, 2024, respectively. Deferred revenue increased $1.8 million for the nine months ended April 30, 2025, primarily attributable to the significant growth in lifetime subscriptions sales.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits after 180 days of account inactivity (“Breakage”). As of April 30, 2025, and July 31, 2024, the Company’s deferred revenue balance related to Zedge Premium was approximately $250,000 and $251,000, respectively.

The amount of deferred revenue recognized in the nine months ended April 30, 2025 that was included in the deferred revenue balance at July 31, 2024 was $1.6 million.

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

Note 3—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
April 30, 2025
Assets:
Foreign exchange forward contracts	$-	$65	$-	$65

July 31, 2024
Liabilities:
Foreign exchange forward contracts	$-	$51	$-	$51

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

The Company’s other financial instruments at April 30, 2025 and July 31, 2024 included trade accounts receivable and trade accounts payable. The carrying amounts of other assets and liabilities such as prepaid expenses, trade accounts receivable and trade accounts payable approximated fair value due to their short-term nature.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar (USD) to Norwegian Kroner (NOK) and USD to Euro (EUR) exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank (“WAB”) allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 10 Term Loan and Revolving Credit Facility). The Company does not apply hedge accounting to these contracts, and therefore the changes in fair value are recorded in unaudited condensed consolidated statements of operations and comprehensive income (loss). By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

The outstanding contracts at April 30, 2025 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
May-25 [1]	225,000	2,410,245
Total	225,000	2,410,245

Settlement Date	U.S. Dollar Amount	EUR Amount
May-25	275,000	248,307
Jun-25	425,000	388,874
Jul-25	425,000	388,163
Aug-25	425,000	387,456
Total	1,550,000	1,412,800

1.	The last remaining USD to NOK forward contract in light of the closing of our Norwegian operations.

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows (in thousands):

		April 30,	July 31,
(in thousands)		2025	2024
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$65	$-
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$-	$51

The effects of derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) were as follows (in thousands):

		Three Months Ended April 30,		Nine Months Ended April 30,
Amount of Income (Loss) Recognized on Derivatives		2025	2024	2025	2024
Derivatives not designated or not qualifying as hedging instruments	Location of income (loss) recognized on derivatives
Foreign exchange forward contracts	Net income (loss) resulting from foreign exchange transactions	$164	$(145)	15	$(296)

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

The following table presents the detail of intangible assets, net as of April 30, 2025 and July 31, 2024 (in thousands):

	April 30, 2025				July 31, 2024
	Gross Carrying Value	Accumulated Amortization	Allocation of Impairment Loss	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Allocation of Impairment Loss	Net Carrying Value

Emojipedia.org and other internet domains acquired	$6,711	$1,677	$-	$5,034	$6,711	$1,342	$-	$5,369
Acquired developed technology	-	-	-	-	3,950	1,422	2,528	-
Customer relationships	-	-	-	-	7,800	1,403	6,397	-
Trade names	-	-	-	-	3,570	537	3,033	-
Total intangible assets	$6,711	$1,677	$-	$5,034	$22,031	$4,704	$11,958	$5,369

Estimated future amortization expense as of April 30, 2025 is as follows (in thousands):

Fiscal 2025	$113
Fiscal 2026	447
Fiscal 2027	447
Fiscal 2028	447
Fiscal 2029	447
Thereafter	3,133
Total	$5,034

The Company’s amortization expense for intangible assets were $335,000 and $1.3 million for the nine months ended April 30, 2025 and 2024, respectively.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended April 30, 2025 (in thousands).

Carrying Amounts

Balance as of July 31, 2024	$1,824
Impact of currency translation	93
Balance as of April 30, 2025	$1,917

The total accumulated impairment loss of the Company’s goodwill as of April 30, 2025 was $8.7 million.

Note 6—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 30,	July 31,
	2025	2024

Accrued payroll and bonuses	$1,223	$1,416
Accrued vacation	808	690
Accrued expenses	162	301
Restructuring accrual and related charges (1)	214	-
Due to artists	162	242
Operating lease liability-current portion	137	85
Accrued payroll taxes	111	59
Derivative liability for foreign exchange contracts	-	51
Accrued income taxes payable	14	123
Due to related party - IDT	1	2
Total accrued expenses and other current liabilities	$2,832	$2,969

1)	See Note 14 Restructuring and Other Related Charges for more details

Note 7—Stock-Based Compensation

2016 Stock Incentive Plan

In November 2024, the Company’s Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 100,000 shares to an aggregate of 2,631,000 shares, including 626,000 shares for the GuruShots retention pool. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 15, 2025. At April 30, 2025, there were 143,000 shares of Class B common stock available for awards under the 2016 Incentive Plan.

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

The Black-Scholes and Monte Carlo Simulation valuation models incorporate assumptions as to stock price volatility, the expected life of options or awards, a risk-free interest rate and dividend yield. The Company recognizes stock-based compensation expense related to options and shares of restricted stock on a straight-line basis over the service period of the award, which is generally 4 years for options and 3 years for shares of restricted stock.

Deferred Stock Units Equity Incentive Programs

In November, 2024, the Company adopted an equity incentive program (under the 2016 Incentive Plan) in the form of grants of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. The number of shares that will be issuable on each vesting date will vary between 33% to 300% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the grant price approved by the Compensation Committee of the Company’s Board of Directors of $2.76 per share.

The Company estimated that the fair value of the DSUs on the date of grants was $388,000 in aggregate, which is being recognized on a graded vesting basis over the requisite service periods ending in September 2027. The Company used a risk neutral Monte Carlo simulation method in its valuation of the DSUs, which simulated the range of possible future values of the Company’s Class B common stock over the life of the DSUs. The Monte Carlo simulation model incorporates the likelihood of achieving the stock price targets and requires the input of assumptions including the underlying stock price, expected volatility, risk-free rate and dividend yield.

Stock Option Grants

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

Stock-based Compensation Expense

In our accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss), the Company recognized stock-based compensation expense for our employees and non-employees as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Stock-based compensation expense	$603	$683	$1,308	$1,673

As of April 30, 2025, the Company’s unrecognized stock-based compensation expense was $206,000 for unvested stock options, $259,000 for unvested DSUs and $222,000 for unvested restricted stock.

Vesting and Cancellation of Restricted Stock and DSUs

In the nine months ended April 30, 2025 and 2024, awards of restricted stock and DSUs with respect to 250,000 shares and 246,000 shares, respectively, vested, and in connection with these vesting events, the Company purchased 6,903 shares and 6,328 shares respectively, of our Class B common stock from certain employees for $22,000 and $13,000, respectively, to satisfy tax withholding obligations.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Basic weighted-average number of shares	13,720	14,191	13,835	14,077
Effect of dilutive securities:
Stock options	220	349	-	-
Non-vested restricted Class B common stock	-	1	-	-
Deferred stock units	-	1	-	-
Diluted weighted-average number of shares	13,940	14,542	13,835	14,077

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2025	2024	2025	2024
Stock options	170	126	892	861
Non-vested restricted Class B common stock	77	181	78	216
Deferred stock units	90	201	54	203
Shares excluded from the calculation of diluted earnings per share	337	508	1,024	1,280

For the nine months ended April 30, 2025 and 2024, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock and DSUs would have been anti-dilutive.

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At April 30, 2025, there were approximately $1.8 million of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by approximately $177,500.

Note 11—Segment and Geographic Information

Segment Information

The Company determines its operating segments based on how its chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM was its Chief Executive Officer as of April 30, 2025.

There are two reportable segments, which are the Zedge Marketplace and GuruShots.

The CODM evaluates the performance of each operating segment using segment income (loss) from operations. The Company defines segment income (loss) from operations as revenue less costs and expenses. Expenses include indirect costs that are allocated to operating segments based on a reasonable allocation methodology, which are generally related to sales and marketing activities and general and administrative overhead. Revenue and expenses exclude transactions between the Company’s operating segments.

The CODM uses segment income (loss) from operations to allocate resources during the annual budgeting and forecasting process. The CODM considers segment income (loss) from operations when making decisions on operating and capital resource allocation. Additionally, the CODM uses segment income (loss) from operations to evaluate operating strategy and assess segment performance by comparing the results of each segment.

The following table provides information about the Company’s two reportable segments (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024

Zedge Marketplace:
Revenues	$7,283	$6,788	$20,196	$19,777
Less:
Personnel related expenses	1,909	2,303	6,375	6,613
Users acquisition costs	1,927	1,772	5,010	3,689
Data center and SaaS costs	488	434	1,428	1,200
Restructuring charges	270	-	695	-
Other expenses [1]	1,425	1,082	4,448	3,743
Zedge Marketplace segment income from operations	1,264	1,197	2,240	4,532
GuruShots:
Revenues	$475	$869	$1,735	$2,732
Less:
Personnel related expenses	592	978	2,665	2,550
Users acquisition costs	115	252	807	1,154
Platform fees	85	160	293	510
Data center and SaaS costs	223	247	707	788
Acquisition and restructuring related charges	307	-	1,190	11,959
Other expenses [2]	257	561	830	2,043
GuruShots segment loss from operations	(1,104)	(1,329)	(4,757)	(16,272)
Total segment income (loss) from operations	$160	$(132)	$(2,517)	$(11,740)

1.	Other segment items for the Zedge Marketplace reportable segment include professional services costs, platform fee, depreciation and amortization, facilities costs, public company related expenses and other individually insignificant costs.

2.	Other segment items for the GuruShots reportable segment include professional services costs, depreciation and amortization, facilities costs, and other individually insignificant costs.

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel, Lithuania and Norway, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
April 30, 2025	$6,193	$496	$6,689
July 31, 2024	$6,570	$1,460	$8,030

Total assets:
April 30, 2025	$32,230	$5,601	$37,831
July 31, 2024	$32,412	$5,783	$38,195

Note 12— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use (“ROU”) assets recorded and included in other assets were $233,000 and $214,000 at April 30, 2025 and July 31, 2024, respectively.

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

There were no other material changes in the Company’s operating and finance leases in the nine months ended April 30, 2025, as compared to the disclosure regarding such leases in the 2024 Form 10-K.

Note 13—Income Taxes

The Company’s income taxes expense (benefit) for interim periods has generally been determined using an estimate of its annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary.

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

As of April 30, 2025, the Company had $6.3 million of deferred tax assets, for which it has established a valuation allowance of $1.8 million, related to U.S. federal and state taxes and for a certain international subsidiary.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway, Lithuania and Israel.

Note 14—Restructuring, Impairments, and Related Charges

In January 2025, we implemented a corporate restructuring aimed to reduce headcount at GuruShots and other operating expenses, and ultimately resulting in the closure of our Norway operations. This restructuring allows us to consolidate our workforce in Lithuania and Israel, streamlining operations, driving efficiency and reducing expenses beyond compensation, and is designed to position us for sustainable growth and support our strategic objectives.

In connection with this initiative, the Company instituted moves expected to result in the reduction of its total global headcount by approximately 22% and recognized a restructuring charge of $1.1 million primarily consisting of employee termination benefit which is recorded in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended April 30, 2025.

The Company capitalizes certain costs related to software to be sold, leased, or marketed in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed related to GuruShots. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The Company’s strategic reassessment of GuruShots’ operations in connection with the restructuring initiative resulted in a $0.8 million impairment of capitalized software and technology development costs which is recorded in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended April 30, 2025.

The following table summarizes total restructuring, impairments, and related charges for the Company’s two reportable segments (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
Zedge Marketplace	$270	$-	$695	$-
GuruShots	307	-	1,190	-
Total restructuring, impairments, and related charges	$577	$-	$1,885	$-

The following table provides information about restructuring, impairments, and related charges for the Company’s two reportable segments (in thousands):

	Restructuring, Impairment, and Related Charges
	Termination Benefits (1)	Impairments and Assets Disposal (2)	Total
Zedge Marketplace	$270	$-	$270
GuruShots	307	-	307
Three Months Ended April 30, 2025	$577	$-	$577
Zedge Marketplace	$695	$-	$695
GuruShots	363	827	1,190
Nine Months Ended April 30, 2025	$1,058	$827	$1,885

1)	Primarily relates to the global restructuring initiated in January 2025 and consists of termination benefits related to workforce reduction actions across all segments. Additionally, one-time severance and termination benefits of approximately $0.3 million, impairment of ROU assets, lease termination costs and other charges of approximately $0.2 million, were expected to be incurred but were not recognized as of April 30, 2025.

2)	Primarily represents impairment of capitalized software and technology development costs resulting from the strategy assessment related to the restructuring initiative implemented in GuruShots.

The following table shows a roll forward of restructuring reserves, primarily consists of employee termination benefits, that will result in cash spending. These amounts exclude asset impairment charges and other asset disposal activities (in thousands):

	Balance at	Change in	Cash		Balance at
Restructuring and Related Charges by Segment	7/31/24	reserves (1)	payments	Other (2)	4/30/25(3)

Zedge Marketplace	$-	$695	$(507)	$11	$199
GuruShots	-	363	(348)	-	15
Total	$-	$1,058	$(855)	$11	$214

1)	Primarily consists of severance and employee termination costs. The impairment charges and other asset disposals associated with the restructuring implemented in January 2025 that have impacted our property, plant and equipment, intangible balances or other asset balances are not included in this table.

2)	Primarily comprised of foreign currency translation and other non-cash adjustments.

3)	Included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets.

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

Our Zedge app (which is named “Zedge Wallpapers” in the App Store) offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. As of April 30, 2025, our Zedge App had been installed nearly 707 million times since inception and, over the past eight fiscal quarters, has had between 22.1 million and 30.1 million monthly active users (“MAU”), ending with 22.1 million MAU as of April 30, 2025. MAU is a key performance indicator (“KPI”) for our Zedge app that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content for purchase. In turn, our users utilize the content to personalize their phones and express their individuality.

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

The Zedge Marketplace’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly, annual or lifetime subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of April 30, 2025, we had approximately 896,000 active subscribers.

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

GuruShots utilizes a ‘Free-to-Play’ business model and generates revenue through in-app purchases of virtual currency. Players can use this currency to unlock competitions or gain an edge by purchasing resources and participating in additional gameplay. Over the past nine years, the monthly average paying player spend has increased in excess of 6.2% annually to more than $40.9 per player.

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

Since the acquisition, GuruShots has faced challenges in growth and profitability and its revenue has declined. As such the Company is cutting costs as part of the restructuring implemented in January 2025 and materially scaling back on paid user acquisition, or PUA, in order to approach breakeven. In parallel, we are developing a plan, that we refer to as GuruShots 2.0, to revamp GuruShots’ offering in order to put it on a growth trajectory and unlock the potential value in this asset. Our strategy focuses on attracting new users and converting them into recurring, paying players. To date, we introduced a fun and comprehensive onboarding experience to draw new users into the gameplay with ease and migrated to a coin-based in-game economy to enable more possibilities to reward and monetize players. We also launched Missions, a set of tasks that players need to complete in exchange for earning rewards, and Duels, a fast-paced, real-time player-versus-player game mechanic that adds an exciting competitive layer to GuruShots.

Historically, we marketed GuruShots to prospective players, primarily via PUA channels. We utilize a host of creative formats including static and video ads in order to promote the game. As a part of the restructuring plan mentioned above, we have materially reduced PUA for GuruShots and do not expect to ramp up until we finalize the GuruShots 2.0 plan.

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

We own and operate Emojipedia, the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news, as well as World Emoji Day and the annual World Emoji Awards. In April 2025, Emojipedia received approximately 46.3 million monthly page views and has approximately 10.9 million monthly active users as of April 30, 2025 of which approximately 49.7% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. As a member of the Unicode Consortium, the standards body responsible for approving new emojis, Emojipedia works alongside major emoji creators including Apple, Google, Meta, and X, formerly known as Twitter.

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

MAU decreased 20.2% in the three months ended April 30, 2025 when compared to the same period a year ago. As of April 30, 2025, users in emerging markets represented about 76.5% of our MAU, as compared to 78.3% from the same period a year ago.

ARPMAU for the three months ended April 30, 2025 increased 32.7% when compared to the same period a year ago, primarily due to the increase in price per advertising impression from the same period a year ago, which was driven by increased competition for our ad inventory as well as strong year-over-year subscription revenue growth. Subscription revenue and subscription billings for the three months ended April 30, 2025 increased 13.4% and 22.9%, respectively, when compared to the same period a year ago, as discussed below.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended April 30, 2025 as compared to the same period in the prior year:

	Three Months Ended April 30,
(in millions, except ARPMAU - Zedge App)	2025	2024	% Change
MAU- Zedge App	22.1	27.7	-20.2%
Developed Markets MAU - Zedge App	5.2	6.0	-13.3%
Emerging Markets MAU - Zedge App	16.9	21.7	-22.1%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	76.5%	78.3%	-2.4%

ARPMAU - Zedge App	$0.0985	$0.0742	32.7%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended April 30, 2025:

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

MAP decreased 33.8% in the three months ended April 30, 2025 when compared to the same period a year ago, primarily attributable to Apple’s App Tracking Transparence (“ATT”) framework which impedes our ability to invest in paid user acquisition (“PUA”) campaigns profitably in terms of return on ad spend or (“ROAS”). As such, we continued to scale back our PUA spend for GuruShots while testing new campaigns and creatives in order to unearth attractive ROAS scaling opportunities. As part of the restructuring implemented in January 2025, we expect to materially decrease PUA at least through the end of fiscal 2025.

ARPMAP decreased 17.1% to $44.1 in the three months ended April 30, 2025 from $53.2 in the same period a year ago. The following table shows our MAP and ARPMAP for the three months ended April 30, 2025 and 2024:

	Three Months Ended April 30,
	2025	2024	% Change
Monthly Active Payers	3,578	5,408	-33.8%
Average Revenue per Monthly Active Payer	$44.1	$53.2	-17.1%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended April 30, 2025:

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

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended April 30,			Nine months Ended April 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Revenues	$7,757	$7,658	1.3%	$21,930	$22,510	-2.6%
Direct cost of revenues	452	455	-0.7%	1,360	1,399	-2.8%
Selling, general and administrative	6,343	6,752	-6.1%	20,278	18,773	8.0%
Depreciation and amortization	225	583	-61.4%	924	2,120	-56.4%
Impairment of intangible assets	-	-	nm	-	11,958	nm
Restructuring charges	577	-	nm	1,058	-	nm
Impairment of capitalized software and technology development costs	-	-	nm	827	-	nm
Income (loss) from operations	160	(132)	-221.2%	(2,517)	(11,740)	-78.6%
Interest and other income, net	154	188	-18.1%	507	434	16.8%
Net loss resulting from foreign exchange transactions	(41)	(80	-48.8%	(141)	(223)	-36.8%
Income taxes expense (benefit)	88	(137)	nm	(318)	(2,397)	-86.7%
Net income (loss)	$185	$113	63.7%	$(1,833)	$(9,132)	-79.9%

nm-not meaningful

Comparison of Our Results of Operations for the Three and Nine months Ended April 30, 2025 and 2024

Revenues

The following table sets forth the composition of our revenues for the three and nine months ended April 30, 2025 and 2024 (in thousands):

	Three Months Ended April 30,		%	Nine Months Ended April 30,		%
	2025	2024	Changes	2025	2024	Changes
Zedge Marketplace
Advertising revenue	$5,579	$5,461	2.2%	$15,151	$15,882	-4.6%
Paid subscription revenue	1,272	1,122	13.4%	3,687	3,186	15.7%
Other revenues	431	206	109.2%	1,357	710	91.1%
Total Zedge Marketplace revenue	7,282	6,789	7.3%	20,195	19,778	2.1%
GuruShots
Digital goods and services	475	869	-45.3%	1,735	2,732	-36.5%
Total revenue	$7,757	$7,658	1.3%	$21,930	$22,510	-2.6%

The following table summarizes our subscription revenue for the three and nine months ended April 30, 2025 and 2024:

	Three Months Ended April 30,		%	Nine Months Ended April 30,		%
	2025	2024	Change	2025	2024	Change
	(in thousands, except revenue per subscriber and percentages)
Subscription Revenue	$1,272	$1,122	13.4%	$3,687	$3,186	15.7%
Active subscriptions net increase	105	6	nm	227	7	nm
Active subscriptions at end of period	896	654	37.0%	896	654	37.0%
Average active subscriptions during the period	842	652	29.2%	738	651	13.4%
Average monthly revenue per active subscription	$0.50	$0.57	-12.3%	$0.56	$0.54	3.7%

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

	Three Months Ended April 30,		%	Nine Months Ended April 30,		%
	2025	2024	Change	2025	2024	Change
	(in thousands, except percentages)
Subscription Revenue	$1,272	$1,122		$3,687	$3,186
Changes in subscription deferred revenue	566	373		1,798	925
Subscription Billings (Non-GAAP)	$1,838	$1,495	22.9%	$5,485	$4,111	33.4%

The following table summarizes Zedge Premium gross and net revenue for the three and nine months ended April 30, 2025 and 2024:

	Three Months Ended April 30,		%	Nine Months Ended April 30,		%
	2025	2024	Changes	2025	2024	Changes
	(in thousands, except percentages)
Zedge Premium-gross revenue (“GTV”)	$615	$592	3.9%	$1,975	$1,551	27.3%
Zedge Premium-net revenue	430	$202	112.9%	$1,354	$683	98.2%
Gross margin	70%	34%		69%	44%

Three Months Ended April 30, 2025 Compared to Three Months Ended April 30, 2024

For the three months ended April 30, 2025, our advertising revenue increased 2.2% compared to the same period in the prior year primarily due to the increase in price per advertising impression paid by the advertisers on our platform when compared to the same period a year ago, which was driven by increased competition for our ad inventory.

For the three months ended April 30, 2025, our subscription revenue increased 13.4%, and our subscription billings increased 22.9% compared to the same period in the prior year primarily due to the introduction of our iOS subscription offering in April 2023 and the lifetime subscription product for Android users we rolled out in August 2023.

For the three months ended April 30, 2025, our other revenue increased 109.2% compared to the same period in the prior year primarily due to the increase in Zedge Premium net revenue. For the three months ended April 30, 2025, Zedge Premium net revenue increased 112.9% compared to the same period in the prior year primarily attributable to additional revenue from certain AI generative features we rolled out in our Zedge App in fiscal 2024 and the effect of the write-down of advanced royalties paid to certain content creators or owners in the prior period.

For the three months ended April 30, 2025, digital goods and services revenue declined 45.3% compared to the same period in the prior year primarily due to the 33.8% decrease in GuruShots’ MAP coupled with 17.1% decrease in ARPMAP for the corresponding periods.

Nine months Ended April 30, 2025 Compared to Nine months Ended April 30, 2024

For the nine months ended April 30, 2025, our advertising revenue decreased 4.6% compared to the same period in the prior year primarily due to lower ad inventory resulting mainly from the decline in MAU partially offset by an increase in price per advertising impression paid by the advertisers on our platform when compared to the same periods a year ago, which was driven by increased competition for our ad inventory.

For the nine months ended April 30, 2025, our subscription revenue increased 15.7%, and our subscription billings increased 33.4% compared to the same period in the prior year primarily due to the introduction of our iOS subscription offering in April 2023 and the lifetime subscription product for Android users we rolled out in August 2023.

For the nine months ended April 30, 2025, our other revenue increased 91.1% compared to the same period in the prior year primarily due to the increase in Zedge Premium net revenue. For the nine months ended April 30, 2025, Zedge Premium net revenue increased 98.2% compared to the same period in the prior year primarily attributable to additional revenue from certain AI generative features we rolled out in our Zedge App in fiscal 2024.

For the nine months ended April 30, 2025, digital goods and services revenue declined 36.5% compared to the same period in the prior year primarily due to the decreases in both MAP and ARPMAP.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Direct cost of revenues	$452	$455	-0.7%	$1,360	$1,399	-2.8%
As a percentage of revenues	5.8%	5.9%		6.2%	6.2%

Direct cost of revenues decreased 0.7% in the three months ended April 30, 2025 compared to the same period in the prior year primarily due to continued optimization of our backend infrastructure. As a percentage of revenue, direct cost of revenues in the three months ended April 30, 2025 decreased to 5.8% from 5.9% for the same period in the prior year.

Direct cost of revenues decreased 2.8% in the nine months ended April 30, 2025 compared to the same period in the prior year primarily due to continued optimization of our backend infrastructure. As a percentage of revenue, direct cost of revenues in the nine months ended April 30, 2025 was flat at 6.2% when compared to the same period in the prior year primarily due to the cost savings offset by lower revenue in the current year period.

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

	Three Months Ended April 30,			Nine Months Ended April 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Selling, general and administrative	$6,343	$6,752	-6.1%	$20,278	$18,773	8.0%
As a percentage of revenues	81.8%	88.2%		92.5%	83.4%

SG&A expense decreased 6.1% in the three months ended April 30, 2025 compared to the same period in the prior year primarily due to lower compensation expenses resulting primarily from the corporate restructuring implemented in January 2025. As a percentage of revenue, SG&A expense in the three months ended April 30, 2025 was 81.8% compared to 88.2% for the same period in the prior year.

SG&A expense increased 8.0% in the nine months ended April 30, 2025 compared to the same period in the prior year primarily due to higher PUA, higher net compensation expenses (resulting primarily from lower capitalized software and technology development costs in the current year period) and higher platform fee paid to Google and Apple offset by lower discretionary spends and lower stock-based compensation expense. In the nine months ended April 30, 2025, we ramped up PUA for our Zedge App significantly but scaled back PUA spend for GuruShots as compared to the same period in the prior year. We expect to continue our investment in PUA for our Zedge App in the near term provided that the ROAS remains compelling while materially cutting back on PUA for GuruShots, at least through the end of the fiscal year. As a percentage of revenue, SG&A expense in the nine months ended April 30, 2025 was 92.5% compared to 83.4% for the same period in the prior year.

Global headcount as of April 30, 2025 totaled 96 (including 15 at GuruShots) compared to 100 (including 29 at GuruShots) as of April 30, 2024 with the majority of those employees based in Lithuania and Israel. In January 2025, we implemented a corporate restructuring and reduced our global headcount by approximately 22% which will reduce our headcount to about 80 at the end of our fiscal 2025. Details are more fully described in Note 14 Restructuring and Other Related Charges to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following table summarizes stock-based compensation expense included in SG&A expense for the three and nine months ended April 30, 2025 and 2024:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2025	2024	% Change	2025	2024	% Change
Stock-based compensation expense	$603	$683	-11.7%	$1,308	$1,673	-21.8%

Stock-based compensation expenses decreased 11.7% in the three months ended April 30, 2025 compared to the same period in the prior year. The decrease was primarily attributable to lower aggregate fair value related to the DSUs granted in November 2024 compared to that of the DSUs granted in September 2021 which were being recognized on a graded vesting basis over the requisite service periods. Additionally, our stock-based compensation expense related to the portion of retention bonus to be paid in our Class B common stock in connection with the GuruShots acquisition have been fully recognized as of April 1, 2025, which contributed in part to the year over year decrease.

Stock-based compensation expenses decreased 21.8% in the nine months ended April 30, 2025 compared to the same period in the prior year. The decrease was primarily attributable to lower aggregate fair value related to the DSUs granted in November 2024 compared to that of the DSUs granted in September 2021 which were being recognized on a graded vesting basis over the requisite service periods. Additionally, our stock-based compensation expense related to the portion of retention bonus to be paid in our Class B common stock in connection with the GuruShots acquisition have been fully recognized as of April 1, 2025, which contributed in part to the year over year decrease.

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

	Three Months Ended April 30,			Nine Months Ended April 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Depreciation and amortization	$225	$583	-61.4%	$924	$2,120	-56.4%
As a percentage of revenues	2.9%	7.6%		4.2%	9.4%

Depreciation and amortization expenses decreased 61.4% in three months ended April 30, 2025 compared to the same period in the prior year primarily due to the $11.9 million impairment charge recorded in Q2 of fiscal 2024.

Depreciation and amortization expenses decreased 56.4% in nine months ended April 30, 2025 compared to the same period in the prior year also due to the $11.9 million impairment charge recorded in Q2 of fiscal 2024.

Impairment of intangible assets. For the nine months ended April 30, 2024, we recorded an approximately $11.9 million impairment of intangible assets of our GuruShots reporting segment, as more fully described in Note 5 Intangible Assets and Goodwill to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Restructuring charges. For the three and nine months ended April 30, 2025, we recorded approximately $0.6 and $1.1 million, respectively, in restructuring charges primarily consisting of severance and employee benefits in connection with the global restructuring implemented in January 2025, as more fully described in Note 14 Restructuring and Other Related Charges to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Impairment of capitalized software and technology development costs. For the nine months ended April 30, 2025, we wrote off approximately $0.8 million of GuruShots’ capitalized software and technology development costs in connection with the global restructuring implemented in January 2025, as more fully described in Note 14 Restructuring and Other Related Charges to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Interest and other income, net.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Interest and other income, net	$154	$188	-18.1%	$507	$434	16.8%
As a percentage of revenues	2.0%	2.5%		2.3%	1.9%

In the three months ended April 30, 2025, interest and other income, net decreased by $34,000 compared to the same period in the prior year, primarily due to lower interest yield we received on our cash in the current year period.

In the nine months ended April 30, 2025, interest and other income, net increased by $73,000 compared to the same period in the prior year, primarily due to lower interest yield we received on our cash in the current year period, which was more than offset by $65,000 in interest expense related to the $2 million term loan which was repaid in November 2023 and the $50,000 impairment charge related to our investment in a privately held company of which the carrying value was reduced to $0 as of October 30, 2023.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands, except percentages)
Net loss resulting from foreign exchange transactions	$(41)	$(80)	-48.8%	$(141)	$(223)	-36.8%
As a percentage of revenues	-0.5%	-1.0%		-0.6%	-1.0%

In the three months ended April 30, 2025, net loss resulting from foreign exchange transactions was $41,000 compared to a net loss of $80,000 for the same period in the prior year primarily due to unfavorable FX movement related to our NOK and EUR hedging activities in both current and prior periods.

In the nine months ended April 30, 2025, net loss resulting from foreign exchange transactions decreased by $82,000 from $141,000 to $223,000 when compared to the same period in the prior year primarily due to unfavorable FX movement related to our NOK and EUR hedging activities in both current and prior periods.

We recognized Mark to Market (“MTM”) gains of $65,000 and losses of $51,000 from NOK and EUR hedging activities, respectively, as of April 30, 2025 and July 31, 2024, as more fully described in Note 4, Derivative Instruments, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Following closure of our Norwegian office, we do not anticipate further USD to NOK hedging activities.

Income taxes expense (benefit)

	Three Months Ended April 30,			Nine Months Ended April 30,
	2025	2024	% Change	2025	2,024	% Change
	(in thousands, except percentages)
Income taxes expense (benefit)	$88	$(137)	nm	$(318)	$(2,397)	-86.7%
As a percentage of revenues	1.1%	-1.8%		-1.5%	-10.6%

In the three months ended April 30, 2025, income taxes expense was $88,000 compared to an income tax benefit of $137,000 for the same period in the prior year, resulting primarily from the $273,000 pre-tax income in the current year period compared to the pre-tax loss of $24,000 in the prior period.

In the nine months ended April 30, 2025, income tax benefit decreased by $2.1 million compared to the same period in the prior year, resulting primarily from the $2.5 million increase in deferred tax assets related to the $11.9 million impairment loss on GuruShot’s intangible assets recorded in the prior period offset by $0.2 million increase in deferred tax assets related to the impairment charge of GuruShot’s capitalized software and technology development costs of $0.8 million recorded in the current year period.

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge Marketplace and GuruShots segment income (loss) from operations for the three and nine months ended April 30, 2025 and 2024:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2025	2024	% Change	2025	2024	% Change
Segment income (loss) from operations:
Zedge Marketplace:	$1,264	$1,197	5.6%	$2,240	$4,532	-50.6%
GuruShots:	(1,104)	(1,329)	-16.9%	(4,757)	(16,272)	-70.8%
Total	$160	$(132)	-221.2%	$(2,517)	$(11,740)	-78.6%

Three months Ended April 30, 2025 Compared to Three Months Ended April 30, 2024

For the three months ended April 30, 2025, our income from operations related to the Zedge Marketplace increased 5.6% to $1.3 million from $1.2 million for the same period in the prior year, primarily due to higher revenue coupled with lower personnel related expenses offset by the increase in user acquisition costs, restructuring charges and other expenses.

For the three months ended April 30, 2025, our loss from operations related to GuruShots decreased 16.9% to $1.1 million from $1.3 million for the same period in the prior year, primarily due to lower revenue more than offset by lower personnel expenses, lower users acquisition costs and lower platform fees.

Nine months Ended April 30, 2025 Compared to Nine months Ended April 30, 2024

For the nine months ended April 30, 2025, our income from operations related to the Zedge Marketplace decreased 50.6% to $2.2 million from $4.5 million for the same period in the prior year, primarily due to higher users acquisition costs and higher other expenses incurred in the current year period. Additionally, we recorded $0.7 million restructuring charges in the current year period which contributed in part to the decrease in the segment income from operation related to the Zedge Marketplace.

For the nine months ended April 30, 2025, our loss from operations related to GuruShots decreased 70.8% to $4.8 million from $16.3 million for the same period in the prior year, primarily due to lower revenue coupled with the $11.9 million impairment loss of intangible assets recorded in the prior period.

Liquidity and Capital Resources

General

At April 30, 2025, we had cash and cash equivalents of $20.4 million and working capital (current assets less current liabilities) of $17.5 million, compared to $20.0 million and $17.7 million, respectively, at July 31, 2024. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending June 13, 2026. We maintain a revolving credit facility of $4 million, including a foreign exchange contract facility of up to $7.5 million with WAB, as discussed below under Financing Activities and in Note 10, Term Loan and Revolving Credit Facility, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following tables present selected financial information for the nine months ended April 30, 2025 and 2024:

	Nine Months Ended April 30,
(in thousands)	2025	2024	$ Changes
Cash flows provided by (used in):
Operating activities	$2,748	$5,155	$(2,407)
Investing activities	(378)	(1,028)	650
Financing activities	(2,030)	(2,162)	132
Effect of exchange rate changes on cash and cash equivalents	95	(165)	260
Increase in cash and cash equivalents	$435	$1,800	$(1,365)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Net cash provided by operating activities was $2.7 million for the nine months ended April 30, 2025, primarily consisting of a $1.8 million net loss, adjusted for certain non-cash items, which included a $0.6 million impairment charge (net of tax effect) of capitalized software and technology development costs, $0.9 million of amortization, depreciation, and write-offs, $1.3 million of stock-based compensation expense, and a net increase in operating assets and liabilities of $1.7 million, primarily from the deferred revenue associated with the lifetime subscriptions sold during the period.

Net cash provided by operating activities was $5.2 million for the nine months ended April 30, 2024, primarily consisting of $9.1 million of net loss, adjusted for certain non-cash items, which included a $9.3 million impairment charge (net of tax effect) of intangible assets, $2.2 million of amortization, depreciation, and write-offs, $1.7 million of stock-based compensation expense, and a net increase in operating assets and liabilities of $1.1 million.

Investing Activities

Cash used in investing activities in the nine months ended April 30, 2025 and 2024 consisted primarily of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

On November 15, 2023, the Company voluntarily prepaid the entire principal amount of $2 million in accordance with the terms of the Amended Loan Agreement without incurring any prepayment penalty.

In the nine months ended April 30, 2025, we repurchased - in connection with the share repurchase program – 683,506 shares of our Class B common stock for approximately $2.0 million compared to 60,206 shares for approximately $152,000 in the prior period.

In the nine months ended April 30, 2025 and 2024, we purchased 6,903 shares and 6,328 shares, respectively, of our Class B common stock from certain employees for $22,000 and $13,000, respectively, to satisfy tax withholding obligations in connection with the vesting of DSUs.

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

In the nine months ended April 30, 2025, one major customer represented 35% of our revenue. In the nine months ended April 30, 2024, two customers represented 31% and 10% of our revenue, respectively. At April 30, 2025, two customers represented 45% and 13% of our accounts receivable balance, respectively. At April 30, 2024, two customers represented 36% and 19% of our accounts receivable balance, respectively. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At April 30, 2025, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2025.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Other than as set forth below, there are no material changes from the risk factors previously disclosed in Item 1A to Part I of the 2024 Form 10-K.

Privacy and Data Protection Risks

The deployment of AI technologies in our products and services may involve the collection, processing, and storage of personal data, potentially exposing us to heightened privacy and data protection risks. Non-compliance with data protection regulations such as the General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA) could result in significant fines, legal actions, and reputational damage. Moreover, AI systems can inadvertently process sensitive information, leading to unauthorized disclosures or misuse of personal data. As regulatory frameworks evolve, we may incur increased costs to ensure compliance and adapt our AI systems accordingly.

Algorithmic Bias and Discrimination

AI models are susceptible to biases present in training data, which can lead to discriminatory outcomes. Such biases may result in unfair treatment of users or creators, potentially violating anti-discrimination laws and damaging our brand reputation. Addressing algorithmic bias requires ongoing efforts in data curation, model evaluation, and the implementation of fairness measures, which may increase operational complexity and costs.

Cybersecurity Vulnerabilities in AI Systems

AI systems can introduce new cybersecurity vulnerabilities, including susceptibility to adversarial attacks, model inversion, and data poisoning. Exploitation of these vulnerabilities could lead to unauthorized access to sensitive information, disruption of services, or manipulation of AI outputs. As cyber threats become more sophisticated, we must invest in advanced security measures and continuously monitor our AI systems to mitigate potential risks.

Regulatory and Compliance Challenges

The regulatory landscape for AI is rapidly evolving, with new laws and guidelines emerging globally. Compliance with diverse and potentially conflicting regulations across jurisdictions may require significant resources and adjustments to our AI development and deployment practices. Failure to adhere to applicable laws could result in legal penalties, restrictions on our operations, and harm to our reputation.

Intellectual Property and Ownership Issue

The use of AI-generated content raises complex intellectual property (IP) considerations, including questions about ownership rights and potential infringement of third-party IP. Uncertainties in IP law regarding AI outputs may expose us to legal disputes and challenges in protecting our proprietary content. We may need to invest in legal expertise and adjust our content policies to navigate these complexities effectively.

Operational Dependence on AI Technologies

Our increasing reliance on AI technologies for various operational aspects, such as content moderation, personalization, and user engagement, may pose risks if these systems fail or produce unintended outcomes. Technical issues, data inaccuracies, or system malfunctions could disrupt our services and negatively impact user experience. Ensuring the reliability and accuracy of AI systems requires ongoing maintenance, testing, and potential human oversight.

Ethical and Reputational Considerations

The deployment of AI technologies can raise ethical concerns, particularly if users perceive AI-driven decisions as opaque or unfair. Public scrutiny and negative perceptions regarding our use of AI could harm our brand and user trust. We must proactively address ethical considerations in our AI development processes and maintain transparency to mitigate reputational risks.

Talent Acquisition and Retention

The specialized nature of AI development necessitates skilled personnel, and competition for such talent is intense. Challenges in attracting and retaining qualified AI professionals could impede our ability to innovate and maintain our AI systems effectively. We may need to offer competitive compensation and invest in training programs to build and sustain our AI capabilities.

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

The following table summarizes the share repurchase activity for the third quarter of our fiscal 2025 ended April 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in thousands)		(in thousands)	(in thousands)
February 1, 2025 to February 28, 2025	82	$2.81	82	$4,085
March 1, 2025 to March 31, 2025	50	$2.31	50	$3,970
April 1, 2025 - April 30, 2025	87	$2.18	87	$3,780
Total	219		219

(1)	The average price paid per share includes any broker commissions.

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

ZEDGE, INC.

June 13, 2025	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

June 13, 2025	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer