Form 10-K
period 2025-07-31
Zedge, Inc.
filed 2025-10-28
CIK 1667313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended July 31, 2025

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $2.71 per share, as reported on the New York Stock Exchange, was approximately $37.9 million.

As of October 24, 2025, the registrant had outstanding 524,775 shares of Class A common stock and 12,479,136 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 14, 2026, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Zedge, Inc.

PART I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, collectively. Our fiscal year runs from August 1 through July 31. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2025 refers to the fiscal year ended July 31, 2025).

Item 1. Business

Company Overview

Zedge builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, which we refer to as our “Zedge App,” a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper and ringtone maker, GuruShots, a skill-based photo challenge game, and Emojipedia, the #1 trusted source for ‘all things emoji’. Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce.

We are part of the ‘Creator Economy,’ which is estimated to be worth between $191 billion and $250 billion globally in 2025, with some forecasts placing the global market size as high as $848 billion by 2032123. According to multiple reports, there are now over 207 million active content creators worldwide.45 Furthermore, between 45% and 47% of creators identify as working full-time in this space678. Most creators earn modest incomes, and studies suggest that only a small portion, approximately 4%, of creators earn more than $100,000 per year91011. We view the Creator Economy as an opportunity for Zedge to expand our business, especially as we execute by connecting our gamers with our marketplace.

Our Zedge App (which is named “Zedge Wallpapers” in the App Store) offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. Over the past two fiscal years, our Zedge App has had between 22.1 million and 28.7 million monthly active users (“MAU”), ending with 23.3 million MAU as of July 31, 2025. MAU is a key performance indicator (“KPI”) for our Zedge App that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content for purchase. In turn, our users utilize the content to personalize their phones and express their individuality.

In fiscal 2023, we introduced pAInt, a generative AI wallpaper maker in the Zedge App. A generative AI wallpaper maker is an implementation of artificial intelligence software that can create images from text descriptions. To interface with a generative AI image maker, a user enters a text description of the image they want to create, and the software generates an image based on that description. Today, pAInt is available for text-to-image, image-to-image, and text-to-audio creation. In addition, we upgraded Zedge+, our paid subscription offering by bundling together an ad-free experience with value adds making the offering more compelling.

We often refer to our freemium ringtones and wallpapers, our subscription offering, the functionality for creators to market their products and ancillary offerings and features both in our Zedge App and website, as our Zedge Marketplace.

[1]	https://www.coherentmarketinsights.com/industry-reports/global-creator-economy-market
[2]	https://market.us/report/creator-economy-market/
[3]	https://inbeat.agency/blog/creator-economy-statistics
[4]	https://demandsage.com/creator-economy-statistics/
[5]	https://www.forbes.com/sites/stevenbertoni/2025/06/16/forbes-top-creators-2025/
[6]	https://www.wpbeginner.com/research/creator-economy-statistics-that-will-blow-you-away/
[7]	https://nealschaffer.com/creator-economy-statistics/
[8]	https://www.spiralytics.com/blog/content-creator-statistics-2025/
[9]	https://blog.invitemember.com/how-much-do-content-creators-make/
[10]	https://brentonway.com/top-influencer-marketing-statistics/
[11]	https://blog.hootsuite.com/instagram-statistics/

The Zedge Marketplace’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly or annual subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of July 31, 2025, we had approximately 984,000 active subscribers.

In fiscal 2025, we began building DataSeeds.AI (“DataSeeds”), a business-to-business marketplace offering access to our rapidly growing catalog of over 30 million high-quality, fully rights-cleared images for AI training, ecommerce, and stock photos. Uniquely positioned to deliver custom content at scale, DataSeeds leverages its global creator network, tens of thousands of photographers from GuruShots and creators from Zedge to fulfill highly specific client briefs across geographies, themes, and use cases. DataSeeds addresses a critical challenge facing foundational models today: the need for edge-case visual content to improve accuracy and performance. Each asset can be enhanced with detailed annotations, segmentation masks, technical metadata, and peer-based quality rankings, ensuring datasets are both robust and production-ready. With scalable infrastructure and fast turnaround times, DataSeeds is a powerful partner for enterprises building the next generation of AI-powered applications.

In April 2022, we acquired GuruShots Ltd (“GuruShots”), a gamified photography platform that engages a global community of photographers through daily challenges, real-time feedback, and a competitive, interactive experience. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 550,000 photographs and casting close to 2.8 billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

GuruShots utilizes a ‘Free-to-Play’ business model and generates revenue through in-app purchases of virtual currency. Players can use this currency to unlock competitions or gain an edge by purchasing resources and participating in additional gameplay. Over the past eight years, the monthly average paying player spend has increased in excess of 6.2% annually to more than $40.9 per player.

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

Since the acquisition, GuruShots has faced challenges in growth and profitability, and its revenue has declined. We have cut costs at GuruShots, including as part of the restructuring implemented in January 2025, and have materially scaled back on paid user acquisition (PUA) for the unit. In parallel, we are developing a plan, referred to as GuruShots 2.0, to revamp GuruShots’ offering in order to put it on a growth trajectory and unlock the potential value of this asset. Our strategy focuses on attracting new users and converting them into recurring, paying players. To date, we have introduced a fun and comprehensive onboarding experience to draw new users into the gameplay with ease and migrated to a coin-based in-game economy to enable more opportunities to reward and monetize players

Historically, we marketed GuruShots to prospective players primarily via PUA channels including Google, Meta, TikTok and other platforms, utilizing a variety of advertising media, formats, such as static and video ads. As part of the GuruShots 2.0 development plan, we have significantly reduced PUA investment for GuruShots to improve Return-on-Ad-Spend (ROAS) and intend to continue managing PUA spend in the current timeframe.

In addition to its potential as a standalone game, we believe that the extensive library of photographs generated by GuruShots players through submissions to GuruShots’ competitions represents a valuable dataset for our emerging DataSeeds offering. To date, we have secured rights to license a portion of this library for various applications, including AI training, and we continue to expand the licensable catalog by securing rights to additional photographs. We believe the scale and distinctive characteristics of this dataset position it as a meaningful resource for DataSeeds’ target market.

In August 2021, we acquired Emojipedia Pty Ltd (“Emojipedia”), the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news, as well as World Emoji Day and the annual World Emoji Awards. In July 2025, Emojipedia received approximately 48.4 million monthly page views and has approximately 8.9 million monthly active users as of July 31, 2025 of which approximately 46.2% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends.

Post its acquisition in August 2021, Emojipedia was immediately accretive to earnings. In the past year, we have implemented multiple changes to Emojipedia including an AI-powered emoji sticker generator tool as well as an extensive emoji sticker library.

In late September 2025, Google released an update to its Search Engine Results Page (SERP) enabling users to copy emojis directly from search results rather than being directed to third-party sites such as Emojipedia. In addition, AI platforms, including ChatGPT and Claude, now return emoji results in response to user queries. While it is too early to accurately quantify the impact of these changes on Emojipedia’s monthly active users (MAU), we believe they are likely to result in reduced traffic and adversely affect revenue. In light of these developments, we are evaluating potential mitigation strategies and will determine whether such measures warrant investment given the associated costs and expected benefits.

Our Strategy

Our vision is to provide tools that enable easy and high-quality digital content creation, connect the creators together with friendly competitions and expose the content to communities of prospective consumers in order to drive commerce.

Our Strategic Flywheel

Our long-term strategy calls for creating and supporting a flywheel that leverages the synergies of content creation, gaming and marketplaces by empowering consumers with easy-to-use content creation utilities whose output can be used to engage across a multitude of online and mobile platforms including social networks, messaging, and gaming as well as for commerce purposes. This is unlike the existing dynamic that many gaming platforms offer to players, who can create and sell virtual goods that are valuable only within the context of that particular ecosystem. Although the foundation of our strategy is currently centered around existing offerings, over time we expect to expand into other content verticals that have relevance beyond gameplay and we continuously evaluate our units to determine which best fit into our strategic goals in their current forms, which need revamping and which no longer support our long term goals.

One example of this approach in practice using our current is GuruShots. GuruShots is a skill-based game that attracts creators (mainly, amateur photographers) with friendly photo competitions in which they compete to gain recognition and pedigree. We believe that adding the ability for them to benefit by availing their content to third-parties is an attractive benefit that enables players not only to have fun, but also to earn money while doing so. If this dual purpose resonates well with our players it may contribute to improving user growth and increasing the lifetime value. It will also enable us to expand our marketplace with a business-to-business offering where we can sell to enterprises including technology companies, stock photo sites, ecommerce vendors, to name a few. Recently, we have begun to utilize the extensive library of photographs generated by GuruShots players through submissions to GuruShots’ competitions as a dataset for our emerging DataSeeds offering. This is an example of our ongoing efforts to apply our assets and strengths to support existing or new offerings that will enhance the value creation of our company.

Executing this strategy calls for concentrating our efforts on the following goals:

●	Invest in growing our user base and improving profitably. We expect to continue devoting resources to growing our user base profitably by:

○	analyzing user demographics to identify key segments that yield the highest profitability and quickest ROAS;

○	testing to determine which user segments are most responsive to new offerings and crafting targeted marketing strategies based on those insights;

○	studying our users’ needs and enhancing our products to align with the preferences of our most profitable segments;

○	developing and offering new features and services that are attractive to both new and existing users;

○	investing in paid user acquisition campaigns that yield profitable customers, based on empirical data and focused, primarily, on well-developed markets; and

○	exploring crossover marketing opportunities between user segments to maximize reach and engagement.

●	Improve monetization. Continue developing monetization methods that will help us grow, including advancements of the in-app economy, subscription models, e-commerce, and new advertising products, implementations, and optimizations. For example, in fiscal 2024 we revamped our subscription offering and have experienced growth as a result of this overhaul. We believe that our products and customer base are attractive to advertisers, brands, artists, and players and will yield new monetization opportunities. In addition, we expect that we will be able to capitalize on cross marketing our suite of products to this customer base.

●	Continue to invest in product and technology in and across our product suite. We plan to make continued, selected investments in product feature sets and functionality in order to both maintain our existing user base and attract new users. In addition, we envision applying our product expertise to verticals that we currently do not have in our portfolio. For example, we launched pAInt, our generative AI wallpaper maker in late 2022 in order to avail our consumers with the ability of becoming creators.

●	Better utilize data to improve user acquisition and customer engagement. We plan to better utilize data to improve the user experience, scale profitable user acquisition and improve the use of our product through personalized recommendations and content feeds, enhanced search and content discovery, and optimized pricing. We have benefited from the investment we have made in our data and business analytics teams enabling us to make data driven decisions in shortened timeframes and also expand the number of A/B tests that we use to compare various product changes.

●	Build our marketplaces into a compelling platform for artists and creators. One goal we have set for ourselves is to build marketplaces where artists’ needs are prioritized and where they can generate incremental income or benefits from their artwork. As we upgrade offerings (including the developing GuruShots 2.0) or introduce new products and services, we seek to determine which features can support this goal.

●	Increase our marketing efforts. We use our full-stack marketing team to scale user acquisition—both paid and organic—invest in building and/or buying data analytic tools that provide valuable insights into our marketing initiatives and focus on the evolving fields of search engine optimization and app store optimization. We have also invested resources to improve product marketing with the goal of driving engagement and retention. Finally, we utilize AI to quickly and efficiently market to prospective users.

●	Diversify our revenue stack. Historically, the majority of our revenue has been derived from advertising. We plan to diversify our revenue streams, most recently by enabling GuruShots’ players to monetize their content, with the Company retaining a portion of the proceeds.

●	Product Innovation Team. We have established a Product Innovation Team to leverage AI, vibe coding, and automations in order to accelerate the development of minimally viable products (“MVPs”) and rapidly determine, based on empirical data, which concepts merit further investment. Our enterprise-wide adoption of AI is yielding efficiencies that are enabling us to achieve this goal, allowing us to reallocate employees from existing product responsibilities to new product development. In early fiscal 2026, we launched an MVP of an app, developed in just weeks by a streamlined team of two engineers and one designer.

●	Selectively pursue strategic investments, partnerships, and acquisitions. On a selective basis, we will look to invest in, partner with, or purchase entities that can provide synergistic growth opportunities for our Zedge Marketplace and otherwise. For example, in April 2022 we acquired GuruShots and in August 2021 we acquired Emojipedia. Each of these acquisitions offers new growth opportunities both on a stand-alone basis as well as on an integrated and synergistic basis that we believe can impact our business in a materially positive fashion.

Our Competitive Advantages

We believe that the following competitive strengths will drive the growth of our business:

●	Large, global customer base. We benefit from having a large customer base. As of July 31, 2025, the Zedge App had 23.3 million MAU, of which approximately 23.3% were in well-developed markets and 76.7% were in emerging markets. Typically, customers in well-developed markets monetize at a material premium when compared to those in emerging markets. The Android version of the Zedge App is available in 14 languages and Emojipedia is available in 19 languages. We possess a highly diversified portfolio of content and attribute this in part to our global reach which makes us attractive to creators interested in meeting various customer tastes and preferences. In addition, our diverse customer base attracts advertisers seeking customers that have adequate disposable income to purchase their products and services. Our Zedge Marketplace’s large customer base is also a draw to artists and brands looking to market their content to a critical mass of users.

●	Leading global provider of mobile personalization content. The Zedge App has a global customer base of approximately 23.3 million MAU as of July 31, 2025, enabling users to easily personalize their mobile phones with a wide variety of free, high-quality ringtones, wallpapers, notification sounds, video wallpapers, custom app icons (only available for iOS), as well as create bespoke wallpapers with pAInt, our generative AI creation suite. We believe that the Zedge Marketplace is well positioned for continued leadership in the personalization space.

●	Deep Knowledge of Gaming. We have leaders with years of experience in building and operating games of skill across digital platforms including iOS, Android, and web. We intimately understand game design, onboarding, game mechanics, LiveOps, feedback loops, in-game resource balancing, scarcity, and how to make a game fun, challenging, and fair.

●	Extensive Experience Combining Gaming and a Real-World Activity. We have years of experience in combining game dynamics with a real-world activity. In the case of GuruShots the real-world activity is photography. Successfully combining these is non-trivial and requires a great deal of expertise and understanding that the team has acquired over the years.

●	High-quality products. We do our best to provide our customers with high-quality products and superior user experiences. We prioritize our customers’ needs and believe that this focus is critical for our long-term growth and expansion. We invest significant resources in product development, design, and usability. We beta test product enhancements extensively and closely monitor customer feedback to ensure that we meet users’ needs. To date, our Zedge App has received more than 16 million reviews in Google Play where it boasts a 4.7 star rating out of a maximum of 5 stars. GuruShots has a 4.4-star rating in the App Store albeit from a universe of several thousand reviews.

●	Human Capital. We have a team of highly experienced professionals that take pride and ownership in their work product. Our diverse employee base is passionate about our product suite and its mission to make our strategy a reality. Our culture is founded on respect and empowerment which are critical in light of us having offices in four different countries with a hybrid in-person work attendance policy. We strive to create an environment where our employees can be autonomous and creative. Our people possess deep expertise in product design and management, development, marketing, monetization, data and analytics and operations.

●	Management team. We have an experienced management team with longstanding tenure with the company and deep knowledge of the mobile app landscape who are highly focused on execution. Our core management team possesses a solid understanding of the mobile app industry, product design and development, operations, and monetization. Collectively, our management team has a proven ability in building and scaling a business and pursuing opportunities with a manageable risk profile.

●	Large and diverse content catalog. Our large and diverse catalog of content includes wallpapers, ringtones, notification sounds, video wallpapers, photographs, and emojis. With artists and contributors spanning the globe, we have assembled a vast array of both user generated and licensed content to meet the needs of our users.

●	Scalable and Reliable Technology and infrastructure. Our products are built upon scalable technology and infrastructure that reliably serves tens of millions of MAU, globally. We use a combination of off-the-shelf and proprietary technologies and infrastructure solutions that scale efficiently to meet the needs of our large customer base.

Competition

We face competition in all aspects of our business and especially from other digital marketplaces and gaming companies. In running our business, we compete for:

●	Consumers. We compete for consumers’ leisure time, attention, and spending versus alternative forms of entertainment that are available to them as well as against online platforms and marketplaces that offer utility and content for mobile phone personalization.

●	Content creators. There are many online platforms that offer content creators an ecosystem in which they can make their content available to consumers. Some of these platforms may have better incentives, paid or other, that may potentially make them more attractive than our marketplace.

●	Advertisers. We face significant competition in securing spend from advertisers.

●	Other Game and Mobile App Developers. Game and mobile app developers that offer engaging and interesting products are competitors and we may not be aware of many of them who may be more proficient at capitalizing on user acquisition channels in order to gain access to large user bases and their network effects to expand virally and quickly.

●	Alternative options and products for mobile personalization, generative AI creation tools, games and emojis. There are many other marketplaces and platforms that offer mobile personalization content, generative AI creation tools, games, and emoji resources, some of whom are better funded than we are. We believe that we possess a competitive advantage because of our:

○	large user base;

○	“one-stop shop” approach to mobile personalization and creation features, which avails customers with a wide array of ringtones, wallpapers, notification sounds, and video wallpapers within the same Android app;

○	flexibility that allows the customer to selectively choose what they would like to personalize without handing over the core elements of the native operating system to a third party and overwhelming the user with a myriad of complex options;

○	large content catalog;

○	recognized and well-respected brands;

○	proprietary recommendation engine; and

○	market ranking and longevity.

●	Rapid-Paced and Changing World of Mobile App Development. The mobile app ecosystem changes quickly and regularly with new apps capturing massive audiences competing for consumers’ time, mindshare, and money. This is an ongoing competitive threat requiring us to do our best to adapt as necessary to remain relevant and meaningful.

●	Distribution and Discovery Platforms including Google, Apple, OpenAI, and other large intermediaries. Their algorithms, policies and AI-driven results increasingly surface answers and content within the platform UI, which may diminish referral traffic to our properties and impact acquisition costs and monetization.

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

In January 2019, we started offering freemium Zedge App Android users the ability to convert into paying subscribers in exchange for removing unsolicited advertisements from our Zedge App. In April 2023, we introduced a subscription tier in the iOS version of the app. As of July 31, 2025, we had approximately 984,000 active subscribers, including approximately 693,000 lifetime subscriptions.

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

In December 2022, we introduced ‘pAInt’ our generative AI creation suite within the Zedge App. pAInt enables users with the ability to create high quality AI images and audio by typing a brief description of what they are interested in or by uploading visual content that they want to tune with AI.

In early 2025, Zedge implemented cost cutting initiatives to enhance profitability and support long-term growth. Overall, the estimated total savings from the global restructuring and other cost reduction initiatives were expected to range from $3.9 million to $4.1 million annually. In total, our global workforce was reduced by 22% and annualized compensation-related cost savings were projected to be in the vicinity of $2.6 million.

Our Technology

Our ecosystem is powered by a scalable, distributed platform that integrates both open-source and proprietary technologies. It spans key domains such as content management, content discovery, web and mobile application development, data science and analytics, device compatibility, advertising and marketing technology, and reporting.

We have built a robust infrastructure that enables continuous ideation, experimentation, and deployment. This environment allows our development teams to quickly test hypotheses, analyze outcomes, and operationalize successful innovations.

Generative AI and large language models (LLMs) are embedded throughout our technology stack, powering a wide range of workflows—from automating content creation and enrichment to facilitating content translation. For example, generative models assist users in creating wallpapers, ringtones, and other digital assets by generating imagery and audio based on user input and LLM-generated suggestions. Meanwhile, LLM-driven systems enhance content translation for a broader global audience and refine search and discovery algorithms for real-time, relevant content delivery.

Our data pipelines continuously train and fine-tune machine learning models using user engagement signals. These insights feed into recommender systems and ranking algorithms, optimizing for both user satisfaction and content diversity.

Operationally, LLM tools assist developers and data scientists by automating tasks such as code refactoring and documentation generation, improving productivity and reducing turnaround time.

From an end user’s perspective, our platform minimizes response latency and optimizes resource allocation while maintaining cost efficiency. Distributed systems, caching strategies, and inference optimization techniques ensure fast content rendering and real-time recommendations. At GuruShots, our unique technology stack combines open-source and proprietary systems to power a highly-engaging gamified photography platform. Our advanced ranking algorithms ensure fair exposure for participants, while our real-time voting and ranking engine scales seamlessly to support millions of concurrent interactions. Our AI-driven recommendation system curates personalized competition suggestions based on users’ photographic style and historical engagement.

To sustain vibrant participation across all competitions, AI bots intelligently maintain gameplay liquidity, ensuring active, competitive, and socially engaging challenges. All of this operates on a fully redundant, cloud-hosted infrastructure designed for high availability, scalability, and performance.

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

On April 12, 2022, we acquired GuruShots Ltd. As part of this acquisition, we acquired all intellectual property rights associated with, and encompassed within the GuruShots mobile and web-based applications, including the following domain name: GuruShots.com. In addition, we have obtained trademark registrations for “GuruShots” in the United States, Canada, European Union, and United Kingdom applied for trademark protection for “GuruShots” in India, and have obtained copyright registrations for the GuruShots mobile and web-based applications.

Human Capital

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. Our headcount totaled 82 as of July 31, 2025.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. To accomplish that, our compensation practices are designed to attract and retain qualified and motivated personnel and align their interests with the goals of the Company and with the best interests of our stockholders. Our compensation philosophy is to provide compensation to attract the individuals necessary for our current needs and growth initiatives, and provide them with the proper incentives to motivate those individuals to achieve our long-term plans, which includes among other things, equity and cash incentive plans that attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards.

We believe that talent attraction and retention are critical to our ability to achieve our strategy and that a trained, diverse and inspired workforce is integral to delivering on our objectives. Our recruiting process reaches a wide array of potential employees, and we employ a rigorous screening process to ensure that we identify and hire quality professionals. We work to ensure that compensation and benefits offered to employees are fair and reflects industry standards and best practices.

We are committed to diversity and inclusion in the workforce including a policy of non-discriminatory treatment and respect of human rights for all current and prospective employees. Discrimination on the basis of an individual’s race, religion, creed, color, sex, sexual orientation, age, marital status, disability, national origin or veteran’s status is not permitted by us and is illegal in many jurisdictions. We respect the human rights of all employees and strive to treat them with dignity consistent with standards and practices recognized by the international community.

Facilities

We do not maintain office space in the United States in light of having a small domestic team. We address certain aspects of our commercial operations, including accounting and finance, and business development from the New York area. We maintain leased facilities in Vilnius, Lithuania and Tel Aviv, Israel for members of both GuruShots and Zedge teams and that make up our product, design, monetization, marketing and technology teams. We lease space in Trondheim, Norway that formerly housed members of our team and we are exploring alternatives for that space in light of the recent restructuring and shut down of that office.

A certain number of our servers are hosted in leased data centers in different geographic locations in the United States. We utilize cloud-based resources for a significant portion of our needs and those services are hosted at the providers’ facilities.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including, but not limited to, risks regarding the following:

●	If we fail to keep up with rapid technological changes in the internet, smartphone industries, and AI, and adapt our products and services accordingly, our results of operations and future growth may be adversely affected.

●	A key component of our growth strategy involves the adoption, integration, and effective utilization of AI technologies across our products, services, and internal operations, which introduces significant and evolving risks.

●	We offer a suite of freemium apps and we may not be successful in adding new users or in retaining existing users, or if our users decrease their level of engagement with our products or do not make optional purchases of tokens, resources, or content, or convert into paying subscribers and renew their paid subscriptions our revenue, financial results and business may be significantly harmed.

●	We may not be successful in acquiring a sufficient number of users that become purchasers or retain existing users who generate profitable revenue for our apps.

●	We may not manage our in-app economy well and as a result, disincentivize users from making in-app purchases. Any failure to do so could adversely affect our business, financial condition, and results of operations.

●	If we are unable to compete for advertisers or if advertisers reduce their spend with us, our revenues, profitability and prospects may be materially and adversely affected.

●	The digital advertising market may deteriorate or develop more slowly than expected, which could materially harm our business and results of operations.

●	A material amount of our revenue is generated from a limited number of geographies and third-party advertising demand partners. Any change to this mix could result in negatively impacting our business, financial condition, and results of operations.

●	Our apps’ user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

●	We rely on third-party platforms, primarily the iOS App Store, Meta, and Google Play Store, to distribute our apps, process payments, and collect revenues generated on these platforms. These platforms exercise significant control over app distribution, monetization, advertising, and privacy policies, and frequently update their algorithms and terms of service. In addition, the integration of AI-driven content and search results by these platforms (e.g., Google’s “AI Overviews” and similar generative AI features from Apple and Meta) may reduce organic traffic to our properties by embedding content directly in platform experiences. If these platforms adopt policies — including those relating to AI integration, advertising, privacy, monetization, or content display — that are counter to our strategy, our business could be materially and adversely affected.

●	Zedge Premium, the section of our marketplace where we offer premium content (i.e., for purchase), may not yield the strategic goals and objectives that we envision, and our revenues, profitability and prospects may be materially and adversely negatively affected.

●	We operate in a highly competitive industry with low barriers to entry, and our failure to compete effectively, particularly with our AI-based offerings, could adversely affect our business and results of operations.

●	Our efforts to develop and expand our content licensing business exposes us to a number of risks that could limit our ability to grow, achieve commercial success, and maintain our overall, business, results of operations, and financial condition. Contributors may choose not to provide their content for licensing purposes, which could prevent us from scaling our licensing business.

●	If we fail to maintain and enhance our various brands, or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

●	We may not be able to effectively manage our growth or implement our future business strategies, in which case our business and results of operations may be materially and adversely affected.

●	We have offices and other significant operations located in Lithuania, and Israel, and, therefore, our results may be adversely affected by political, economic and military instability in these countries.

●	Data privacy, security, and emerging AI laws and regulations in the jurisdictions in which we operate subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties in the event of non-compliance. The need to observe these evolving requirements increases the cost of doing business and may impose operational burdens that could adversely affect our products, user experience, and competitiveness. Compliance failures by us, our partners, or our vendors could harm our business, reputation, and financial results.

●	New laws may impact our business, such as those affecting artificial intelligence and efforts by lawmakers in various jurisdictions to regulate providers of certain online services which may apply to our business and therefore introduce additional compliance obligations and potential sanctions and penalties for failings in these areas. Monitoring (and, if applicable, complying with) these developments is likely to increase the cost of doing business and any failure to comply with new laws may harm our business and reputation.

●	Our business depends on our ability to collect and effectively use data to serve relevant advertising, deliver suitable content, and identify appropriate customer prospects, and any limitation on the collection and use of this data could significantly diminish the value of our services, cause us to lose clients, make us less attractive to prospective customers and revenues.

●	Any significant system or network disruption or cyberattack could have a material adverse effect on our business prospects and results of operations.

●	We are controlled by our majority stockholder, which limits the ability of other stockholders to affect our management.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we fail to keep up with rapid technological changes in the internet, smartphone industries, and artificial intelligence (“AI”), and adapt our products and services accordingly, our results of operations and future growth may be adversely affected.

The internet and smartphone industries are characterized by rapid and innovative technological changes. Our future success will depend, in part, on our ability to respond to fast changing technologies, adapt our products and services, including those of Emojipedia, to evolving industry standards and improve the performance, functionality and reliability of our products and services. For example, AI platforms, including ChatGPT and Claude, now return emoji results in response to user queries. While it is too early to accurately quantify the impact of these changes on Emojipedia’s monthly active users (MAU), we believe they are likely to result in reduced traffic and adversely affect revenue. Our increasing reliance on AI technologies for various operational aspects, such as content moderation, personalization, and user engagement, may pose risks if these systems fail or produce unintended outcomes. Technical issues, data inaccuracies, or system malfunctions could disrupt our services and negatively impact user experience. Ensuring the reliability and accuracy of AI systems requires ongoing maintenance, testing, and potential human oversight, which may increase operational complexity and costs. Our failure to continue to adapt to such changes could harm our business. If we are slow to develop products and services that are compatible with smartphones, or if the products and services we develop are not widely accepted and used by smartphone users, we may not be able to capture a significant share of this important market. In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes for smartphones could require substantial expenditures to modify or adapt our products, services or infrastructure. If we fail to keep up with rapid and innovative technological changes to remain competitive, our future growth may be materially and adversely affected and our results of operations could be materially and adversely affected.

A key component of our growth strategy involves the adoption, integration, and effective utilization of AI technologies across our products, services, and internal operations, which introduces significant and evolving risks.

We currently incorporate AI into certain existing and planned products, as well as our internal operations. For example, in fiscal 2023 we launched pAInt, a generative AI creation suite within the Zedge App. We also rely on AI tooling, automation platforms, and emerging practices such as “vibe coding” to improve operational efficiency, enhance content creation workflows, and accelerate product development. Developing, testing, and deploying these AI systems, particularly those leveraging third-party services, may increase our cost profile due to high computing costs, which could reduce our margins and adversely affect our financial results. Achieving consistent, secure, and compliant AI adoption across departments—including Product & Engineering, Content Operations, Trust & Safety, Customer Support, Finance, and Legal/Compliance—requires ongoing investment in training, governance, and change management. Failure by any function to adopt or appropriately use these tools could reduce productivity, impair product quality, or cause compliance or security issues.

AI technologies are complex, resource-intensive, and rapidly evolving. Market demand and acceptance of AI-driven offerings, such as pAInt and Zedge Premium, remain uncertain, and our product development efforts may not achieve widespread adoption or may be outpaced by competitors. Competitors with greater financial, technical, data, or distribution resources may gain an advantage in attracting and retaining AI talent and in acquiring training data and compute capacity, which could impair our ability to maintain competitive AI capabilities. If our AI solutions, or those of others in our industry, draw controversy due to their perceived or actual societal impact—such as generating biased, harmful, or misleading content—we may experience brand or reputational harm, competitive harm, or legal liability, which could slow user adoption of our products.

The use of AI also raises ethical, reputational, and legal concerns. AI systems can generate or amplify content that is inaccurate, misleading, biased, discriminatory, harmful, or otherwise controversial, or be misused by third parties. If our AI tools produce, or are perceived to produce, such outputs, or if we fail to implement adequate human oversight, testing, and safeguards (including data governance, evaluation, and post-deployment monitoring), our brand and competitive standing could be harmed and we could face complaints, investigations, or litigation. Potential litigation or government regulation related to AI may increase the burden and cost of research and development, further subjecting us to reputational harm, competitive harm, or legal liability. Failure to address perceived or actual technical, legal, compliance, privacy, security, or ethical issues could undermine public confidence in AI, slowing customer adoption of our AI-driven products and services, such as pAInt and Zedge Premium.

We are susceptible to platform and competitive risks arising from the rapid adoption and integration of AI by established technology platforms, app stores, search engines, and new market entrants. For example, platforms may incorporate AI-driven wallpaper, emoji, or other personalization features directly into their services or AI overviews, reduce referral traffic, alter algorithms or terms governing AI content, or restrict use of third-party AI tools, any of which could decrease usage of our products or increase customer acquisition costs. Over time, improvements in AI accuracy, efficiency, and capabilities could disrupt our business model if we fail to anticipate and respond effectively.

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

Operationally, AI models depend on the quality, provenance, and security of data and on reliable third-party infrastructure. Inadequate, outdated, biased, or compromised datasets can produce flawed outputs and “model drift.” Our reliance on third-party models, APIs, datasets, and cloud providers exposes us to outages, cost volatility, performance degradation, or changes in licensing or acceptable-use terms, which could disrupt our operations if these services become unavailable or are no longer offered on commercially reasonable terms. Integrating AI introduces new cybersecurity risks, including prompt-injection, data exfiltration, model poisoning, and supply-chain vulnerabilities, as well as the risk that employees inadvertently input confidential or personal data into external systems.

Intellectual property ownership surrounding AI technologies has not been fully addressed by U.S. courts or federal and state laws, nor by international legal frameworks globally. Our ongoing development and use of generative AI tools may result in copyright infringement claims, disputes over ownership and licensing, and potential patent infringement claims, among other things. These legal challenges could be costly to defend against, leading to substantial financial obligations and reputational damage. The evolving regulatory environment and uncertain legal precedents in this field further increase our exposure to litigation risks, which could materially affect our business, financial condition, and results of operations.

Additionally, laws and regulations focused on the development and use of AI are proliferating globally and continue to evolve (for example, comprehensive AI frameworks in the EU and emerging federal and state guidance in the U.S.). Compliance may require significant documentation, transparency and record-keeping, risk assessments, model governance, content provenance or watermarking, impact assessments, vendor oversight, and restrictions on certain use cases. Noncompliance could result in investigations, fines, injunctions, remediation obligations, or other sanctions. Cross-border data transfer rules, sanctions, and export controls may affect access to datasets, models, or compute resources in some jurisdictions.

Further, our use of generative AI in aspects of our platforms may present risks and challenges that could increase as AI solutions become more prevalent. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. These deficiencies and other failures of AI systems could have negative impacts on our users’ experience and subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Contractual indemnities from vendors may be unavailable or insufficient. We may also face claims related to privacy (including the processing of personal or biometric information), publicity rights, deceptive practices, or content moderation failures. Defending such claims can be costly and time-consuming, could require changes to our products or processes, and could harm our reputation and financial results.

Finally, AI-related development and inference can increase energy consumption and costs, and investor or regulatory focus on sustainability may impose additional constraints. If we fail to implement robust AI governance, align employee practices with our policies, maintain sufficient human oversight, and continuously evaluate and improve our systems, the risks described above could materially and adversely affect our business, financial condition, results of operations, and reputation.

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

The size of our user base and our users’ level of engagement and paid conversion are fundamental to our success. Our financial performance has been and will continue to be dependent on our ability to successfully add new users, retain and engage existing users and convert them into paying users and/or subscribers. We expect that the size of our user base will fluctuate or decline in one or more markets from time to time. If consumers and/or creators do not perceive our products as useful, effective, entertaining, reliable, and/or trustworthy, we may not be able to attract or keep users or otherwise maintain or increase the frequency and duration of their engagement or the percentage of users that are converted into or remain paying subscribers. We may continue to see declines in our user base or engagement levels, which could further erode our ability to maintain or grow revenue. User engagement can be difficult to measure, particularly as we introduce new and different products and services, and as various privacy regulations evolve. Any number of factors can negatively affect user retention, growth, engagement and conversion, including if:

●	users opt to utilize other competitive products or services instead of our own;

●	user behavior changes with respect to our products and services resulting in a decrease of engagement and/or session time;

●	users decrease their engagement, session time, or uninstall our apps because they feel their experience is diminished due to product decisions that we make with respect to introducing new features, feature enhancements, and/or monetization techniques;

●	users become concerned about our user data practices or other matters related to privacy, security and the sharing of user data;

●	users are no longer willing to pay for subscriptions or in-app purchases or we are unable to increase the price of our subscriptions or in-app purchases;

●	users have difficulty installing, updating or otherwise accessing our products and services as a result of our actions or those of third parties that we rely on to distribute our products and deliver our services;

●	we fail to introduce new features, products or services that users find engaging or enhance the existing products and services with improvements that users are interested in;

●	we are unable to acquire users through cost-effective marketing efforts, including both organic and paid channels;

●	we are unable attract sufficient new paying users to offset and exceed those lost through natural churn thus making it more difficult to maintain and grow revenues;

●	initiatives designed to attract and maintain users and increase engagement are unsuccessful because of errors that we make or policies instituted by third parties that we use to distribute our products or deliver our services;

●	third-party initiatives that may enable greater use of our products, including low-cost or discounted data plans, are discontinued;

●	we adopt terms, policies or procedures related to areas such as privacy, user data, content ownership, or monetization techniques that are received negatively by our users or creators;

●	we fail to combat inappropriate or abusive activity on our platforms;

●	we are unable to offer relevant content to our users;

●	we fail to provide adequate support for our users and creators;

●	there are outages or other technical problems that result in making our products and services inaccessible, unreliable or that result in a poor user experience;

●	there are actions by governments that affect accessibility to our products and services in any market; or

●	there are regulations and/or litigation that result in users not accepting our terms of use because of measures that we have taken in order to ensure compliance.

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

Revenues of freemium apps and websites typically rely on a small percentage of users that convert into paying users by making in-app purchases of digital goods and/or paid subscriptions; however, the vast majority of users play for free or only occasionally make purchases or opt-in for paid subscriptions. Accordingly, only a small percentage of our users are paying users. In addition, a small portion of paying users generate a disproportionate percentage of revenue. Because of this, it is imperative for us to both retain these valuable customers and to maintain or increase their spend over time. In fiscal 2025, we experienced a 17% increase in subscription revenue and a 29% increase in subscription billings. Conversely, over the past nine years, GuruShots has successfully increased the compounded annual growth rate of monthly spending per paying player by around 6.2%. There can be no assurance that we will be able to continue to retain paying users, grow or maintain subscription levels or that paying users will maintain or increase their spending. We may experience a net decline in paying players resulting in a decrease in revenue resulting in a materially adverse outcome for our business and financial results.

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

In fiscal 2025, approximately 75% of our revenues (excluding GuruShots) were generated from selling advertising inventory. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as Applovin, Meta and Google, invest significantly in data analytics to make their properties and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns and add incremental gains for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.

In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices or reduce the ability to provide personalized or targeted advertising, which results in less valuable ads. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, when Apple announced that IDFA, a standard device identifier used in some applications, was being superseded and would no longer be supported, application developers were required to update their apps to utilize alternative device identifiers such as universally unique identifier, or, more recently, identifier-for-advertising, which simplifies the process for Apple users to opt out of behavioral targeting. Furthermore, laws and regulations may also make it more difficult to deliver personalized or targeted advertising or impose requirements that result in more users making elections to block our ability to deliver targeted ads. If users do not elect to participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns could suffer, which could cause our business, financial condition, or operating results to be adversely affected.

We anticipate that our growth and profitability will continue to depend on our ability to sell our advertising inventory. Companies that advertise with us may choose to utilize other advertising channels or may reduce or eliminate their marketing altogether for a variety of reasons, many of which are out of our control, including, without limitation, if the demand for mobile phone personalization industry declines or otherwise falls out of favor with advertisers or consumers. In addition, we previously disclosed that disruptions caused by U.S. regulatory action, specifically the TikTok ban that took effect in early 2025 shortly after President Trump assumed office, had an immediate impact on advertiser behavior. During that period, U.S. advertising revenue fell, with TikTok advertising spend for the most part disappearing. This experience illustrates how government-mandated restrictions on a major advertiser can impact revenue quickly. Should future regulation, such as a reinstated or expanded ban on TikTok or restrictions on other platforms result, our revenue could be materially and adversely affected.

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

Further, our advertisers’ ability to effectively target their advertising to our user’s interests may be negatively impacted by the degree to which our privacy control measures that we have implemented or may implement in the future in connection with regulations, regulatory actions, the user experience, or otherwise, and our advertising revenue may decrease or otherwise be curtailed as a result. Changes to operating systems’ practices and policies, such as Apple’s deprecating the Identifier for Advertisers (“IDFA”) and changes by Google to its advertising and tracking policies, including the planned deprecation of third-party cookies in Chrome and a shift away from certain elements of its Privacy Sandbox initiative, as well as efforts to block covert tracking techniques like fingerprinting, may also reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners. These limitations may adversely affect our advertisers’ ability to effectively target advertisements and measure their performance, which could reduce the demand and pricing for our advertising products and harm our business. As such, our digital property’s current and potential advertiser clients may ultimately find digital advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result or for other reasons.

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

In fiscal 2025, revenue from well developed economies accounted for approximately 81% of our total revenues and 72% of our total advertising revenues were generated by three advertising demand partners. While our end users are located around the world, the revenue is generated in the United States from our advertising partners. During the past five years, we have experienced a shift in our Zedge App’s regional customer make-up with the percentage of our total MAU from emerging markets increasing, while the portion from well-developed markets is decreasing. In fiscal 2025, 76.7% of our Zedge App’s users were located in emerging markets with 23.3% of users in well-developed regions compared to 21.1% and 78.9% respectively in fiscal 2024. India comprised 32.5% of our MAU as of July 31, 2025. This shift has negatively impacted revenues because well-developed markets command materially higher advertising rates when compared to those in emerging markets. Although we are investing in reversing this trend, we may not be successful in this effort which may result in lower revenues and profitability. Although GuruShots’ and Emojipedia’ s user bases are more heavily weighted to well-developed economies, our overall revenue remains sensitive to the regional composition of our Zedge App’s user base.

Three advertising demand partners, mainly, Google, Liftoff, and AppLovin were responsible for 72% of advertising revenue in fiscal 2025. If any of these advertising demand partners were to alter their spend on our digital properties the outcome could result in lowering revenues and profitability.

In addition, on April 24, 2024, President Biden signed the Protecting Americans from Foreign Adversary Controlled Applications Act (PAFACA), which required ByteDance, TikTok’s Chinese owner, to divest the app’s U.S. operations by January 19, 2025, or face a nationwide ban. This law was upheld by the U.S. Supreme Court in January 2025 in TikTok v. Garland.

After briefly going offline in mid-January, TikTok continued to operate in the U.S. under a series of executive orders signed by President Trump, each delaying enforcement of the federal ban by 75- to 90-day increments. The most recent extension set a compliance deadline of September 17, 2025. Shortly before that date, the U.S. and China announced they had reached a framework agreement to transition TikTok’s U.S. operations toward a U.S.-based ownership structure, aimed at preserving continued operation in the U.S. while satisfying national security concerns. Consistent with this framework, on September 16, 2025, the President signed a new executive order further extending the compliance deadline to December 16, 2025.

Should TikTok fail to complete an approved divestiture or meet U.S. requirements under the PAFACA and its implementing regulations by December 16, 2025, enforcement of the federal ban could resume, including removal of the app from U.S. app stores and other restrictions. This poses material risks to advertising and e-commerce, including revenue tied to TikTok-based promotions on Zedge’s platform.

Our apps’ user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

Our apps’ user base is heavily weighted to smartphones running the Android operating system, which constituted approximately 95% of our MAU (excluding Emojipedia) as of July 31, 2025, and most of our revenues for fiscal 2025. Any significant downturn in the overall demand for Android smartphones or the use of Android smartphones could significantly and adversely affect the demand for our products and services and would materially affect our revenues.

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

In fiscal 2025, approximately 75% of our revenues excluding GuruShots were generated from advertising sales. We cannot assure you that we will be successful in diversifying our revenue mix by identifying new revenue drivers that complement our advertising-heavy business. Although the Zedge App had initial success in converting freemium users into paid subscribers, starting with zero in January 2019 and ending fiscal 2024 with approximately 669,000, we ended fiscal 2025 with 984,000 subscribers, a 47% increase and we may not be successful in improving subscriber base growth or in maintaining our current subscriber base. Furthermore, the subscription growth we experienced in fiscal 2025 was fueled by converting users to lifetime subscriptions and offers that aligned with localized pricing dynamics. We may not be able to continue to be able to drive this growth as market dynamics may change. To date, Zedge Premium has taken longer to scale than we originally anticipated. Furthermore, we are still integrating GuruShots and have not achieved its expected growth trajectory or realized synergies between GuruShots and our legacy operations. Finally, Android users constitute approximately 95% of our overall MAU and are prone to spend less money in apps than iOS and web users. Even if our new initiatives are successful on one platform, we may not be able to replicate that success across other platforms.

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

We rely on third-party platforms, primarily the iOS App Store, Meta, and Google Play Store, to distribute our apps, process payments, and collect revenues generated on these platforms. These platforms exercise significant control over app distribution, monetization, advertising, and privacy policies, and frequently update their algorithms and terms of service. In addition, the integration of AI-driven content and search results by these platforms (e.g., Google’s “AI Overviews” and similar generative AI features from Apple and Meta) may reduce organic traffic to our properties by embedding content directly in platform experiences. If these platforms adopt policies — including those relating to AI integration, advertising, privacy, monetization, or content display — that are counter to our strategy, our business could be materially and adversely affected.

Our products and services depend almost entirely on mobile app stores, particularly Google Play and Apple’s App Store, and on other third parties such as data center service providers, as well as third party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Google Play Store and Apple’s App Store. While our apps are generally free to download, we monetize through in-app purchases, subscriptions, and advertising, all of which depend on compliance with evolving platform policies. As of July 31, 2025, we paid Google and Apple processing fees of up to 30% for transactions, and we remain exposed to changes in fee structures, payout timing, and permitted monetization models. Any interruption, degradation, or policy change, including restrictions on AI-generated content or mandatory labeling of such content, could materially impact our business. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.

Platform-driven changes to content accessibility may also impact our traffic and revenue. For instance, in late September 2025, Google updated its Search Engine Results Page (SERP) to allow users to copy emojis directly from search results, bypassing third-party sites like Emojipedia. This change could reduce organic traffic to our content-dependent services, potentially leading to a decline in revenue.

We are subject to the standard policies and terms of service of third-party platforms, which govern the marketing, promotion, distribution, content and operation of our apps on their platforms. Each platform provider has the discretion to make changes to its operating system, payment services, manner in which their mobile operating system operates as well as change and interpret the terms and conditions of its developer policies. These changes may be harmful to our business and result in a negative outcome. For example, in September 2019, our Zedge App was temporarily removed from Google Play because they asserted that the Zedge App violated their malicious behavior policy. As a result, prospective Android users were prevented from installing our Zedge App, freemium users were unable to convert into paying subscribers and existing users were unable to purchase Zedge Credits. Shortly after the notice was issued, two of our major advertising suppliers ceased serving advertisements to our Zedge App. In addition, Google Play sent a notification to users that had the problematic version of the app on their phone recommending that they uninstall it. We identified the source of the problem as buggy code from a long-term, third-party advertising partner’s standard technology integration in our app. We corrected the problem by removing the offensive code, releasing a new version of our app and our Zedge App was reinstated after approximately 72 hours and concurrently the two major advertising suppliers resumed purchasing our advertising inventory. We estimate the immediate financial impact of the suspension resulted in approximately $100,000 in lost revenue and a material decline in MAU with the majority of uninstalls in emerging markets.

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

For example, pursuant to Google’s policy whereby only Google Play’s in-app billing system could be used for transactions in its store, we were mandated to stop the provision of non-native payment options to our users on Android during 2021, which caused disruptions for users and led to a decline in Paying Users. Since announcing this policy in 2020, following industry pushback and country-specific regulations Google has introduced in select markets the option of “user choice billing,” which allows eligible developers to offer users an additional billing system alongside Google Play’s billing system, and in the European Economic Area the option for eligible developers to offer users an alternative to Google Play’s billing system. In July 2025, the Japan Fair Trade Commission approved a settlement requiring Google to allow alternative billing systems in Japan beginning in 2026, and other jurisdictions are considering similar measures. We are exploring such solutions on a country-by-country basis. However, as these solutions are in their infancy, they may evolve following subsequent regulatory mandates or organically at Google’s behest, and as such we will need to be ready to continuously adapt to such changes. Any deadlines imposed on developers by future iterations of Google’s policy will require prompt and active development; failure to comply could result in the discontinuation of alternative billing methods for our users. Additionally, a December 2024 ruling in Epic Games v. Google, now under appeal, requires Google to permit third-party app stores and direct app downloads on Android devices in the United States from November 1, 2024 through November 1, 2027, which could alter app distribution economics, fee structures, and competitive dynamics in ways that may materially affect our business.

Similarly, Apple is experiencing industry pushback and country-specific regulations. In response to a recent U.S. antitrust settlement, effective January 2025 Apple now allows all digital apps in the United States to include a “prominent link” or button directing users to the developer’s website to process payments for in-app purchases, subject to Apple’s updated commission structure and compliance requirements. In the EU, pursuant to the Digital Markets Act (DMA) and related March 2025 enforcement actions, Apple has been required to (i) permit third-party app stores, (ii) allow side-loading of apps from the web, and (iii) support alternative in-app payment systems without imposing anti-steering restrictions, with similar obligations anticipated for Google. South Korea and Australia have also advanced legislative proposals that, if enacted, could mandate alternative billing options. Further complicating the competitive landscape, regulators in the United Kingdom are reviewing Apple’s compliance with its existing commitments under the UK Competition and Markets Authority’s mobile ecosystem investigation. These global regulatory shifts may require us to adopt highly nuanced, jurisdiction-specific billing and distribution strategies, devote additional resources to compliance, and manage multiple app versions tailored to local rules. Changes to billing options and distribution channels may disrupt the user experience and payment flow, potentially reducing paying user conversion rates. Conversely, opting not to implement alternative options where available could result in missed monetization opportunities. Any of these developments could materially adversely affect our business, financial condition, and results of operations.

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

If we violate, or if a platform provider believes we have violated, its terms of service or applicable policies, the provider may limit or terminate our access to its platform, with or without notice. This risk extends to emerging AI-content compliance rules, such as disclosure or watermarking requirements, which may be interpreted differently across jurisdictions. Given our dependence on single-source distribution via Google Play and the App Store, any limitation or termination could significantly reduce our reach, impair monetization, and materially harm our business.

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

Although Zedge Premium’s gross transaction revenue has shown impressive growth it is still too early to state with conviction that Zedge Premium will have a materially positive impact on our business. In order to do so, we still need, among other things, to:

●	successfully market the recently-launched web-based offering to both creators and consumers;

●	expand the digital content types we offer to include more types of creators;

●	continue to ensure that we build best-of-breed tools for Zedge Premium content creators that, amongst other things, meet their needs and properly address marketing, distribution, monetization, reporting, support, and ease of use;

●	continue to develop a wide array of monetization mechanisms Zedge Premium creators in order to optimize revenue generation;

●	continue evolving exclusive, limited edition digital content functionality that meets the needs of both creators and consumers;

●	successfully market Zedge Premium to the creative community and secure their adoption as a must-have in their omnichannel distribution mix;

●	establish that Zedge Premium can be valuable to a sufficient number of creators in achieving their marketing and monetization objectives; and

●	continue to offer an excellent and differentiated consumer experience in Zedge Premium, including all end-user facing attributes ranging from the user interface to customer support.

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

We operate in a highly competitive industry with low barriers to entry, and our failure to compete effectively, particularly with our AI-based offerings, could adversely affect our business and results of operations.

The industry for digital content and AI-based offerings, including mobile personalization, emoji content, and photo competition platforms, is intensely competitive with low barriers to entry. We compete with a diverse range of entities, from large media companies and established online marketplaces to emerging startups and generative AI providers offering content creation, licensing, and personalization tools. Competitors include stock content suppliers, providers of free or low-cost imagery and music, social media platforms, and AI-driven content creation services. Key competitive factors include the quality, relevance, and breadth of content; effectiveness of AI technologies; pricing; ease of access; and brand reputation. Many competitors have greater financial, technical, or marketing resources, or stronger brand recognition, enabling them to innovate faster or offer more attractive pricing and terms to users and content creators. Low barriers to entry allow new entrants to quickly develop platforms that could divert users and creators from our offerings, such as Zedge Premium and pAInt, by providing easier submission processes, higher royalties, or exclusive distribution incentives. Additionally, advancements in generative AI could render our content or tools less competitive if competitors deploy superior AI-driven solutions. Increased competition, pricing pressures, or failure to meet user and creator expectations could reduce our market share, lower margins, or limit growth, materially harming our business, financial condition, and results of operations.

Our efforts to develop and expand our content licensing business exposes us to a number of risks that could limit our ability to grow, achieve commercial success, and maintain our overall, business, results of operations, and financial condition. Contributors may choose not to provide their content for licensing purposes, which could prevent us from scaling our licensing business.

The success of our licensing business depends in part on contributors agreeing to make their content available for licensing, including through opt-in mechanisms across our platforms such as Zedge Premium and GuruShots. Contributors may decline to opt-in for licensing because of concerns over compensation, exclusivity, loss of control, or how their content may be used by third parties, such as for commercial applications including training AI systems. If we cannot secure sufficient contributor participation, the breadth, diversity, and quality of our licensing catalog may be inadequate, which would materially limit our ability to generate revenue from licensing activities and harm our overall growth prospects.

Our licensing catalog may not contain the types of content prospective licensors seek, which could limit demand for our licensing business.

The success of our content licensing business depends on our ability to maintain a catalog of content that meets the specific and evolving needs of prospective licensors, including e-commerce vendors, stock photo libraries, and companies seeking datasets to train AI models. If our catalog is too limited in subject matter, quality, or format, licensors may choose to obtain content from other providers or develop their own sources. A mismatch between available content and market demand could diminish our licensing business’s viability, harm our reputation, and negatively impact user engagement and revenue across our broader ecosystem.

Challenges in delivering “content-on-demand” could undermine our ability to secure or generate the content that prospective licensors require.

We aim to provide prospective licensors the ability to request content through on-demand generation tools, by engaging our contributor community, or by finding other methods of securing rights to content or development of content that we own. However, there is no assurance that we can fulfill such requests at the required scale, quality, or within the necessary timeframe due to limitations in our technology, contributor base, or compliance with regulatory requirements. If we are unable to deliver requested content, or if generated content raises intellectual property, authenticity, or ethical concerns, prospective licensors may elect not to engage with us. This could harm our reputation and limit the growth and sustainability of our licensing business.

Dependence on a limited number of prospective licensing partners could restrict our growth and profitability.

Our content licensing business may initially rely on a relatively small number of potential licensing partners. The market for such content is novel and unproven, and revenue depends on a few partners, with no assurance of additional orders, renewals or favorable terms. We may fail to meet contractual obligations, such as API performance requirements, or prevent unauthorized use of our content by third parties, which could require costly enforcement efforts. Regulatory or market factors may reduce the value of AI training content, and failure to prevent partner misuse could harm our reputation. If we fail to establish or maintain these relationships, or if prospective licensors reduce or discontinue their reliance on third-party content providers, our ability to scale and sustain our licensing business could be significantly impaired. Because these partners may have substantial bargaining power, they may also impose unfavorable terms that reduce our margins or restrict our flexibility. As a result, there can be no assurance that our licensing business will achieve or sustain commercial success.

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

Many factors, some of which are beyond our control, are important to maintaining and enhancing our various brands and may negatively impact our brand and reputation if not properly managed, such as our ability to:

●	maintain an easy and reliable user experience as user preferences evolve and as our brands expand into new service categories and new service lines;

●	remain relevant to users who can turn to other providers for digital content and marketplaces and mobile games;

●	increase brand awareness among existing and potential users, advertisers and content providers through various marketing and promotional activities;

●	adopt new technologies or adapt our products and services to meet user needs or emerging industry standards;

●	distinguish us from the competition and maintain this distinction; and

●	address ethical concerns related to our use of AI technologies, particularly if users perceive AI-driven decisions as opaque or unfair, which could harm our brand and user trust. Public scrutiny and negative perceptions regarding our AI deployment could necessitate costly transparency measures and proactive ethical governance to mitigate reputational risks.

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

Although our products are leaders in their specific verticals, including mobile phone personalization, emoji related content and information, and digital photo competitions, we cannot guarantee that our brands will be able to maintain their leadership position. Our products face potential competition from other internet companies, app developers and smartphone manufacturers, and new market entrants may also emerge. AI models used by competitors may produce biased or discriminatory outcomes if not properly managed, potentially giving us a competitive advantage if we effectively address algorithmic bias through robust data curation, model evaluation, and fairness measures; however, failure to do so could result in unfair treatment of users or creators, violating anti-discrimination laws and damaging our brand reputation, thereby harming our competitive position. If we are not able to differentiate our products from that of our competitors, drive value for our customers, and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively against our competitors. Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely harm our business. Increased competition may result in new products and offerings which may in turn require us to take actions to retain and attract our users and advertisers in such a fashion which would lower our gross margins. If we fail to compete effectively, our market share would decrease and our results from operations, revenues and profits would be materially and adversely affected.

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

Our recent restructuring efforts may not achieve anticipated financial and operational goals, increasing our investment risk.

Our recent restructuring efforts may not achieve the anticipated cost savings, operational efficiencies, or strategic benefits, which could hinder our ability to meet financial and operational goals and further complicate our growth trajectory. Failure to realize these expected outcomes could materially and adversely affect our business, financial condition, and results of operations.

Although we had positive cash flow from operating activities fiscal 2023, 2024 and 2025, we had previously incurred, and may once again incur, net losses and experience negative cash flow from operating activities in the future and may not be able to obtain additional capital in a timely manner or on acceptable terms, or at all.

Our net loss in fiscal 2025 was $2.4 million, our net loss in fiscal 2024 was $9.2 million. Our ability to maintain profitability and positive cash flow from operating activities depends on various factors, including but not limited to, the acceptance of our products and services by mobile phone and internet users, the growth and maintenance of our user base, user acquisition spend and associated return, our ability to maintain existing and obtain new advertisers, our ability to grow our revenues, the success of each of our digital brands as measured by their respective key performance indicators, the effectiveness of our new product initiatives, selling and marketing activities as well as control our costs and expenses. We may not be able to sustain profitability or positive cash flow from operating activities, and any such positive cash flow may not be sufficient to satisfy our anticipated capital expenditures and other cash needs. As such, we may not be able to fund our operating expenses and expenditures out of cash flows, which would require us to utilize debt or equity financing which we may not be able to secure or which we may only secure on terms that are not favorable, which may result in significant dilution or voluntary or involuntary dissolution or liquidation proceeding of us and a total loss of your investment.

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

Tax laws may change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner that we believe comply with current prevailing tax laws. However, the tax positions that we take advantage of could be undermined due to changing tax laws, both in the United States and in other applicable jurisdictions, including Lithuania, and Israel. In addition, the tax authorities in the United States and other jurisdictions in which we operate regularly examine income and other tax returns and we expect that they may examine our income and other tax returns. The ultimate outcome of these examinations may not benefit our business.

Our effective tax rate for fiscal 2025 was 11.9% compared with 19.3% for fiscal 2024. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense.

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

In July 2025, the U.S. government enacted The One Big Beautiful Bill Act (“OBBBA”) which includes a broad range of tax reform provisions that may affect our financial results. The OBBBA includes, among other provisions, the allowance of immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act, which was signed into law in 2017. The Inflation Reduction Act (“IRA”), signed into law in 2022, includes various corporate tax provisions including a new alternative corporate minimum tax on applicable corporations. The IRA tax provisions may become applicable to us in future years, which could result in additional taxes, a higher effective tax rate, reduced cash flows and lower overall profitability of our operations.

The OECD introduced significant changes to the international tax law framework through the Pillar Two guidelines. The framework outlines a coordinated set of rules to prevent multinational enterprises from shifting profits to low-tax jurisdictions by implementing a 15% global minimum tax. Many countries in which we operate, including the member states of the EU, have enacted Pillar Two. Pillar Two rules began applying to us in fiscal year 2025. In January 2025, the United States issued an executive order announcing opposition to aspects of these rules. In late June 2025, a shared understanding of a new “side-by-side” solution to address U.S. concerns with Pillar Two was announced. If agreed upon and legislated by the OECD countries, this would exclude U.S.-parented groups from certain provisions of Pillar Two. The potential effects of Pillar Two may vary depending on the specific provisions and rules implemented by each country that adopts Pillar Two and may include tax rate changes, higher effective tax rates, potential tax disputes and adverse impacts to our cash flows, tax liabilities, results of operations and financial position.

Global tax developments applicable to multinational companies may continue to result in new tax regimes or changes to existing tax laws, regulations, and taxation officer interpretations. If the U.S. or foreign taxing authorities change tax laws, our overall taxes could increase, lead to a higher effective tax rate, harm our cash flows, results of operations and financial position.

We are exposed to fluctuations in foreign currency exchange rates.

The substantial majority of our revenues are denominated in U.S. dollars, and our operating expenses are generally denominated in the local currencies of the countries where our operations are located. We have significant operations in Europe and Israel that are denominated in the Euro and Israeli Shekel. The strengthening or weakening of the U.S. Dollar versus these currencies impacts the expenses generated in these foreign currencies when converted into the U.S. Dollar. In fiscal 2025 and fiscal 2024, we recorded losses of $151,000 and $190,000, respectively, from foreign currency movements relative to the U.S. Dollar. Included in these amounts were gains from hedging activities of $44,000 and losses of $245,000 in fiscal 2025 and fiscal 2024, respectively. While we regularly enter into transactions to hedge portions of our foreign currency exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

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

During the past five years, we have experienced a shift in our Zedge App’s regional customer make-up with the portion of our total MAU from emerging markets increasing, and the portion from well-developed markets decreasing. In Q4 of fiscal 2025, our Zedge App’s users in emerging markets declined by 13.6% while its users in well-developed regions declined 1.8% when compared to fiscal 2024. India comprised 32.5% of our MAU as of July 31, 2025. This shift has negatively impacted revenues because well-developed markets command materially higher advertising rates when compared to those in emerging markets. Although we are investing in reversing this trend, we may not be successful in this effort which may result in lower revenues and profitability.

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

Maintaining and promoting awareness of our services is important to our ability to attract and retain customers. We spend a significant amount on marketing activities to acquire new customers and retain and engage existing customers and have plans to maintain and increase that focus. For example, in 2025 and 2024 our marketing expenses were approximately $8.2 million and $6.9 million, respectively, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. Our business depends on a high degree of app installs from the app stores and website traffic, which is dependent on many factors, including the availability of appealing website content and search engine optimization, affiliate marketing and display advertising, as well as social media and email. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives.

Our digital presence heavily depends on search engine traffic, primarily from platforms like Google. A key driver of our success in this domain is our website’s visibility and ranking in response to search queries. Search engines frequently update their algorithms, which may affect our link placements and rankings, and require ongoing investment in search engine optimization to mitigate potential traffic losses. In addition, the integration of artificial intelligence features by search engines, such as AI-generated overviews, summaries, or embedded rich media, may reduce the likelihood that users click through to our properties, as they may receive the desired content directly within the search results page. These developments could also extend to the direct display of emojis, wallpapers, or other types of content that we currently provide, further diminishing referral traffic. A sustained decrease in organic traffic from these or similar changes could require us to increase our reliance on paid user acquisition or other marketing channels, potentially increasing costs and adversely affecting margins. These risks highlight the critical importance of continuous adaptation to the evolving search engine and AI landscape and the potential consequences if we do not effectively anticipate, respond to, and capitalize on these changes.

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

In addition to uncertainty about our ability to continue expanding and monetizing internationally, our foreign operations may subject us to additional risks including:

●	difficulties in developing, staffing, traveling to and simultaneously managing foreign operations as a result of distance, language, and cultural differences;

●	tariffs, trade barriers, customs classifications and changes in trade regulations. For example, in 2022 the United States imposed broad-ranging economic sanctions against Russia and Belarus because of Russia’s illegal invasion of Ukraine;

●	stringent local labor laws and regulations;

●	the uncertainty of enforcement of remedies in foreign jurisdictions;

●	strict and unclear laws around data privacy;

●	longer payment cycles;

●	credit risk and higher levels of payment fraud;

●	profit repatriation restrictions and foreign currency exchange restrictions;

●	political or social unrest, economic instability, repression, or human rights issues;

●	geopolitical events, including natural disasters, acts of war and terrorism;

●	import or export regulations;

●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

●	antitrust and competition regulations;

●	potentially adverse tax developments;

●	seasonal volatility in business activity and local economic conditions;

●	economic uncertainties relating to European sovereign and other debt;

●	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;

●	laws, regulations or rulings that block or limit access to our products;

●	different, uncertain or more stringent user protection, content, data protection, privacy, intellectual property and other laws;

●	risks related to other government regulation, required compliance with local laws or lack of legal precedent; and

●	risks specific to operating in war-torn regions where employees may be mobilized for army service and where damage and/or loss of life may occur when under attack.

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

Conditions in Israel, including the October 7, 2023 attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may adversely affect our operations adversely affect operations and financial condition, particularly given the ongoing war in Gaza, the June 2025 ’12-Day War’ between Israel and Iran, broader regional instability, and potential long-term impacts on Israel’s economy, technology sector, and foreign investment.

Political, economic and military conditions in and surrounding Israel, including the ongoing war in Gaza, the June 2025 ’12-Day War’ between Israel and Iran and related cross-border hostilities involving Hezbollah in Lebanon and Houthi militants in Yemen, may materially and adversely affect our business, operations and financial condition. A portion of our personnel and operations are located in Israel; accordingly, regional instability and escalation directly affect our people, facilities, vendors and service continuity (including potential airspace or infrastructure disruptions, cyberattacks, electricity or network interruptions, impaired logistics, or temporary office closures). Israeli reserve-duty mobilizations may require some employees or contractors to serve for extended periods, which can delay product development, reduce support capacity and impact hiring and retention. The security situation can also impair domestic demand, international travel, partner engagement and supplier reliability, and may increase insurance costs or leave certain risks uninsurable. Broader macroeconomic effects, such as currency volatility, higher risk premia, capital-market dislocation, sanctions or trade restrictions, and shifts in advertiser or consumer spending, could further pressure our results. Although temporary ceasefires have occurred, cross-border rocket, drone and missile activity has persisted intermittently, and future flare-ups or a wider regional conflict (including renewed hostilities with Iran or coordinated attacks by Iran-aligned groups) could occur without notice. Any of these developments, together or separately, could disrupt our operations, harm our ability to execute our strategy, increase costs, delay initiatives, or otherwise negatively affect our business, results of operations, cash flows and financial condition.

Prior to the Hamas attack in October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate, mass protests, and civil unrest. In response to such initiative, many individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in security markets, and other changes in macroeconomic conditions. The risk of such negative developments has increased in light of the war with Hamas. To the extent that any of these negative developments do occur, they may have an adverse effect on our business and our results of operations.

In addition, recent political uprisings and conflicts in various countries in the Middle East, including Syria and Lebanon, are affecting the political stability of those countries. In addition, the ongoing threats that Iran and various extremist groups in the region make against Israel may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, harm our results of operations and make it harder for us to raise capital.

For the most part, we do not have commercial insurance that cover losses that may occur as a result of an event associated with the security situation in Israel. Although the Israeli government has in the past covered the reinstatement value of certain damages that were caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred would likely cause a significant disruption in our employees’ lives and possibly put their lives at risk, which would have a material adverse effect on our operations. Any armed conflicts or political instability in the region would likely negatively affect business conditions generally and could harm our results of operations.

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

We have offices and other significant operations in Lithuania and Israel, and, therefore, our results may be adversely affected by political, economic and military instability in these countries.

The overwhelming majority of our employees are located in Lithuania and Israel and many of our senior managers live in these countries. For those that reside in Israel and Lithuania political, economic and military conditions directly affect our business. Any hostilities involving these countries or the interruption or curtailment of trade between these countries and their trading partners could adversely affect our business and results of operations. Furthermore, there is always the chance that the citizens in these countries will be required to serve in the army or perform public duty in the event of an armed conflict.

The Republic of Lithuania borders both the Russian exclave of Kaliningrad and the Republic of Belarus, who are aligned in Russia’s illegal invasion of Ukraine. This places Lithuania at a higher risk of military conflict, may negatively impact the ability to travel to and from Lithuania, and may damage its economy. This action also negatively impacted GuruShots because it utilizes a small number of outsourced contractors based in Ukraine. This resulted in temporarily disrupting the work product associated with these contractors at the outset of the war.

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

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly product managers, designers and engineers, are in high demand, and we devote significant resources to identifying, hiring, training, and successfully integrating and retaining these employees. The specialized nature of AI development further intensifies competition for skilled personnel, and challenges in attracting and retaining qualified AI professionals could impede our ability to innovate and maintain our AI systems effectively. We may need to offer competitive compensation and invest in training programs to build and sustain our AI capabilities, increasing operational costs. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

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

In April of 2022 we completed the acquisition of GuruShots Ltd, an Israeli based company. GuruShots utilized a small number of outsourced contractors based in Ukraine. Russia’s illegal invasion of Ukraine in February 2022 resulted in temporarily disrupting the work product associated with these contractors. Furthermore, Zedge employees situated in Vilnius were distracted due to the proximity to the Belarusian border and uncertainty related to Belarus’ complicity with Russia’s illegal action and associated intent. In addition, consumer prices have risen materially throughout the Eurozone leaving uncertainty about how this may impact employment costs in the future.

In October of 2023 Hamas, a designated terrorist organization, launched a savage terror attack in Israel along with launching thousands of rockets into Israeli sovereign territory. The State of Israel declared war against Hamas resulting in the mobilization of more than 300,000 army reserve. In addition, Hezbollah, another designated terrorist organization, based in Lebanon, has been indiscriminately shelling Israeli territory. Some GuruShots employees were impacted and the regular and consistent rocket barrage is taking a toll on productivity. Coupled with this, most, if not all, schools are along with our office closed making the work environment complex. In June of 2025 Israel and Iran entered into the ’12-Day War’ during which our office and schools were closed and there were shelter in place orders that were issued. The constant barrage of ballistic missiles launched from Iran and Yemen interrupted our operations.

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

We may enter into strategic alliances, including joint ventures or minority equity investments, or acquisitions with various third parties to further our business purpose from time to time. An important focus of our business is to identify business relationships that can enhance our services, enable us to develop solutions that differentiate us from our competitors, drive users to our websites, and monetize our data. We have entered into several alliance agreements or license agreements with respect to certain of our datasets and services and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our technologies or datasets among certain customer industries, restrict content on our websites, or grant licenses on terms that ultimately may prove to be unfavorable to us, any of which could adversely affect our business, financial condition, or results of operations. These alliances and acquisitions could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. Relationships with our alliance agreement partners may be the subject of contractual disputes, and if we or our partners are not successful in maintaining or commercializing the alliance agreements’ services, such commercial failure could adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

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

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, consumer protection, artificial intelligence and machine learning, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us or our subsidiaries of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. U.S. export control laws and regulations also impose requirements and restrictions on exports to certain nations and persons and on our business. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. The regulatory landscape for AI is rapidly evolving, with new laws and guidelines emerging globally. Compliance with diverse and potentially conflicting AI regulations across jurisdictions may require significant resources and adjustments to our AI development and deployment practices. Failure to adhere to applicable AI laws could result in legal penalties, restrictions on our operations, and harm to our reputation. Any new legislation, in the U.S. or abroad, may be difficult to comply with in a timely and comprehensive manner and may expose our business to increased costs. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the U.S. or the EU, or if a court were to disagree with our application of those rules to our solutions, our potential liability for information or content created by third parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.

The Digital Millennium Copyright Act (the “DMCA”) has provisions that limit, but do not necessarily eliminate, our liability for caching, hosting, listing or linking user-generated materials that infringe copyrights, so long as we comply with the statutory requirements in the DMCA. The Communications Decency Act (the “CDA”) further helps to limit our potential liability for certain content uploaded onto our platform by third parties. For example, Section 230 of the CDA provides immunity from liability for providers of an interactive computer service who publish tortious and otherwise illegal content provided by users of the service. While the immunity provisions of the DMCA and the CDA are well established, there are regularly cases seeking to limit the application of such immunity. There are ongoing legal challenges to Section 230 of the CDA, which could alter the scope of liability protections. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors.

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

Our increased use of artificial intelligence (AI), including generative AI, in our product offerings presents additional risks. For example, uncertain legal and regulatory treatment around the provision and use of such technologies, for example in the areas of privacy and intellectual property, may create increased and uncertain litigation exposure, the possibility of regulatory scrutiny, costly compliance requirements and limit or prohibit certain of our product offerings. Compliance with these laws and regulations may be onerous and expensive, and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and the risk of liability. Any such increase in costs or increased risk of liability as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services that use AI technologies less attractive to our users, cause us to change or limit our business practices or affect our financial condition and operating results. Moreover, AI may produce content seen as infringing upon the rights of others, including with respect to copyrights. Additionally, AI may create flawed, biased, harmful, misleading, inaccurate, or unexpected outputs and content, creating risks to our business, partners, and users.

Although we have invested and continue to invest in systems and resources, which are intended to help us comply with the requirements of the GDPR, CCPA, DMCA, the DSM Directive and other U.S. and international laws relating to, among other things, materials that infringe on copyrights and contain other objectionable content, our systems may not be sufficient or we may unintentionally err and fail to comply with these laws and regulations which could expose us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices which could materially adversely affect our business and financial results.

Data privacy, security, and emerging AI laws and regulations in the jurisdictions in which we operate subject us to possible sanctions, civil lawsuits (including class action or similar representative lawsuits) and other penalties in the event of non-compliance. The need to observe these evolving requirements increases the cost of doing business and may impose operational burdens that could adversely affect our products, user experience, and competitiveness. Compliance failures by us, our partners, or our vendors could harm our business, reputation, and financial results.

Our business relies on collecting, processing, storing, using and sharing data, some of which contains personal data, including the personal data of our users. The deployment of AI technologies in our products and services may involve the collection, processing, and storage of personal data, potentially exposing us to heightened privacy and data protection risks. Non-compliance with data protection and privacy regulations could result in significant fines, legal actions, and reputational damage. Moreover, AI systems can inadvertently process sensitive information, leading to unauthorized processing, disclosures or misuse of personal data. As regulatory frameworks evolve, we may incur increased costs to ensure compliance and adapt our AI systems accordingly. We also incorporate AI into specific products and internal workflows, including generative AI features in our Zedge App and AI-driven content capabilities in other offerings. As a result, we are subject to a growing number of federal, state, local, and foreign laws, regulations, regulatory codes, and guidelines governing privacy, data protection, AI, and information security. These regimes—covering the collection, storage, use, processing, transmission, sharing, and protection of personal information, as well as the training and deployment of AI systems—may be inconsistent across jurisdictions, conflict with one another, and change frequently.

The EU General Data Protection Regulation (“GDPR”) and the UK GDPR impose stringent privacy requirements, increase compliance costs, and authorize substantial fines for non-compliance. Changes to data protection laws in the UK, introduced by the Data (Use and Access) Act 2025, introduce an additional compliance burden represented by divergence of UK privacy standards previously aligned to those in the EU, following the UK’s exit from the EU on December 31, 2020. Several countries have enacted or are considering laws mandating local storage and processing of data or restricting cross-border data flows, potentially requiring us to modify systems architecture or withdraw certain services from affected jurisdictions.

In the United States, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), and many similar or forthcoming state privacy laws impose restrictions on the collection and use of personal information, sometimes with heightened protections for minors, provide various rights to consumers, and may provide private rights of action for certain data breaches. All 50 U.S. states, the District of Columbia, and U.S. territories have enacted breach-notification laws, and several require implementation of comprehensive cybersecurity programs. Compliance with these requirements increases operational costs and the risk of liability. In addition, there has been a significant increase in putative class action activity under privacy and privacy-related laws, often with claims for statutory damages and demands for changes in business operations.

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

In parallel, legislators and regulators globally are moving quickly to address AI-specific risks and operators of AI systems may face significant compliance obligations. California and Colorado have enacted AI laws imposing transparency, risk-management, and accountability requirements, and other states are considering similar measures. For example, Colorado’s SB 24-205, effective in 2026, will require deployers and developers of high-risk AI systems to implement risk management policies, conduct impact assessments, and provide transparency disclosures. Additional state and federal legislative activity may result in further binding obligations. In addition, the EU Regulation on Artificial Intelligence (“EU AI Act”) entered into force in August 2024, with phased applicability beginning in 2025, imposing obligations on providers and users of AI systems, including risk classification, data-governance, documentation, transparency, and human-oversight requirements, backed by significant fines for non-compliance. In addition to these EU-wide requirements, EU Member States are beginning to introduce their own individual AI laws, which have the potential to go beyond those requirements of the EU AI Act. The UK, Canada, and Australia are developing their own AI-specific legal frameworks. Complying with overlapping and potentially inconsistent regimes may require us to modify algorithms, retrain models, restrict features, alter data-handling practices, or delay or forego product launches.

In addition, as major platforms and competitors integrate their own AI features, such as Google’s AI Overviews in search, AI-driven emoji rendering, or direct delivery of wallpaper and personalization content, traffic to our properties, including Emojipedia and the Zedge Marketplace, could decline, which could adversely impact user acquisition, engagement, and monetization. AI outputs may also inadvertently infringe third-party intellectual property, produce flawed, biased, misleading, or harmful content, or fail to meet user expectations, exposing us to legal claims, regulatory scrutiny, and reputational harm.

Efforts to comply with this complex and evolving legal landscape may require substantial modifications to our data-processing practices, AI governance, and product features, increasing operational costs and reducing speed to market. Failure to comply—or perceived failure to comply—with applicable privacy, security, or AI-related obligations may result in investigations, enforcement actions, litigation, fines, negative publicity, loss of user trust, and other harm to our business, financial condition, and results of operations. Moreover, compliance failures or breaches by our service providers or other third parties with whom we share data may subject us to liability and reputational damage even if we are not directly at fault.

New laws may impact our business, such as those affecting artificial intelligence, online platforms, and digital content providers, and efforts by lawmakers in various jurisdictions to regulate providers of certain online services which may apply to our business and therefore introduce additional compliance obligations and potential sanctions and penalties for failings in these areas. Monitoring (and, if applicable, complying with) these developments is likely to increase the cost of doing business, and any failure to comply with new laws may harm our business and reputation.

The legal and regulatory landscape and industry standards surrounding the use of data and/or artificial intelligence technologies is rapidly evolving and remains uncertain, and compliance may impose significant operational costs and may limit our ability to develop, deploy, or use artificial intelligence technologies. New EU laws related to the use of data, including the EU Regulation on a Single Market for Digital Services (2022/2065) (“DSA”), the EU Regulation (2023/2854) on fair access to and use of data (“EU Data Act”), and the EU AI Act, which entered into force in August 2024, may impose additional rules and restrictions on the use of the data in our products. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to fines, penalties, and potential litigation, including class action lawsuits, if we fail to comply with applicable privacy, data security, or AI-specific laws, regulations, standards, and other requirements. The costs of compliance with, and other burdens imposed by, evolving data-related and AI-related laws, regulations, and standards may limit the use and adoption of our products and reduce overall demand.

Similarly, the UK has implemented the Online Safety Act 2023 (“OSA”), which regulates “user-to-user” services and imposes additional obligations on covered service providers, potentially increasing liability in relation to content hosted and shared on their services. Our business allows users to create accounts and upload content that can be accessed or encountered by other users. As such, we will likely incur legal costs in identifying the extent to which obligations under the DSA, OSA, and comparable laws in other jurisdictions may impact our business, and there may be ongoing compliance costs associated with these laws. Any breaches of such laws (to the extent they apply) may also lead to penalties and reputational damage.

Furthermore, legislators’ and regulators’ future approach to AI may impact our business. In the United States, state-level AI laws continue to proliferate, with notable developments in California and Colorado, and additional states actively considering similar legislation. In the EU, the AI Act introduces tiered compliance requirements, bans certain “unacceptable-risk” systems, and mandates transparency and risk-management obligations for “high-risk” AI systems. Other jurisdictions, including Canada (through the proposed Artificial Intelligence and Data Act), Brazil, and several Asia-Pacific markets, are advancing their own AI regulatory frameworks. We currently offer a number of products, services, and features that make use of AI, and we are exploring ways to further utilize the technology. The full extent and applicability of potential AI laws and regulations will require continuous monitoring to help ensure we remain in compliance and any associated risks are appropriately mitigated.

Finally, emerging policy trends—including initiatives by major search and platform operators to integrate AI-generated content and features directly into their core services—could lead to regulatory changes impacting discoverability of our products and services, use of our content in training AI models, and our ability to monetize user-generated or AI-generated content. These developments, whether arising from statutory changes, administrative rule-making, or industry-imposed standards, could materially and adversely affect our operations, competitive position, and results of operations.

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

Our future success depends, in part, on our ability to develop or aggregate and host compelling content and deliver that content to our users via our digital properties. We achieve this when users play our game, when artists, individual creators and brands upload their licensed content to our marketplace, or when we create content or enter into business partnerships with content owners and distribute this content in our marketplaces. In addition, we commission authors to write articles for our blog and use other tools and third parties to generate content.

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

From time to time, we are subject to claims from owners of technology patents, copyrights, trademarks, trade secrets and content, who assert claims against us. There may also be new laws and regulations that are adopted that change the rules related to the safe harbor for user generated content and ultimately requiring us to pay licensing fees. The use of AI-generated content raises complex intellectual property (IP) considerations, including questions about ownership rights and potential infringement of third-party IP. Uncertainties in IP law regarding AI outputs may expose us to legal disputes and challenges in protecting our proprietary content. We may need to invest in legal expertise and adjust our content policies to navigate these complexities effectively, increasing costs and potential liability. If a claim of infringement is brought against us that we are not able to successfully and cost-effectively defend, we may be required to pay substantial penalties or other damages and fines, remove relevant content, enter into license agreements that may not be available on commercially reasonable terms or at all or be barred from any of the third-party distribution platforms. Even though the allegations or claims could be baseless, our defense against any of these allegations or claims would be both costly and time-consuming and could significantly divert the efforts and resources of our management and other personnel.

We may not be able to prevent others from unauthorized use of our intellectual property, which could materially harm our business and competitive position.

We regard our trademarks, service marks, patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and patent law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary right. As of July 31, 2023, we have registered, amongst others, the following domain names: www.zedge.net, www.zedge.com, www.emojipedia.com, www.emojipedia.org, and gurushots.com. In addition, we have been granted trademark protection for “Zedge” in the United States, European Union, United Kingdom, India, and Canada, “We Make Phones Personal,” “Zedge, Everything You,” “Tattoo Your Phone,” “Shortz – Chat Stories by Zedge,” and “NFTs Made Easy” in the United States, a stylized “D” logo in the European Union, United Kingdom, United States, and Canada, “Emojipedia” in the United States, the European Union, the United Kingdom and Australia, “World Emoji Day” in the United States and United Kingdom, and “GuruShots” in the United States, Canada, European Union, and the United Kingdom. We have also applied for trademark protection for “pAInt,” and “Zedge pAInt” in the United States, a stylized “D” logo in India, and “GuruShots” in India, and have obtained copyright registrations for the GuruShots mobile and web-based applications, and have obtained a copyright registration for our flagship app, Zedge.

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

RISKS RELATED INFORMATION TECHNOLOGY AND DATA SECURITY

Our business depends on our ability to collect and effectively use data to serve relevant advertising, deliver suitable content, and identify appropriate customer prospects, and any limitation on the collection and use of this data could significantly diminish the value of our services, cause us to lose clients, make us less attractive to prospective customers, and harm our revenues.

When one uses our products and services, we may collect both personally identifiable and non-personally identifiable data about the user. This may include, but is not limited to, the user’s name, telephone number, email address, web cookies, Meta and other login credentials, phone model, operating system, location, Android Advertising ID (“AAID”), Apple’s Identifier for Advertising (“IDFA”), as well as information relating to their interaction with advertisements and content appearing within our products. We use certain of this data to provide a better experience for the user by delivering both relevant content and advertisements. We also use some of this data to help us target prospective customers and for advertising reporting purposes.

Additionally, internet-enabled devices, browsers, and operating systems, controlled by third parties, offer options that allow users to disable or limit functionality that supports advertising and analytics. Device and browser manufacturers may include or expand these features as part of their standard specifications. For example, Apple deprecated UDID, replacing it with IDFA, and later required opt-in consent for IDFA tracking, while Google is developing the Privacy Sandbox for Android, limiting cross-app tracking. If users elect to opt out of data sharing, we will be curtailed in our ability to deliver effective advertising, which could negatively affect our digital advertising revenues.

The regulatory landscape for online tracking continues to evolve, particularly in relation to the use of cookies and similar technologies. In the EU, UK, and certain other jurisdictions, businesses are required to obtain informed user consent before placing non-essential cookies or engaging in behavioral advertising. To facilitate compliance, many publishers, including us, employ consent management platforms (“CMPs”) that present cookie banners or preference centers, record user choices, and transmit consent signals to advertising partners. However, CMP implementation increases operational complexity, may cause user friction, and can materially reduce the percentage of users granting consent for personalized advertising. Industry data indicates that consent rates can vary widely (often below 70% in some markets), and further regulatory changes or browser-level restrictions on CMP frameworks (such as Google Chrome’s planned third-party cookie phase-out) could depress those rates further. A sustained drop in consent rates would directly impact the volume and value of addressable advertising inventory.

Although our Privacy Policy and Terms of Service provide extensive details about how we use customer data, our clients or advertising partners may decide not to allow us to collect some or all of this data or may limit how we can use it. Any limitation on our ability to collect behavioral, engagement, or device data would likely make it more difficult for us to deliver relevant content to our users and effective advertising campaigns that meet advertiser demands.

Our contracts with advertisers generally permit us to aggregate data from campaigns; however, clients might nonetheless request that we discontinue using previously aggregated data. Complying with such requests may be difficult or impossible and could require us to invest significant resources. Interruptions, failures, or defects in our data collection, analysis, and storage systems, combined with privacy concerns, consent-management restrictions, and regulatory changes, could limit our ability to aggregate and analyze mobile device user data. If that happens, we may be unable to optimize ad placement for our clients, making our services less valuable and potentially resulting in client losses and materially reduced revenues.

Any significant system or network disruption or cyberattack could have a material adverse effect on our business prospects and results of operations.

We rely heavily on complex information technology systems and networks to operate our business efficiently. Any significant disruption or cyberattack affecting these systems could have a detrimental impact on our operations and financial performance. Our technological infrastructure includes systems and services managed by third-party providers. This reliance has become increasingly complicated due to ongoing supply chain disruptions exacerbated by geopolitical events, such as conflicts that may further complicate existing supply chain constraints.

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

Disruption to our information technology systems, network failures, or security breaches could negatively impact our business continuity, operations, and financial results. These risks are confined to the networks and e-commerce platforms of console providers and online partners. External factors, such as extended remote work arrangements, geopolitical tensions, and internal factors like data migration and system maintenance, further exacerbate these risks.

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

The investment needed to eliminate or address security threats and vulnerabilities before or after a cyber-incident could be material. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and loss of existing or potential suppliers, users, or creators. As threats related to cyber-attacks continuously evolve and grow, we may also find it necessary to invest additional resources in protecting our data and infrastructure, which may impact our results of operations. Although we have insurance coverage protection against cyber-attacks, it may not be sufficient to cover all possible claims stemming from security breaches, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events, and we may suffer losses that could have a material adverse effect on our business. We could also be negatively impacted by existing and proposed laws and regulations in the United States, Lithuania, Israel, the European Union, and other jurisdictions, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection.

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

Michael Jonas is our controlling stockholder, Executive Chairman, Chairman of our Board of Directors, and, as of October 24, 2025, had voting power over approximately 61% of the combined voting power of our outstanding capital stock. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

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

Our results of operations may be subject to wide fluctuations due to a number of factors which may adversely affect the trading price of our Class B common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Our cybersecurity framework (which includes management of related risks), is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology, the Center for Internet Security Controls, and the International Organization for Standardization. We do not certify that we meet any particular technical standards, specifications, or requirements, but we use the aforementioned frameworks and standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We use these frameworks, together with information collected from internal assessments, to develop policies for the use of our information assets (e.g., IT business information and information resources such as mobile phones, computers and workstations), access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, by strong Identity and Access Management framework, such as Role Based Access Control, Attribute Based Access Control, principle of Least Privilege, Need-to-Know access and multi factor authentication as obligatory second factor to our core resources. We also enhance our endpoint protection by deploying an endpoint detection and response tool. Its core mission is to defend our endpoints and systems against new malware, rootkits, spywares and ransomware. We also work with internal stakeholders across the Company to integrate foundational cybersecurity principles throughout our operations, including the employment of multiple layers of cybersecurity defenses, restricted access based on business needs, and integrity of our business information. We routinely train our employees on cybersecurity awareness on social engineering attacks, confidential information protection, emerging threats and simulated phishing attacks to improve self-awareness of our employees.

We have standing engagements with incident response experts and external counsel, including through our cyber insurance. We frequently collaborate with industry experts and cybersecurity practitioners at other companies to exchange intelligence about potential cybersecurity threats, best practices and trends. We continuously monitor and collect insights on the latest vulnerabilities and attack patterns (TTPs) released by the Cybersecurity and Infrastructure Security Agency (CISA) and the National Institute of Standards and Technology (NIST).

The annual “Threat Landscape” report published by the European Union Agency for Cybersecurity (ENISA) each October serves as a key strategic intelligence source supporting the hardening and protection of our infrastructure. This report offers a comprehensive perspective on prevalent attack types, mapped across threat vectors and industry domains, accompanied by actionable defense strategies that support effective risk reduction to levels aligned with our organizational tolerance. It allows for the deployment of tailored security measures, enhancing Zedge’s ability to withstand evolving cyber risks.

We also have our own incident response team who is engaged in dealing with security events triggered by our Security Information and Event Management (SIEM) system. Continuous monitoring of our infrastructure — from endpoint devices to virtual clusters — helps detect potential interception of internal communications, preventing the leakage of business-critical data.

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

Our vulnerability management program involves regular scanning and testing of systems, endpoints, virtual environments, and cloud-based assets to identify potential software flaws, misconfigurations, or exposure points. Once vulnerabilities are detected, we prioritize remediation based on risk impact and business criticality, ensuring that all gaps are addressed in a timely and effective manner. This proactive approach enables us to maintain a hardened infrastructure, reduce attack surface, and align with industry best practices and regulatory expectations.

As part of our secure development lifecycle (SDLC), we conduct both automated and manual code reviews to ensure that the applications we deliver to our users are resilient against exploitation and designed to prevent data leakage. By embedding security controls throughout the development process — from design to deployment — we uphold confidentiality, integrity, and reliability. This approach not only protects sensitive user data, but also reinforces trust in our platform and supports long-term compliance with regulatory frameworks.

In response to the growing use of AI, by bad actors, we adapt our internal policies, procedures, and control mechanisms to address AI-driven threats, including:

●	Automated phishing campaigns and deepfake content used for impersonation or fraud.

●	Malicious code generation via large language models.

●	Adversarial attacks that manipulate input data to bypass security algorithms.

●	AI-assisted vulnerability scanning and exploitation of system weaknesses.

Our multi-layered defense strategy includes:

●	Continuous monitoring and anomaly detection powered by machine learning to identify AI-driven attack patterns.

●	Enhanced SDLC with static and dynamic code analysis to detect AI-generated vulnerabilities.

●	Employee training on AI-related risks, such as synthetic media, prompt injection, and suspicious automation.

●	Third-party risk assessments that evaluate the AI capabilities of vendors and partners to prevent external exposures.

●	Incident response playbooks tailored to AI-specific scenarios, such as automated botnet coordination or synthetic identity fraud.

These practices ensure our organization remains agile, secure, and prepared for the evolving AI-driven threat landscape.

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

●	Embedding cybersecurity within the broader enterprise risk management (ERM) strategies to evaluate cyber risks alongside financial, operational, and reputational risks, enabling executive leadership to make informed decisions.

●	Leveraging external threat intelligence and collaborating with industry peers, regulatory bodies, and national cybersecurity agencies to adapt to emerging threats.

●	Embedding security into software development through deployment, with regular code reviews, SDLC checkpoints, and secure architecture principles.

●	Reviewing governance practices, incorporating lessons learned from incidents, audits, and tabletop exercises to refine policies, controls, and strategic priorities.

●	Providing transparent cyber risk metrics and governance outcomes to the Board of Directors, ensuring alignment with strategic priorities and positioning cybersecurity as a business enabler.

Item 2. Properties

Since July 2020, we have not maintained a physical headquarters, but maintain a virtual presence as our headquarters as our corporate staff has been working remotely. We lease a 4,900 square-foot office in Trondheim, Norway, as well as a development center in Vilnius, Lithuania, that accommodate our product, design, monetization, marketing and technology teams. The Trondheim lease is due to expire in March 2027 and we are exploring alternatives for that space in light of the recent restructuring and shut down of that office. On June 6, 2025, we signed a lease for a 3,600 square feet office space in Vilnius with the estimated move-in date on or before October 31, 2025, Note 19, Subsequent Events, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. We lease approximately 2,200 square feet of office space in Tel Aviv, Israel that accommodates members of both the GuruShots and Zedge teams. The Tel Aviv lease is due to expire in October 2026. Our servers are hosted in leased data centers in different geographic locations in the United States. These data centers are owned and maintained by third-party data center providers. The Company believes it has sufficient space to accommodate its employees and operations.

Item 3. Legal Proceedings

We may from time to time be subject to claims, demands and legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, we do not expect any of those legal proceedings to have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class B Common Stock

Our Class B common stock is quoted on the NYSE American stock exchange under the trading symbol ZDGE. Trading commenced on the NYSE American on June 1, 2016. On October 27, 2025, the last sales price reported on the NYSE American for our Class B common stock was $3.79 per share.

On October 27, 2025, there were 257 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. As of October 27, 2025, all shares of Class A common stock are beneficially owned by Michael Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2025 and which is incorporated by reference herein.

Recent Sales of Unregistered Securities

None.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Repurchases of Equity Securities

In October 2021, our board of directors authorized a repurchase program of up to 1.5 million shares of our Class B common stock at a maximum aggregate purchase price of $3 million (“2021 Share Repurchase Plan”) which was completed on August 28, 2024. On September 9, 2024, our Board approved a $5 million share buyback program (the “2024 Share Repurchase Plan”). Repurchases under the 2021 Share Repurchase Plan were, and under the 2024 Share Repurchase Plan are to be, made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 trading plans to facilitate repurchases of our shares under the 2024 Repurchase Plan. The 2024 Repurchase Plan does not obligate us to acquire any particular amount of our Class B common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion.

The following table summarizes the share repurchase activity for the fourth quarter of fiscal 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in thousands)		(in thousands)	(in thousands)
May 1, 2025 to May 31, 2025	62	$2.40	62	$3,631
June 1, 2025 to June 30, 2025	394	$3.72	394	$2,165
July 1, 2025-July 31, 2025	184	$4.27	184	$1,378
Total	640		640

(1)	The average price paid per share includes any broker commissions.

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

We are part of the ‘Creator Economy,’ which is estimated to be worth between $191 billion and $250 billion globally in 2025, with some forecasts placing the global market size as high as $848 billion by 2032121314. According to multiple reports, there are now over 207 million active content creators worldwide.1516 Furthermore, between 45% and 47% of creators identify as working full-time in this space171819. Most creators earn modest incomes, and studies suggest that only a small portion, approximately 4%, of creators earn more than $100,000 per year202122. We view the Creator Economy as an opportunity for Zedge to expand our business, especially as we execute by connecting our gamers with our marketplace.

Our Zedge App (which is named “Zedge Wallpapers” in the App Store) offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. Over the past two fiscal years, our Zedge App has had between 22.1 million and 28.7 million MAU, ending with 23.3 million MAU as of July 31, 2025. MAU is a KPI for our Zedge app that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content for purchase. In turn, our users utilize the content to personalize their phones and express their individuality.

In fiscal 2023, we introduced pAInt, a generative AI wallpaper maker in the Zedge App. A generative AI wallpaper maker is an implementation of artificial intelligence software that can create images from text descriptions. To interface with a generative AI image maker, a user enters a text description of the image they want to create, and the software generates an image based on that description. Today, pAInt is available for text-to-image, image-to-image, and text-to-audio creation. In addition, we upgraded Zedge+, our paid subscription offering by bundling together an ad-free experience with value adds making the offering more compelling.

We often refer to our freemium ringtones and wallpapers, our subscription offering, the functionality for creators to market their products and ancillary offerings and features both in our Zedge App and website, as our Zedge Marketplace.

The Zedge Marketplace’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly, annual or lifetime subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of July 31, 2025, we had approximately 984,000 active subscribers.

In fiscal 2025, we began building DataSeeds.AI (“DataSeeds”), a business-to-business marketplace offering access to our rapidly growing catalog of over 30 million high-quality, fully rights-cleared images for AI training, ecommerce, and stock photos. Uniquely positioned to deliver custom content at scale, DataSeeds leverages its global creator network, tens of thousands of photographers from GuruShots and creators from Zedge to fulfill highly specific client briefs across geographies, themes, and use cases. DataSeeds addresses a critical challenge facing foundational models today: the need for edge-case visual content to improve accuracy and performance. Each asset can be enhanced with detailed annotations, segmentation masks, technical metadata, and peer-based quality rankings, ensuring datasets are both robust and production-ready. With scalable infrastructure and fast turnaround times, DataSeeds is a powerful partner for enterprises building the next generation of AI-powered applications.

[12]	https://www.coherentmarketinsights.com/industry-reports/global-creator-economy-market
[13]	https://market.us/report/creator-economy-market/
[14]	https://inbeat.agency/blog/creator-economy-statistics
[15]	https://demandsage.com/creator-economy-statistics/
[16]	https://www.forbes.com/sites/stevenbertoni/2025/06/16/forbes-top-creators-2025/
[17]	https://www.wpbeginner.com/research/creator-economy-statistics-that-will-blow-you-away/
[18]	https://nealschaffer.com/creator-economy-statistics/
[19]	https://www.spiralytics.com/blog/content-creator-statistics-2025/
[20]	https://blog.invitemember.com/how-much-do-content-creators-make/
[21]	https://brentonway.com/top-influencer-marketing-statistics/
[22]	https://blog.hootsuite.com/instagram-statistics/

In April 2022, we acquired GuruShots Ltd (“GuruShots”), a gamified photography platform that engages a global community of photographers through daily challenges, real-time feedback, and a competitive, interactive experience. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 550,000 photographs and casting close to 2.8 billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

GuruShots utilizes a ‘Free-to-Play’ business model and generates revenue through in-app purchases of virtual currency. Players can use this currency to unlock competitions or gain an edge by purchasing resources and participating in additional gameplay. Over the past eight years, the monthly average paying player spend has increased in excess of 6.2% annually to more than $40.9 per player.

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

Since the acquisition, GuruShots has faced challenges in growth and profitability, and its revenue has declined. We have cut costs at GuruShots, including as part of the restructuring implemented in January 2025, and have materially scaled back on PUA for the unit. In parallel, we are developing a plan, referred to as GuruShots 2.0, to revamp GuruShots’ offering in order to put it on a growth trajectory and unlock the potential value of this asset. Our strategy focuses on attracting new users and converting them into recurring, paying players. To date, we have introduced a fun and comprehensive onboarding experience to draw new users into the gameplay with ease and migrated to a coin-based in-game economy to enable more opportunities to reward and monetize players

Historically, we marketed GuruShots to prospective players primarily via PUA channels including Google, Meta, TikTok and other platforms, utilizing a variety of ad formats, such as static and video ads. As part of the restructuring plan, we have significantly reduced PUA investment to improve ROAS and intend to continue managing PUA spend in this framework performance.

In addition to its potential as a standalone game, we believe that the extensive library of photographs generated by GuruShots players through submissions to GuruShots’ competitions represents a valuable dataset for our emerging DataSeeds offering. To date, we have secured rights to license a portion of this library for various applications, including AI training, and we continue to expand the licensable catalog by securing rights to additional photographs. We believe the scale and distinctive characteristics of this dataset position it as a meaningful resource for DataSeeds’ target market.

In August 2021, we acquired Emojipedia Pty Ltd (“Emojipedia”), the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news, as well as World Emoji Day and the annual World Emoji Awards. In July 2025, Emojipedia received approximately 48.4 million monthly page views and has approximately 8.9 million monthly active users as of July 31, 2025 of which approximately 46.2% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends.

Post its acquisition in August 2021, Emojipedia was immediately accretive to earnings. In the past year, we have made many changes to Emojipedia including an AI-powered emoji sticker generator tool as well as an extensive emoji sticker library.

In late September 2025, Google released an update to its Search Engine Results Page (SERP) enabling users to copy emojis directly from search results rather than being directed to third-party sites such as Emojipedia. In addition, AI platforms, including ChatGPT and Claude, now return emoji results in response to user queries. While it is too early to accurately quantify the impact of these changes on Emojipedia’ s monthly active users (MAU), we believe they are likely to result in reduced traffic and adversely affect revenue. In light of these developments, we will evaluate potential mitigation strategies and determine whether such measures warrant investment given the associated costs and expected benefits.

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

●	Revenue Recognition

●	Intangible Assets-Net

●	Goodwill

●	Capitalized software and technology development costs

●	Stock-Based Compensation

●	Restructuring Charges

●	Income Taxes

See Note 1, Description of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K for a complete discussion of our significant accounting policies.

Revenue Recognition

We generate revenue from the following sources: (1) Advertising; (2) Paid Subscription; (3) Other revenues including primarily Zedge Premium (the section of our marketplace where we offer premium content for purchase), and (4) Digital Goods and Services. The substantial majority of our revenue is generated from selling our advertising inventory (“Advertising Revenue”) to advertising networks and advertising exchanges. Our weekly, monthly, yearly and life-time subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from our Zedge App. In Zedge Premium, we receive 30% of the net purchase price, after payment of fees to Google Play or the App Store, when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium. Sales and other similar taxes are excluded from revenues.

Advertising Revenue: We generate the bulk of our revenue from selling the Zedge Marketplace’s advertising inventory to advertising networks and advertising exchanges.

●	Advertising Networks. An advertising network is a third-party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.

●	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for advertising inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.

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

Paid Subscription Revenue: Beginning in January 2019 and April 2023, we started offering paid subscription services sold through Google Play and the App Store, respectively. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play and the App Store process subscription prepayment on Zedge’s behalf, and retain a fee of up to 30%. Subscriptions are nonrefundable after a period of seven days. Paid subscriptions are automatically renewed at expiration unless cancelled by subscribers. While customers can cancel at any time, they will not receive any refund, and will continue to receive the service until the end of the subscription period. The duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. The payment terms for subscriptions sold through Google Play is net 30 days after month-end. The payment terms for subscriptions sold through the App Store is net 45 days after month-end. We recognize subscription revenue ratably over the subscription periods which range from weekly, monthly, yearly and lifetime with lifetime subscriptions deemed to have an estimated lifespan of 30 months.

Zedge Premium: Zedge Premium is our marketplace where artists and brands can market, distribute and sell their digital content to our users. The content owner sets the price and end users can purchase the content by paying for it with Zedge Credits, our closed virtual currency. Alternatively, the content owner may opt to place some items behind video ad gates, in which case end users can acquire the content by watching a brief video ad. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits, Google Play or the App Store retains a fee of 30% of the purchase price. When a user purchases Zedge Premium content using Zedge credits or watching a rewarded video, the artist or brand receives 70% of the actual revenue after the Google Play or App Store fee (“Royalty Payment”) and we receive the remaining 30%, which is recognized as revenue.

Digital Goods and Services: GuruShots generates the substantial majority of its revenues from the sale of virtual tokens that players can redeem for in-game goods and services (e.g., power-ups, entry fees, or resource bundles). GuruShots distributes its game to users through mobile platforms such as Apple’s App Store and Google Play, as well as via the internet. Through these platforms, users can download the free-to-play game and can purchase virtual goods which are redeemed in the game to enhance their game-playing experience.

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

GuruShots categorizes its virtual goods as consumable. GuruShots’ game sells only consumable virtual goods. Consumable virtual goods represent items that can be consumed by a specific player action and do not provide the player any continuing benefit following consumption. GuruShots has determined - through a review of game play behavior - that players generally do not purchase additional virtual goods until their existing virtual goods balances have been substantially consumed. This review includes an analysis of game players’ historical play behavior, purchase behavior, and the amounts of virtual goods outstanding. Revenue is recognized once the virtual goods are sold. GuruShots monitors its analysis of customer play behavior on a quarterly basis.

As discussed above, GuruShots concluded that revenue related to the promise of enhancing users’ gaming experience through in-game resource purchases should be recognized ratably over the period of benefit period (i.e., the period over which the enhanced gaming experience is provided). However, for practical reasons, GuruShots does not defer the portion of revenue attributable to future uses of resources as of any given balance sheet date. This is due to the duration of the enhanced gaming experience that is provided being, in substantially all of the cases, and applying the portfolio approach (as GuruShots reasonably expects that the effects on the financial statements of applying Accounting Standards Codification (“ASC”) 606 guidance to the portfolio would not differ materially from applying ASC 606 guidance to the individual contracts), a very short time frame ranging from a few hours to less than two weeks. Therefore, the result of recognizing the related revenues at the point in time which user first consumes the respective resource would yield a result that is not substantially different then ratable recognition over the period of benefit. Accordingly, revenue is recognized once the virtual goods are sold.

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

With respect to Zedge Premium, Zedge, as provider of the platform, is effectively operating as a broker or intermediary connecting online content providers with the end user. While we use gross revenue (net of the 30% fee retained by Google Play or the App Store when a user purchases Zedge Credits) as a performance metric, we record revenue on a net basis from Zedge Premium which consists of a 30% platform fee, in-app purchases profit and breakage. Content providers are paid their portion of revenue which is a 70% share of the gross revenue calculated.

Intangible Assets-Net

We test the recoverability of our intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We test for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

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

We evaluate these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The Company’s strategic reassessment of GuruShots’ operations in connection with the restructuring initiative resulted in a $0.8 million impairment of capitalized software and technology development costs which is recorded in the Company’s consolidated statements of operations and comprehensive loss for the fiscal year ended July 31, 2025.

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

Restructuring Charges

The restructuring charges incurred by the Company in fiscal 2025 consist primarily of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilities restructuring costs associated with the Company’s workforce reduction announced (and substantially implemented) in the second quarter of fiscal 2025. Employee termination benefits are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable. Charges related to facilities restructuring actions are comprised of costs related to early termination of the lease agreement and impairment of the right-of-use asset in connection with the abandonment of the property.

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

The Israel-Hamas and Israel-Hezbollah Conflicts

Given our operations in Israel, the impact of economic, political, geopolitical, and military conditions in the region directly affects us, including conflicts involving missile strikes, infiltrations, and terrorism. Notably, on October 7, 2023, Hamas, a designated terrorist organization, launched a savage terror attack in Israel, along with launching thousands of rockets into Israeli sovereign territory. The State of Israel declared war against Hamas resulting in the mobilization of more than 300,000 army reserve. In addition, Hezbollah, another designated terrorist organization, based in Lebanon, has been indiscriminately shelling Israeli territory. Since October 8, 2023, the Houthi rebels based in Yemen have also launched ballistic missiles and kamikaze drones at Israel, and the Islamic Republic of Iran has on two occasions attacked Israel with a barrage of ballistic missiles. In June of 2025 Israel and Iran entered into the ’12-Day War’ during which our office and schools were closed and there were shelter in place orders that were issued. The constant barrage of ballistic missiles launched from Iran and Yemen interrupted our operations. Although a temporary ceasefire is in place, it is unclear if it is sustainable. The extent and duration of this conflict remain uncertain. Israel’s response to Hamas’ unprecedented attack led to the mobilization of IDF reservists, affecting our workforce. Prior to this, changes in Israel’s judicial system had already raised concerns about the business environment, compounded by recent events, potentially impacting foreign investment, currency fluctuations, credit ratings, interest rates, and security markets. Furthermore, regional political unrest and threats from extremist groups, notably Iran, pose additional risks. Management and our Board of Directors are closely monitoring the situation in Israel to address potential business disruptions and implications.

AI Technology Trends

A key component of our growth strategy involves the adoption and utilization of AI, which introduces certain risks that may materially and adversely affect our business, financial condition, results of operations, and reputation. We incorporate AI into products such as pAInt and rely on AI for content moderation, personalization, and user engagement, but market demand for AI-driven offerings remains uncertain and may be outpaced by competitors. Compliance with evolving AI laws, such as the EU AI Act, may impose significant operational costs. Additionally, in late September 2025, Google released an update to its Search Engine Results Page (SERP) enabling users to copy emojis directly from search results rather than being directed to third-party sites such as Emojipedia, and AI platforms, including ChatGPT and Claude, now return emoji results in response to user queries. While it is too early to accurately quantify the impact of these changes on Emojipedia’s MAU, we believe they are likely to result in reduced traffic and adversely affect revenue. These uncertainties could significantly diminish the value of our services and materially and adversely affect our revenue, profitability, and prospects.

Key Performance Indicators

Our results of operations discussion includes disclosure of four key performance indicators - Monthly Active Users (MAU) and Average Revenue Per Monthly Active User (ARPMAU) for our Zedge App and Monthly Active Payers (MAP) and Average Revenue Per Monthly Active Payer (ARPMAP) for GuruShots.

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

As of July 31, 2025 MAU declined 11.1% year over year primarily due to attrition in emerging markets, particular in Latin America and South Asia. As a result, users in emerging markets represented 76.7% of our MAU as of July 31, 2025 compared to 78.9% a year prior.

ARPMAU increased 16.9% for the three months ended July 31, 2025 when compared to the same period a year ago, primarily due to higher advertising rate and higher subscription revenue.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended July 31, 2025 as compared to the same period a year ago:

	Three Months Ended July 31,
(in millions, except ARPMAU - Zedge App)	2025	2024	% Change
MAU - Zedge App	23.3	26.1	-11.1%
Developed Markets MAU - Zedge App	5.4	5.5	-1.8%
Emerging Markets MAU - Zedge App	17.8	20.6	-13.6%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	76.7%	78.9%	-2.8%

ARPMAU - Zedge App	$0.0925	$0.0791	16.9%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended July 31, 2025:

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

The following table shows our MAP and ARPMAP for the three months ended July 31, 2025 as compared to the same period a year ago:

	Three Months Ended July 31,
	2025	2024	% Change
Monthly Active Payers	3,326	4,521	-26.4%
Average Revenue per Monthly Active Payer	$43.5	$52.5	-17.1%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended July 31, 2025:

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

Results of Operations

The following table sets forth certain of our consolidated results of operations data for the fiscal year ended July 31, 2025 compared to the fiscal year ended July 31, 2024:

	Fiscal Year Ended July 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Revenues	$29,398	$30,091	$(693)	-2.3%
Direct cost of revenues	1,841	1,859	(18)	-1.0%
Selling, general and administrative	27,187	25,625	1,562	6.1%
Depreciation and amortization	1,149	2,454	(1,305)	-53.2%
Impairment of intangible assets	-	11,958	(11,958)	-100.0%
Restructuring charges	1,605	-	1,605	nm
Loss on disposal of property and equipment	21	-	21	nm
Impairment of capitalized software and technology development costs	827	-	827	nm
Loss from operations	(3,232)	(11,805)	8,573	72.6%
Interest and other income, net	666	626	40	6.4%
Net loss resulting from foreign exchange transactions	(151)	(190)	39	20.5%
Income taxes benefit	(325)	(2,198)	1,873	85.2%
Net loss	$(2,392)	$(9,171)	$6,779	73.9%

nm-not meaningful

Comparison of Our Results of Operations for the fiscal years ended July 31, 2025 and 2024

Revenues

The following table sets forth the composition of our revenues for the periods indicated:

	Fiscal Year Ended July 31,
	2025	2024	$ Changes	% Changes
	(in thousands, except percentage)
Zedge Marketplace
Advertising revenue	$20,338	$21,042	$(704)	-3.3%
Paid subscription revenue	5,093	4,349	744	17.1%
Other revenues	1,782	1,225	557	45.5%
Total Zedge Marketplace revenue	27,213	26,616	597	2.2%
GuruShots
Digital goods and services	2,185	3,475	(1,290)	-37.1%
Total revenue	$29,398	$30,091	$(693)	-2.3%

The following table summarizes our subscription revenue for the periods indicated:

	Fiscal Year Ended July 31,
	2025	2024	% Changes
	(in thousands, except revenue per subscriber and percentages)
Subscription Revenue	$5,093	$4,349	17.1%
Active subscriptions net increase	315	22	1331.8%
Active subscriptions at end of period	984	669	47.1%
Average active subscriptions during the period	789	654	20.6%
Average monthly revenue per active subscription	$0.54	$0.55	-1.8%

The following table presents a reconciliation of subscription billings to the most directly comparable GAAP financial measures for the fiscal years ended July 31, 2025 and 2024. We calculate subscription billings by adding the change in subscription deferred revenue between the start and end of the period to subscription revenue recognized in the same period. Subscription billings is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the growth of the subscription-based portion of our business, which is a critical part of our business plan. The $2.3 million and $1.4 million increase in deferred revenue for the fiscal years ended July 31, 2025 and 2024, respectively, were primarily attributable to the life-time subscription offering we introduced in fiscal 2024.

	Fiscal Year Ended July 31,
	2025	2024	$ Change	% Changes
	(in thousands, except percentages)
Subscription Revenue	$5,093	$4,349	$744	17.1%
Changes in subscription deferred revenue	2,267	1,356	911	67.2%
Subscription Billings (Non-GAAP)	$7,360	$5,705	$1,655	29.0%

The following table summarizes Zedge Premium gross and net revenue for the fiscal years ended July 31, 2025 and 2024.

	Fiscal Year Ended July 31,
	2025	2024	$ Changes	% Changes
	(in thousands, except percentages)
Zedge Premium-gross revenue (“GTV”)	$2,617	$2,148	$469	21.8%
Zedge Premium-net revenue	$1,778	$1,196	$582	48.7%
Gross margin	68%	56%

For the fiscal year ended July 31, 2025, our advertising revenue decreased by $0.7 million, or 3.3%, from the prior year period primarily due to the decrease in our ad inventory. This decrease was partially offset by an increase in price per advertising impression paid by the advertisers on our platform.

For the fiscal year ended July 31, 2025, our subscription revenue increased by $0.7 million, or 17.1%, from the prior year period primarily due to the growth in lifetime subscriptions. Subscription billings increased by $1.7 million, or 29.0%, to $7.4 million in fiscal 2025 from $5.7 million in fiscal 2024.

For the fiscal year ended July 31, 2025, our other revenue increased by $0.6 million, or 45.5%, from the prior year period. The increase in fiscal 2025 was primarily due to Zedge Premium net revenue growth which increased $0.6 million, or 48.7%, compared to fiscal 2024. Zedge Premium gross margin was 68% in fiscal 2025 compared to 56% in fiscal 2024. We introduced certain generative AI features in our Zedge App in fiscal 2024 which contributed in part to the higher gross margin in fiscal 2025 as we keep 100% of the associated revenue, i.e. no royalty payment owed to the content creators.

For the fiscal year ended July 31, 2025, digital goods and services revenue decreased by $1.3 million, or 37.1%, from the prior year period primarily due to the 27.0% decrease in GuruShots’ MAP year over year.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting, content serving and filtering, and data analytic tools, excluding amortization of capitalized software and technology development costs for both internal used software and software to be sold, leased, or marketed.

	Fiscal Year Ended July 31,
	2025	2024	$ Changes	% Changes
	(in thousands, except percentages)
Direct cost of revenues	$1,841	$1,859	$(18)	-1.0%
As a percentage of revenues	6.3%	6.2%

Direct cost of revenues in fiscal 2025 decreased by $18,000, or 1.0%, compared to fiscal 2024 primarily due to the savings from continuing optimizing of our backend infrastructure. Direct cost of revenues as percentage of revenue remained relatively flat year over year at about 6.2%

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of personnel related expenses, user acquisition costs, stock-based compensation expense (as discussed below), third-party payment processing fees related to in-app purchases (“platform fees”), marketing, consulting, professional fees, software licensing fees, recruiting fees, facilities and public company related expenses.

	Fiscal Year Ended July 31,
	2025	2024	$ Changes	% Changes
	(in thousands, except percentages)
Selling, general and administrative	$27,187	$25,625	$1,562	6.1%
As a percentage of revenues	92.5%	85.2%

SG&A expense in fiscal 2025 increased by $1.6 million, or 6.1%, compared to fiscal 2024. The increase was primarily due to the increase in user acquisition costs, platform fee, consulting, professional fees, software licensing fees offset by the decrease in personnel related expenses primarily from the corporate restructuring implemented in January 2025. We ramped up paid user acquisition for our Zedge App significantly but scaled back paid user acquisition for GuruShots in fiscal 2025 when compared to fiscal 2024. As a percentage of revenue, SG&A expense was 92.5% in fiscal 2025 compared to 85.2% in fiscal 2024.

Our headcount was 82 and 99 as of July 31, 2025 and 2024, respectively. The reduction in our headcount can be attributed to the corporate restructuring implemented in January 2025. The majority of our employees are based in Lithuania and Israel.

SG&A expense also includes stock-based compensation expense including equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401(k) matching contributions. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 13, Stock-Based Compensation, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The following table summarizes stock-based compensation expense for the fiscal year ended July 31, 2025 and 2024.

	Fiscal Year Ended July 31,
	2025	2024	$ Changes	% Changes
	(in thousands, except percentages)
Stock-based compensation expense	$1,445	$2,141	$(696)	-32.5%

Stock-based compensation expense in fiscal 2025 decreased by $0.7 million, or 32.5%, compared to fiscal 2024. The decrease was primarily attributable to lower aggregate fair value related to the deferred stock units (“DSUs”) granted in November 2024 compared to that of the DSUs granted in September 2021 which were being recognized on a graded vesting basis over the requisite service periods. Additionally, our stock-based compensation expense related to the retention bonuses in connection with the GuruShots acquisition were fully recognized as of April 1, 2025, which contributed in part to the year over year decrease.

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

	Fiscal Year Ended July 31,
	2025	2024	$ Changes	% Changes
	(in thousands, except percentages)
Depreciation and amortization	$1,149	$2,454	$(1,305)	-53.2%
As a percentage of revenues	3.9%	8.2%

Depreciation and amortization expense in fiscal 2025 decreased by $1.3 million, or 53.2%, compared to fiscal 2024, primarily due to the $11.9 million impairment charge of intangible assets recorded in Q2 of fiscal 2024 discussed below.

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

Restructuring charges. In fiscal 2025, we recorded approximately $1.6 million in restructuring charges primarily consisting of severance and employee benefits in connection with the global restructuring implemented in January 2025, as more fully described in Note 18 Restructuring and Other Related Charges to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Loss on disposal of property and equipment. In fiscal 2025, we incurred a $21,000 loss on disposal of property and equipment from the closing of our office in Norway in connection with the restructuring implemented in January 2025, as more fully described in Note 18 Restructuring and Other Related Charges to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

Impairment of capitalized software and technology development costs. In fiscal 2025, we wrote off approximately $0.8 million of GuruShots’ capitalized software and technology development costs in connection with the global restructuring implemented in January 2025, as more fully described in Note 18 Restructuring and Other Related Charges to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Interest and other income, net.

	Fiscal Year Ended July 31,
	2025	2024	$ Changes	% Changes
	(in thousands, except percentages)
Interest and other income, net	$666	$626	$40	6.4%
As a percentage of revenues	2.3%	2.1%

The increase in interest and other income, net in fiscal 2025 when compared to fiscal 2024 was primarily due to lower interest yield we received on our cash in fiscal 2025, which was partially offset by $65,000 in interest expense related to the $2 million term loan which was repaid in November 2023 and the $50,000 impairment charge related to our investment in a privately held company of which the carrying value was reduced to $0 as of October 30, 2023.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in Norwegian Krone (“NOK”) and Euros (“EUR”) relative to the U.S. Dollar, including gains or losses from our currency hedging activities.

	Fiscal Year Ended July 31,
	2025	2024	$ Changes	% Changes
	(in thousands, except percentages)
Net loss resulting from foreign exchange transactions	$(151)	$(190)	$39	20.5%
As a percentage of revenues	-0.5%	-0.6%

nm-not meaningful

In fiscal 2025 and 2024, net loss resulting from foreign exchange transactions decreased by $39,000 to $151,000 in fiscal 2025 from $190,000 in fiscal 2024 primarily due to unfavorable FX movement related to our NOK and EUR hedging activities in both periods.

We recognized a mark-to-market gain of $18,000 and a mark-to-market loss of $51,000 from NOK and EUR hedging activities, respectively, as of July 31, 2025 and July 31, 2024, as more fully described in Note 4, Derivative Instruments, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Following closure of our Norwegian office, we do not anticipate further USD to NOK hedging activities.

Income taxes benefit. During fiscal 2025, we had a pretax loss of $2.7 million in respect of which we accrued $0.3 million in income tax benefit, an effective tax rate of 11.9% which is lower than the statutory rate primarily due to adjustments related to certain stock-based compensation and the inclusion for U.S. tax purposes, of foreign earnings partially offset by state taxes and foreign tax differential.

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

	Fiscal Year Ended July 31,
	2025	2024	$ Changes	% Changes
	(in thousands, except percentages)
Income taxes benefit	$(325)	$(2,198)	$1,873	85.2%
As a percentage of revenues	-1.1%	-7.3%

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge Marketplace and GuruShots segment income (loss) from operations for the period indicated:

	Fiscal Year Ended July 31,
	2025	2024	$ Changes	% Changes
	(in thousands, except percentages)
Segment income (loss) from operations:
Zedge Marketplace:	$2,338	$5,667	$(3,329)	-58.7%
GuruShots:	(5,570)	(17,472)	11,902	68.1%
Total	$(3,232)	$(11,805)	$8,573	72.6%

In fiscal 2025, our income from operations related to the Zedge Marketplace decreased 58.7% to $2.3 million from $5.7 million in fiscal 2024, primarily due to higher users acquisition costs and higher other expenses incurred in the current period. Additionally, we recorded $1.2 million restructuring charges in fiscal 2025 which contributed in part to the decrease in the segment income from operation related to the Zedge Marketplace.

In fiscal 2025, our loss from operations related to GuruShots decreased 68.1% to $5.6 million from $17.5 million in fiscal 2024, primarily due to the $11.9 million impairment charge of intangible assets recorded in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

General

At July 31, 2025, we had cash and cash equivalents of $18.6 million and working capital (current assets less current liabilities) of $14.7 million, compared to $20.0 million and $17.7 million, respectively, at July 31, 2024. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending October 28, 2026, including payment of our recently announced quarterly dividend. We maintain a revolving credit facility of $4 million, including a foreign exchange contract facility of up to $7.5 million with WAB, as discussed below under Financing Activities and in Note 16, Revolving Credit Facility, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The following table presents selected cash flow information for the periods indicated:

	Fiscal Year Ended July 31,
(in thousands)	2025	2024	$ Changes
Cash flows provided by (used in):
Operating activities	$3,422	$5,850	$(2,428)
Investing activities	(549)	(1,194)	645
Financing activities	(4,371)	(2,643)	(1,728)
Effect of exchange rate changes on cash and cash equivalents	109	(140)	249
(Decrease) increase in cash and cash equivalents	$(1,389)	$1,873	$(3,262)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Net cash provided by operating activities was $3.4 million for the fiscal year ended July 31, 2025, primarily consisting of a $2.4 million net loss, adjusted for certain non-cash items, which included a $0.5 million impairment charge (net of tax effect) of capitalized software and technology development costs, $1.1 million of amortization, depreciation, impairment of ROU assets and loss on disposal of property and equipment, $1.5 million of stock-based compensation expense, and a net increase in operating assets and liabilities of $2.7 million, primarily from the deferred revenue associated with the lifetime subscriptions sold in fiscal 2025.

Net cash provided by operating activities was $5.8 million for the fiscal year ended July 31, 2024, primarily consisting of $9.2 million of net loss, adjusted for certain non-cash items, which included a $9.5 million impairment charge (net of tax effect) of intangible assets, $2.5 million of amortization, depreciation, and write-offs, $2.1 million of stock-based compensation expense, and a net increase in operating assets and liabilities of $0.9 million.

Changes in Trade Accounts Receivable

Gross trade accounts receivables were $3.2 million and $3.4 million at July 31, 2025 and 2024, respectively. Our cash collections in fiscal 2025 and fiscal 2024 were $30.0 million and $29.2 million, respectively.

Investing Activities

Cash used in investing activities in the fiscal years ended July 31, 2025 and 2024 consisted of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

On October 28, 2022, we entered into an Amended Loan Agreement with Western Alliance Bank. Pursuant to the Amended Loan Agreement, Western Alliance Bank agreed to provide the Company with a new term loan facility in the maximum principal amount of $7 million for a four-year term and a $4 million revolving credit facility for a two-year term. Pursuant to the Amended Loan Agreement, $2 million was advanced in a single-cash advance on the closing date on October 28, 2022.

At our request, the maximum principal amount of the term loan was reduced from $7 million to $2 million as of May 11, 2023. On November 15, 2023, the Company voluntarily prepaid the entire principal amount of $2 million in accordance with the terms of the Amended Loan Agreement without incurring any prepayment penalty.

On October 28, 2024, the revolving credit facility was renewed for another four years term, please see Note 16, Revolving Credit Facility, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

During fiscal 2025 we repurchased (a) 219,573 shares of our Class B Common Stock outstanding for approximately $0.8 million pursuant to the 2021 Share Repurchase Plan and (b) 1,104,142 shares of our Class B Common Stock outstanding for approximately $3.6 million pursuant to the 2024 Share Repurchase Plan. As of July 31, 2025, the Company had remaining authorization of approximately $1.4 million for future share repurchases under the 2024 Repurchase Plan.

During fiscal 2024, we repurchased 211,495 shares of our Class B Common Stock outstanding for approximately $0.6 million pursuant to the 2021 Share Repurchase Plan.

On September 9, 2024, our Board approved the $5 million 2024 Share Repurchase Plan.

In fiscal 2025, we received proceeds of $62,126 from the exercise of stock options in respect of which we issued 105,144 shares of Class B common stock. In fiscal 2024, we received proceeds of $2,975 from the exercise of stock options in respect of which we issued 2,500 shares of Class B common stock.

In fiscal 2025 and fiscal 2024, we purchased 6,903 shares and 6,328 shares respectively of Class B Stock from certain employees for $22,000 and $13,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

In light of operational improvements, including consistent positive cash flow from operations and cost cutting, as well as the currently anticipated cash needs, on October 12, 2025 our Board of Directors declared a dividend of $0.01615 per share to be paid on shares of our Class A common stock and Class B common stock held of record on October 24, 2025, to be paid on or around November 7, 2025, as well as the intent to pay a regular quarterly dividend so long as the conditions that allow for it continue.

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

We routinely assess the financial strength of our customers. As a result, we believe that our accounts receivable credit risk exposure is limited and have not experienced significant write-downs in our accounts receivable balances. In the fiscal year ended July 31, 2025, two largest customers represented 37% and 6% of our revenue. In the fiscal year ended July 31, 2024, two largest customers represented 31% and 9% of our revenue. At July 31, 2025, two largest customers represented 48% and 13% of our accounts receivable balance and at July 31, 2024, three largest customers represented 37%, 15% and 10% of our accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Reportable Segments

Our business consists of two reportable segments: Zedge Marketplace and GuruShots, as further discussed in Note 15, Segment and Geographic Information.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2025.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2025. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of July 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Michael Jonas – Executive Chairman

Jonathan Reich – Chief Executive Officer and President

Yi Tsai – Chief Financial Officer and Treasurer

Directors

Michael Jonas, Chairman of the Board

Howard Jonas, Vice Chairman of the Board

Mark Ghermezian

Elliot Gibber

Paul Packer

Gregory Suess

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Insider Trading Policies and Procedures

We have insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, employees, and consultants, as well as our own. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. See “Index of Exhibits” within this Annual Report on Form 10-K for our Insider Trading Policy.

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

Item 11. Executive Compensation

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Amended and Restated Certificate of Incorporation of Zedge, Inc.
3.02(2)	Second Amended and Restated By-Laws of Zedge, Inc.
4.02(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.01(4)	2016 Stock Option and Incentive Plan, as Amended and Restated
10.02(1)	Transition Services Agreement
10.03(1)	Tax Separation Agreement
10.04(5)	Google Services Agreement between Zedge, Inc. and Google, Inc., dated June 18, 2014
10.05(6)	Marketplace for Premier Publishers Agreement between Zedge, Inc. and MoPub, Inc., dated February 20, 2013
10.06(6)	Zedge Holdings, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated on November 1, 2011
10.07(1)	Form of ISO Stock Option Agreement
10.08(1)	Form of Nonqualified Stock Option Agreement
10.09(1)	Form of Restricted Stock Agreement
10.10(7)	Amended and Restated Loan and Security Agreement Modification Agreement between Zedge, Inc. and Western Alliance Bank, dated October 28, 2024
19.01*	Insider Trading Policy
21.01*	Subsidiaries of the Registrant
23.01*	Consent of UHY, LLP, Independent Registered Public Accounting Firm
31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.01(7)	Compensation Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 10-12G/A, filed June 1, 2016.
(2)	Incorporated by reference to Form 10-K, filed October 28, 2019
(3)	Incorporated by reference to Form 10-K/A, filed December 9, 2020.
(4)	Incorporated by reference to the Schedule 14A, filed November 25, 2024.
(5)	Incorporated by reference to Form 10-12G/A, filed April 25, 2016.
(6)	Incorporated by reference to Form 10-12G/A, filed May 20, 2016.
(7)	Incorporated by reference to Form 10-K, filed October 29, 2024.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEDGE, INC.

By:	/s/ Jonathan Reich
Jonathan Reich Chief Executive Officer

Date: October 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Jonathan Reich	Chief Executive Officer	October 28, 2025
Jonathan Reich	(Principal Executive Officer)

/s/ Yi Tsai	Chief Financial Officer	October 28, 2025
Yi Tsai	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Michael Jonas	Director	October 28, 2025
Michael Jonas

/s/ Howard S. Jonas	Director	October 28, 2025
Howard S. Jonas

/s/ Mark Ghermezian	Director	October 28, 2025
Mark Ghermezian

/s/ Elliot Gibber	Director	October 28, 2025
Elliot Gibber

/s/ Paul Packer	Director	October 28, 2025
Paul Packer

/s/ Gregory Suess	Director	October 28, 2025
Gregory Suess

Zedge, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zedge, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zedge, Inc. (the Company) as of July 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the fiscal years in the two-year period ended July 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment of Capitalized Software and Technology Development Costs

As described in Note 18 to the consolidated financial statements, the Company implemented a corporate restructuring plan aimed to reduce costs throughout the organization. As part of the restructuring plan, the Company initiated a strategic reassessment of its GuruShots’ operations, resulting in a full impairment of its capitalized software and technology development costs. As a result, an impairment charge of $0.8 million was recorded in the Company’s consolidated statements of operations and comprehensive loss for the fiscal year ended July 31, 2025.

The principal considerations for our determination that performing procedures relating to the impairment charge is a critical audit matter are the significant assumptions required by management in estimating the net realizable value, including estimated sales proceeds less costs to sell.

Our audit procedures related to estimated sales proceeds less costs to sell included the following, among others:

●	Evaluated the reasonableness of management’s estimates of net realizable value of capitalized software and technology development costs, including testing assumptions supporting management’s estimated sales proceeds less costs to sell, testing the completeness and accuracy of underlying data, and performing a retrospective review of the estimates.

●	Tested the design and implementation of controls over management’s process for developing the impairment charges, including controls over the review of estimated sales proceeds less costs to sell, and the completeness and accuracy of underlying data.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

New York, New York

October 28, 2025

ZEDGE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

July 31,	2025	2024
Assets
Current assets:
Cash and cash equivalents	$18,609	$19,998
Trade accounts receivable	3,164	3,406
Prepaid expenses and other current assets	671	593
Total Current assets	22,444	23,997
Property and equipment, net	1,290	2,306
Intangible assets, net	4,922	5,369
Goodwill	1,931	1,824
Deferred tax assets, net	4,823	4,344
Other assets	244	355
Total assets	$35,654	$38,195
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,471	$1,113
Accrued expenses and other current liabilities	2,867	2,969
Deferred revenues	3,425	2,168
Total Current liabilities	7,763	6,250
Deferred revenues--non-current	1,937	931
Other liabilities	53	118
Total liabilities	9,753	7,299
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at July 31, 2025 and 2024	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 15,073 shares issued and 12,692 shares outstanding at July 31, 2025, and 14,866 shares issued and 13,815 outstanding at July 31, 2024	151	149
Additional paid-in capital	49,768	48,263
Accumulated other comprehensive loss	(1,509)	(1,832)
Accumulated deficit	(15,505)	(13,113)
Treasury stock, 2,381 shares at July 31, 2025 and 1,051 shares at July 31, 2024, at cost	(7,009)	(2,576)
Total stockholders’ equity	25,901	30,896
Total liabilities and stockholders’ equity	$35,654	$38,195

See Accompanying Notes to Consolidated Financial Statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

Year ended July 31,	2025	2024
Revenues	$29,398	$30,091
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	1,841	1,859
Selling, general and administrative	27,187	25,625
Depreciation and amortization	1,149	2,454
Impairment of intangible assets	-	11,958
Restructuring charges	1,605	-
Loss on disposal of property and equipment	21	-
Impairment of capitalized software and technology development costs	827	-
Loss from operations	(3,232)	(11,805)
Interest and other income, net	666	626
Net loss resulting from foreign exchange transactions	(151)	(190)
Loss before income taxes	(2,717)	(11,369)
Income taxes benefit	(325)	(2,198)
Net loss	$(2,392)	$(9,171)
Other comprehensive income (loss):
Foreign currency translation adjustment	323	(295)
Total other comprehensive income (loss)	323	(295)
Total comprehensive loss	$(2,069)	$(9,466)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.17)	$(0.65)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	13,736	14,092

See Accompanying Notes to Consolidated Financial Statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2023	525	$5	14,634	$146	$46,122	$(1,537)	$(3,942)	833	$(1,930)	$38,864
Exercise of stock options	-	-	2	-	3	-	-	-	-	3
Stock-based compensation	-	-	230	3	2,138	-	-	-	-	2,141
Purchase of treasury stock	-	-	-	-	-	-	-	218	(646)	(646)
Foreign currency translation adjustment	-	-	-	-	-	(295)	-	-	-	(295)
Net loss	-	-	-	-	-	-	(9,171)	-	-	(9,171)
Balance – July 31, 2024	525	5	14,866	149	48,263	(1,832)	(13,113)	1,051	(2,576)	30,896
Exercise of stock options	-	-	104	1	61	-	-	-	-	62
Stock-based compensation	-	-	103	1	1,444	-	-	-	-	1,445
Purchase of treasury stock	-	-	-	-	-	-	-	1,330	(4,433)	(4,433)
Foreign currency translation adjustment	-	-	-	-	-	323	-	-	-	323
Net loss	-	-	-	-	-	-	(2,392)	-	-	(2,392)
Balance – July 31, 2025	525	$5	15,073	$151	$49,768	$(1,509)	$(15,505)	2,381	$(7,009)	$25,901

See Accompanying Notes to Consolidated Financial Statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended July 31,	2025	2024
Operating activities
Net loss	$(2,392)	$(9,171)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	63	56
Amortization of intangible assets	447	1,382
Amortization of capitalized software and technology development costs	639	1,016
Loss on disposal of property and equipment	21	-
Amortization of deferred financing costs	-	15
Stock-based compensation	1,445	2,141
Impairment charge of capitalized software and technology development costs	827	-
Impairment charge of ROU asset	140	-
Impairment charge of intangible assets	-	11,958
Impairment of investment in privately-held company	-	50
Deferred income taxes	(479)	(2,502)
Change in assets and liabilities:
Trade accounts receivable	242	(523)
Prepaid expenses and other current assets	(78)	(24)
Other assets	(94)	45
Trade accounts payable and accrued expenses	378	722
Deferred revenues	2,263	685
Net cash provided by operating activities	3,422	5,850
Investing activities
Capitalized software and technology development costs	(466)	(1,147)
Purchase of property and equipment	(83)	(47)
Net cash used in investing activities	(549)	(1,194)
Financing activities
Purchase of treasury stock in connection with share buyback program and stock awards vesting	(4,433)	(646)
Prepayment of term loan	-	(2,000)
Proceeds from exercise of stock options	62	3
Net cash used in financing activities	(4,371)	(2,643)
Effect of exchange rate changes on cash and cash equivalents	109	(140)
Net (decrease) increase in cash and cash equivalents	(1,389)	1,873
Cash and cash equivalents at beginning of period	19,998	18,125
Cash and cash equivalents at end of period	$18,609	$19,998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$220	$281
Cash payments made for interest expenses	$-	$66

See Accompanying Notes to Consolidated Financial Statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

Zedge builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, which we refer to as our “Zedge App,” a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper and ringtone maker, GuruShots, a skill-based photo challenge game, and Emojipedia, the #1 trusted source for ‘all things emoji’. Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce. Except where the context clearly indicates otherwise, the terms the “Company,” “Zedge” “we,” “us” or “our” refer to Zedge, Inc. and its consolidated subsidiaries.

The Company is headquartered in New York, New York, and has international office locations in Lithuania and Israel.

Our fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2025 refers to the fiscal year ended July 31, 2025).

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

Reportable Segments

The Company has two reportable segments: Zedge Marketplace and GuruShots, as further discussed in Note 15, Segment and Geographic Information.

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

Revenue Recognition

We generate revenue from the following sources: (1) Advertising; (2) Paid Subscription; (3) Other revenues including primarily Zedge Premium (the section of our marketplace where we offer premium content for purchase), and (4) Digital Goods and Services. The substantial majority of our revenue is generated from selling our advertising inventory (“Advertising Revenue”) to advertising networks and advertising exchanges. Our weekly, monthly, yearly and life-time subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from our Zedge App. In Zedge Premium, we receive 30% of the net purchase price, after payment of fees to Google Play or the App Store, when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium. Sales and other similar taxes are excluded from revenues.

Advertising Revenue: We generate the bulk of our revenue from selling the Zedge Marketplace’s advertising inventory to advertising networks and advertising exchanges.

●	Advertising Networks. An advertising network is a third-party relationship where buyers of advertising inventory go to purchase either specific targeted inventory or a large scale of inventory at a set price. Advertising Networks serve as an indirect source of advertising fill to a variety of branded ad campaigns and performance-based ad campaigns.

●	Advertising Exchanges. An advertising exchange is similar to an advertising network, except that the exchange typically bids in real-time for advertising inventory. Advertisers may utilize an exchange when looking for scale or specific audiences, and accept that the price will vary based on when and how much volume of inventory they wish to buy.

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

Paid Subscription Revenue: Beginning in January 2019 and April 2023, we started offering paid subscription services sold through Google Play and the App Store, respectively. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play and the App Store process subscription prepayment on Zedge’s behalf, and retain a fee of up to 30%. Subscriptions are nonrefundable after a period of seven days. Paid subscriptions are automatically renewed at expiration unless cancelled by subscribers. While customers can cancel at any time, they will not receive any refund, and will continue to receive the ad-free service until the end of the subscription period. The duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. The payment terms for subscriptions sold through Google Play is net 30 days after month-end. The payment terms for subscriptions sold through the App Store is net 45 days after month-end. We recognize subscription revenue ratably over the subscription periods which range from weekly, monthly, yearly and lifetime with lifetime subscriptions deemed to have an estimated lifespan of 30 months.

Zedge Premium: Zedge Premium is our marketplace where artists and brands can market, distribute and sell their digital content to our users. The content owner sets the price and end users can purchase the content by paying for it with Zedge Credits, our closed virtual currency. Alternatively, the content owner may opt to place some items behind video ad gates, in which case end users can acquire the content by watching a brief video ad. A user can earn Zedge Credits when taking specific actions such as watching rewarded videos or completing electronic surveys. Alternatively, users can buy Zedge Credits with an in-app purchase. If a user purchases Zedge Credits, Google Play or the App Store retains a fee of 30% of the purchase price. When a user purchases Zedge Premium content using Zedge credits or watching a rewarded video, the artist or brand receives 70% of the actual revenue after the Google Play or App Store fee (“Royalty Payment”) and we receive the remaining 30%, which is recognized as revenue.

Digital Goods and Services: GuruShots generates the substantial majority of its revenues by selling virtual goods (e.g. power-ups and in-game resources) to its users. GuruShots distributes its game to users through mobile platforms such as Apple’s App Store and Google Play, as well as via the internet. Through these platforms, users can download the free-to-play game and can purchase virtual goods which are redeemed in the game to enhance their game-playing experience.

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

GuruShots categorizes its virtual goods as consumable. GuruShots’ game sells only consumable virtual goods. Consumable virtual goods represent items that can be consumed by a specific player action and do not provide the player any continuing benefit following consumption. GuruShots has determined - through a review of game play behavior - that players generally do not purchase additional virtual goods until their existing virtual goods balances have been substantially consumed. This review includes an analysis of game players’ historical play behavior, purchase behavior, and the amounts of virtual goods outstanding. Revenue is recognized once the virtual goods are sold. GuruShots monitors its analysis of customer play behavior on a quarterly basis.

As discussed above, GuruShots concluded that revenue related to the promise of enhancing users’ gaming experience through in-game resource purchases should be recognized ratably over the period of benefit period (i.e., the period over which the enhanced gaming experience is provided). However, for practical reasons, GuruShots does not defer the portion of revenue attributable to future uses of resources as of any given balance sheet date. This is due to the duration of the enhanced gaming experience that is provided being, in substantially all of the cases, and applying the portfolio approach (as GuruShots reasonably expects that the effects on the financial statements of applying Accounting Standards Codification (“ASC”) 606 guidance to the portfolio would not differ materially from applying ASC 606 guidance to the individual contracts), a very short time frame ranging from a few hours to less than two weeks. Therefore, the result of recognizing the related revenues at the point in time which user first consumes the respective resource would yield a result that is not substantially different then ratable recognition over the period of benefit. Accordingly, revenue is recognized once the virtual goods are sold.

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

With respect to Zedge Premium, Zedge, as provider of the platform, is effectively operating as a broker or intermediary connecting online content providers with the end user. While we use gross revenue (net of the 30% fee retained by Google Play or the App Store when a user purchases Zedge Credits) as a performance metric, we record revenue on a net basis from Zedge Premium which consists of a 30% platform fee, in-app purchases profit and breakage. Content providers are paid their portion of revenue which is a 70% share of the gross revenue calculated.

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

We routinely assess the financial strength of our customers. As a result, we believe that our accounts receivable credit risk exposure is limited and have not experienced significant write-downs in our accounts receivable balances. In the fiscal year ended July 31, 2025, two largest customers represented 37% and 6% of our revenue. In the fiscal year ended July 31, 2024, two largest customers represented 31% and 9% of our revenue. At July 31, 2025, two customers represented 48% and 13% of our accounts receivable balance and at July 31, 2024, three customers represented 37%, 15% and 10% of our accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

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

We evaluate these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The Company’s strategic reassessment of GuruShots’ operations in connection with the restructuring initiative resulted in a $0.8 million impairment of capitalized software and technology development costs which is recorded in the Company’s consolidated statements of operations and comprehensive loss for the fiscal year ended July 31, 2025. See Note 18, Restructuring, Impairments, and Related Charges, for additional information.

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

Investments

From time to time, when opportunities present themselves, the Company considers strategic investments in privately-held companies. The Company’s sole investment at August 1, 2024, is a simple agreement for future equity (SAFE) in which the Company holds the right to receive equity at some later date and upon certain events. Investments in SAFE’s are carried at cost due to insufficient observable market inputs to determine fair value. The Company adjusts the carrying value of its investments to fair value upon observable transactions for identical or similar investments of the same issuer or upon impairment (referred to as the measurement alternative). All gains and losses on investments, realized and unrealized, are recognized in interest and other income, net in the consolidated statements of operations and comprehensive loss.

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

During the first quarter of fiscal 2024, we reduced the carrying value of this SAFE investment to $0 and recorded $50,000 loss in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were $13.9 million and $10.9 million in cash equivalents as of July 31, 2025 and 2024, respectively.

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

Contingencies

We accrue for loss contingencies when both (a) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability had been incurred at the date of the consolidated financial statements and (b) the amount of loss can reasonably be estimated. When we accrue for loss contingencies and the reasonable estimate of the loss is within a range, we record its best estimate within the range. When no amount within the range is a better estimate than any other amount, we accrue the minimum amount in the range. We disclose an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Fiscal Year Ended
	July 31,
	2025	2024
Basic weighted-average number of shares	13,736	14,092
Effect of dilutive securities:
Stock options	-	-
Non-vested restricted Class B common stock	-	-
Deferred stock units	-	-
Diluted weighted-average number of shares	13,736	14,092

The following shares were excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	July 31,
	2025	2024
Stock options	893	861
Non-vested restricted Class B common stock	77	236
Deferred stock units	64	202
Shares excluded from the calculation of diluted earnings per share	1,034	1,299

For the fiscal years ended July 31, 2025 and 2024, the diluted loss per share equals basic loss per share because the Company incurred a net loss during these periods and the impact of the assumed exercise of stock options and vesting of restricted stock and deferred stock units (“DSUs”) would have been anti-dilutive.

Stock-Based Compensation

We account for our share-based compensation arrangements in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period or the graded vesting method if awards with market or performance conditions include graded vesting features, or if an award includes both a service condition and a market or performance condition. Stock-based compensation is included in selling, general and administrative expense in the consolidated statements of operations and comprehensive loss. We account for forfeitures for all awards as they occur.

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

Derivative Instruments – Foreign Exchange Forward Contracts

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, primarily the U.S. Dollar (“USD”) -NOK and USD-EUR exchange rates. The Company’s risk management policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate exposure. Foreign currency derivative activities are subject to the management, direction and control of the executive management. Foreign exchange forward contracts are recognized on the consolidated balance sheets at their fair value in “Prepaid expenses and other receivables” or “Accrued expenses and other current liabilities”, and changes in fair value are recognized in “Net loss resulting from foreign exchange transactions” in the consolidated statements of operations and comprehensive loss.

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

Allowance for Credit Losses

The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Bad debts are written-off upon final determination that the trade accounts will not be collected. There were no allowance for credit losses as of July 31, 2025 and 2024.

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

Restructuring Charges

The restructuring charges incurred by the Company in fiscal 2025 consist primarily of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilities restructuring costs associated with the Company’s workforce reduction implemented in the second quarter of fiscal 2025. Employee termination benefits are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable. Charges related to facilities restructuring actions are comprised of costs related to early termination of the lease agreement and impairment of the right-of-use asset in connection with the abandonment of the property. We recorded an impairment of ROU asset of $140,000 in the fourth quarter of fiscal 2025. See Note 18, Restructuring, Impairments, and Related Charges, for additional information. The related early lease termination costs have not been determined as of July 31, 2025. See Note 11, Operating Leases, for additional information.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance in ASU 2023-07 seeks to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose the following: significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; an amount for other segment items by reportable segment and a description of its composition; and the title and position of the CODM and how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU requires public entities to provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods. ASU 2023-07 clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on February 1, 2025 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for all public entities for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company elected to early adopt ASU 2023-09 on August 1, 2024 retrospectively and the adoption has an effect on the Company’s disclosures on income taxes (Note 12).

Recent Accounting Pronouncements (Issued Not Yet Adopted)

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the disclosure requirements related to the new standard.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

We reviewed all other accounting pronouncements issued during fiscal 2025 and concluded that they were not applicable to the Company.

Note 2—Revenue

Disaggregation of Revenue

The following table summarizes revenue by type of monetization for the Zedge Marketplace and GuruShots for the periods presented:

	Fiscal Year Ended July 31,
	2025	2024
Zedge Marketplace
Advertising revenue	$20,338	$21,042
Paid subscription revenue	5,093	4,349
Other revenues	1,782	1,225
Total Zedge Marketplace revenue	27,213	26,616
GuruShots
Digital goods and services	2,185	3,475
Total revenue	$29,398	$30,091

Contract Balances

Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of July 31, 2025, the Company’s deferred revenue balance related to subscriptions was approximately $5.1 million, representing approximately 984,000 active subscribers, including approximately 693,000 lifetime subscriptions that we rolled out in August 2023. As of July 31, 2024, the Company’s deferred revenue balance related to subscriptions was approximately $2.9 million, representing approximately 669,000 active subscribers, including approximately 210,000 lifetime subscriptions. As of July 31, 2023, the Company’s deferred revenue balance related to subscriptions was approximately $1.5 million, representing approximately 638,000 active subscribers.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users redeem Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of July 31, 2025, 2024 and 2023, the Company’s deferred revenue balance related to Zedge Premium was approximately $248,000, $251,000 and $255,000, respectively.

The amount of deferred revenue recognized in fiscal 2025 that was included in the deferred revenue balance at July 31, 2024 was $1.9 million. The amount of deferred revenue recognized in fiscal 2024 that was included in the deferred revenue balance at July 31, 2023 was $2.1 million.

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

For lifetime subscriptions, revenue is recognized over the estimated retention period during which the customer is expected to benefit from use of the Zedge app, which management has determined to be 30 months based on historical usage and retention patterns. This estimate represents a significant judgement and is reviewed periodically for changes in customer behavior or other relevant factors.

Note 3—Fair Value Measurements

The fair value measurement of cash equivalents invested money market funds is based on quoted market prices in active markets (Level 1). The fair value measurement of foreign exchange forward contracts is based on observable market-based inputs principally derived from or corroborated by observable market data (Level 2).

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	July 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,907	$13,907	$-	$-
Foreign exchange forward contracts	18	-	18	-
Total	$13,925	$13,907	$18	$-
Liabilities:
Foreign exchange forward contracts	$-	$-	$-	$-

	July 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,881	$10,881	$-	$-
Foreign exchange forward contracts	-	-	-	-
Total	$10,881	$10,881	$-	$-
Liabilities:
Foreign exchange forward contracts	$51	$-	$51	$-

Fair Value of Other Financial Instruments

The Company’s other financial instruments at July 31, 2025 and 2024 included prepaid expenses and other current assets, and trade accounts payable and accrued expenses and other liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

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

In light of the corporate restructuring implemented in January 2025 that resulted in the closure of our Norway operations, we are no longer exposed to the USD to NOK foreign exchange risk. As such, there are no outstanding NOK forward contracts and the only outstanding EUR contract at July 31, 2025 was as follows:

Settlement Date	U.S. Dollar Amount	EUR Amount
Aug-25	425,000	387,456
Total	425,000	387,456

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows (in thousands):

July 31,		2025	2024
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$18	$-
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$-	$51

The effects of derivative instruments on the consolidated statements of operations and comprehensive loss were as follows (in thousands):

		Fiscal Year Ended July 31,
Amount of Income (Loss) Recognized on Derivatives		2025	2024
Derivatives not designated or not qualifying as hedging instruments	Location of income (loss) recognized on derivatives
Foreign exchange forward contracts	Net loss resulting from foreign exchange transactions	44	$(245)

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

July 31,	2025	2024
Capitalized software and technology development costs	$9,596	$10,588
Other	359	553
	9,955	11,141
Less accumulated depreciation and amortization	(8,665)	(8,835)
Total	$1,290	$2,306

Depreciation and amortization expense pertaining to property and equipment was approximately $0.7 million and $1.1 million for the fiscal years ended July 31, 2025 and 2024, respectively.

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

Under the SPA, the Company agreed to make certain minimum investments in user acquisition for GuruShots during the period covered by the Earnout, subject to, among other conditions, the acquired users generating minimum levels of Return On Ad Spend (“ROAS”) as set forth in the SPA. The Company was prepared to make the minimum investment, however, GuruShots was unable to achieve those minimum ROAS target conditions. GuruShots’ financial performance during the period from the April 2022 acquisition through July 31, 2023, was materially impacted by a combination of industry specific, macroeconomic, and geopolitical challenges that contributed to negatively impacting ROAS. The conditions for payment of the Earnout for the first and second anniversaries from the closing were not met and no Earnout payment was made. One of the prior owners of GuruShots objected to that determination.

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

In addition to the cash payment at closing and the contingent Earnout, the Company has committed to a retention pool of $4 million in cash and 626,242 shares of the Company Class B common stock with a grant date fair value of $4 million for GuruShots’ founders and employees that will be payable or vest, as applicable, over three years from April 1, 2022, based on the beneficiaries thereof remaining employed by the Company or a subsidiary. In fiscal 2025 and 2024, 180,563 shares and 182,656 shares were vested with a fair value of $529,000 and $446,000, respectively. See Note 13, Stock-Based Compensation, for additional information. In aggregate, there were 568,837 shares vested over the three years period from April 1, 2022, 57,405 shares less than the initial share bonus pool due to termination of employment of eligible employees. In fiscal 2025 and 2024, we paid $1.1 million and $1.3 million in cash retention bonuses, respectively. The aggregated cash retention bonus payments were $0.5 million lower than the initial cash bonus pool due to termination of employment of eligible employees.

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

The following table presents the detail of intangible assets, net as of July 31, 2025 and 2024 (in thousands):

	July 31, 2025				July 31, 2024
	Gross Carrying Value	Accumulated Amortization	Allocation of Impairment Loss	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Allocation of Impairment Loss	Net Carrying Value
Emojipedia.org and other internet domains acquired	$6,711	$1,789	$-	$4,922	$6,711	$1,342	$-	$5,369
Acquired developed technology	-	-	-	-	3,950	1,422	2,528	-
Customer relationships	-	-	-	-	7,800	1,403	6,397	-
Trade names	-	-	-	-	3,570	537	3,033	-
Total intangible assets	$6,711	$1,789	$-	$4,922	$22,031	$4,704	$11,958	$5,369

Amortization expense of intangible assets for the fiscal years ended July 31, 2025 and 2024 were approximately $0.4 million and $1.4 million, respectively.

Estimated future amortization expense as of July 31, 2025 is as follows (in thousands):

Fiscal 2026	$447
Fiscal 2027	447
Fiscal 2028	447
Fiscal 2029	447
Fiscal 2030	447
Thereafter	2,687
Total	$4,922

Goodwill

The Company’s goodwill related to acquisitions is carried on the balance sheet of Zedge Europe AS. The table below reconciles the change in the carrying amount of goodwill for the period from July 31, 2023 to July 31, 2025:

Carrying Amounts
Balance as of July 31, 2023	$1,961
Impact of currency translation	(137)
Balance as of July 31, 2024	1,824
Impact of currency translation	107
Balance as of July 31, 2025	$1,931

Note 8—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 31,	July 31,
	2025	2024
Accrued payroll and bonuses	$1,252	$1,416
Accrued vacation	503	690
Accrued expenses	323	301
Restructuring accrual and related charges (1)	7	-
Due to artists	172	242
Operating lease liability-current portion	144	85
Accrued payroll taxes	332	59
Derivative liability for foreign exchange contracts	-	51
Accrued income taxes payable	133	123
Due to related party - IDT	1	2
Total accrued expenses and other current liabilities	$2,867	$2,969

1)	See Note 18 Restructuring, impairments, and Related Charges for more details

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

Note 10—Commitments and Contingencies

Commitments

In connection with the acquisition of GuruShots, the Company (i) committed to a retention pool of $4 million in cash (in addition to the $4 million portion of the retention pool to be paid in the Company’s Class B common stock discussed in Note 13, Stock-Based Compensation) to be paid to the founders and employees of GuruShots payable over three years from April 1, 2022 based on the beneficiaries thereof remaining employed by the Company or a subsidiary; and (ii) agreed to invest a minimum in user acquisition in the first 24 months following the closing subject to the acquired users generating minimum ROAS thresholds and payment of an earnout if certain growth targets were met.

In April 2025, we made the final cash retention payment, and the final tranche of shares included in the retention pool vested.

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

Legal Proceedings

The Company may from time to time be subject to claims, demands and legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 11—Operating Leases

The Company has operating leases primarily for office space located in Tel Aviv, Israel, as well as a short-term lease in Vilnius, Lithuania.

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

In connection with the restructuring we implemented in January 2025 (See Note 18 Restructuring, Impairments, and Related Charges for more details), we have determined that the carrying value of the ROU asset for our office in Trondheim are not recoverable and recorded an impairment charge of approximately $140,000 in the fourth quarter of fiscal 2025. Operating lease right-of-use assets recorded and included in other assets were approximately $64,000 and $214,000 at July 31, 2025 and 2024, respectively. The remaining $139,000 lease liabilities related to the office in Trondheim is included and presented under accrued expenses and other current liabilities and other liabilities. The Company will continue to make lease payments under the lease until the end of the lease term on March 31, 2027, or sooner upon signing of an early lease termination agreement.

The following table presents the lease-related assets and liabilities for leases recorded on the consolidated balance sheets (in thousands) as of July 31, 2025 and 2024:

	As of July 31,
	2025	2024
Operating leases:
Other assets	$64	$214

Accrued expenses and other current liabilities	$144	$85
Other liabilities	53	118
Total operating lease liabilities	$196	$203

The following table includes the components of our occupancy costs in our consolidated statements of operations and comprehensive loss:

	Years ended July 31,
(in thousands)	2025	2024
Operating lease cost (1)	$142	$140
Short-term lease cost	$49	$43
Variable lease cost (2)	$94	$96

(1)	Operating lease costs include costs associated with fixed lease payments and index-based variable payments that qualified for lease accounting under ASC 842, Leases and complied with the practical expedients and exceptions we elected.

(2)	Variable lease costs include costs that were not fixed at the lease commencement date and are not dependent on an index or rate. These costs were not included in the measurement of lease liabilities and primarily include variable non-lease costs, such as utilities, real estate taxes, insurance and maintenance.

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of July 31, 2025 and 2024:

	As of July 31,
	2025	2024
Weighted average remaining lease term:
Operating leases	1.48 years	2.55 years
Weighted average discount rate:
Operating leases	4.86%	3.77%

Future minimum lease payments under non-cancellable leases at July 31, 2024 are as follows (in thousands):

Years ending July 31,	Operating Leases
2026	$150
2027	68
Total future minimum lease payments	218
Less imputed interest	7
Total	$211

Zedge Lithuania UAB is the lessee under a three-year lease agreement (through October 2028) for a 3,600 square feet office space. The annual lease cost is approximately $103,000, including eight parking spaces. See Note 19, Subsequent Events.

Note 12—Income Taxes

The components of loss before income taxes are as follows (in thousands):

Fiscal year ended July 31,	2025	2024
Domestic	$(3,240)	$(11,779)
Foreign	524	410
Loss before income taxes	$(2,717)	$(11,369)

Income taxes benefit consisted of the following (in thousands):

Fiscal year ended July 31,	2025	2024
Current:
Foreign	$179	$154
Federal	(33)	124
State	9	26
Total current expense	155	304
Deferred:
Federal	(406)	(2,337)
State	(73)	(165)
Total deferred expense	(479)	(2,502)
Income taxes benefit	$(325)	$(2,198)

During the fiscal year ended July 31, 2025, the Company has early adopted ASU 2023-09 to enhance the income taxes disclosures regarding income taxes paid and the rate reconciliation disclosure. The income taxes paid by the Company are as follows (in thousands):

Fiscal year ended July 31,	2025	2024
Federal	$15	$175
State	27	29
Foreign	178	77
Total income taxes paid	$220	$281

Income taxes paid (net of refunds) exceeds 5 percent of total income taxes paid (net of refunds) in the following jurisdictions (in thousands):

Fiscal year ended July 31,	2025	2024
State
Minnesota	$27	*

Foreign
Norway	$99	*
Lithuania	$79	$68

*	Jurisdiction below the threshold for the period presented.

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows (in thousands):

	2025		2024
Fiscal Year ended July 31,	$	%	$	%
Loss before income taxes	$(2,717)		$(11,369)
U.S. Federal Statutory Tax Rate	(571)	21.0%	(2,387)	21.0%
Current State and Local Income Taxes, Net of Federal Income Tax Effect	(56)	2.1%	(149)	1.3%

Foreign Tax Effects
Norway
Statutory tax rate difference between Norway and United States	1	0.0%	-	0.0%
Other	2	-0.1%	3	0.0%
Lithuania
Statutory tax rate difference between Lithuania and United States	(22)	0.8%	(22)	0.2%
Other	-	0.0%	-	0.0%

Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	0.0%	-	0.0%

Effect of Cross-Border Tax Laws
Global intangible low-taxed income	90	-3.3%	39	-0.3%
Foreign-derived intangible income	-	0.0%	(50)	0.4%
Foreign Tax Credit	-	0.0%	-	0.0%

Nontaxable or Nondeductible Items
Share-based payment awards	401	-14.8%	258	-2.3%
Other	2	-0.1%	2	0.0%

Changes in Valuation Allowances	(185)	6.8%	185	-1.6%

Other Adjustments	12	-0.4%	(76)	0.7%

Effective Tax Rate	$(325)	11.9%	$(2,198)	19.3%

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

Significant components of the Company’s deferred tax assets and are as follows (in thousands):

Fiscal year ended July 31,	2025	2024
Deferred tax assets:
Depreciation and amortization	$3,260	$3,561
Net operating loss carryforwards (Foreign)	1,840	1,840
Net operating loss carryforwards (Federal)	476	-
Net operating loss carryforwards (State)	90	52
Reserves and accruals	181	179
Stock-based compensation	213	523
Deferred revenue	209	-
Others	395	214
Net deferred tax assets	6,663	6,369
Less valuation allowance	(1,840)	(2,025)
Total deferred tax assets	$4,823	$4,344

At July 31, 2025, the Company had available gross U.S. federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $2.3 million and $1.3 million, respectively, to offset future taxable income. The state NOL carryforwards will begin to expire in 2040. In addition, the Company has approximately $8.0 million of Foreign NOLs (Israel) which are available to offset future taxable income in Israel without time limit.

The change in the valuation allowance is as follows (in thousands):

Fiscal year ended July 31,	Balance at beginning of year	Additions related to stock-based compensation	Deductions	Balance at end of year
2025
Reserves deducted from deferred income taxes, net:
Valuation allowance	$2,025	$-	$(185)	$1,840
2024
Reserves deducted from deferred income taxes, net:
Valuation allowance	$1,840	$185	$-	$2,025

At July 31, 2025 and 2024, the Company did not have any unrecognized tax benefits and does not anticipate any significant changes to the unrecognized tax benefits within the twelve months of this reporting date. In the fiscal years ended July 31, 2025 and 2024, the Company recorded $0 and $4,500, respectively, in interest and penalties on income taxes. At July 31, 2025 and 2024, there was no accrued interest included in income taxes payable.

The Company currently remains subject to examinations of its U.S. federal, state, and foreign tax returns generally for fiscal years 2020 through 2024.

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development (R&D) for the tax years beginning after December 31, 2021. The Company is required to capitalize the expenditures related to R&D activities and amortize over 5 years for US activities and 15 years for non-US activities using mid-year convention. For US GAAP purposes, the Company capitalize all R&D expenditures on the consolidated balance sheet and amortize over 3 years for book purposes. Therefore, we will have book to tax difference in amortization expense and no additional capitalization on R&D expenditures for tax purposes under IRC 174.

On July 4, 2025, the One Big Beautiful Act (“OBBBA”) was signed into law, which enacts significant changes to the U.S. tax and related laws. Some of the provisions of the new tax law that affect corporations include but are not limited to expensing of domestic specified research or experimental expenditures, increasing the limitation on the deductibility of business interest expense under IRC §163(j) to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact that the new tax law will have on its financial condition and results of operations.

Note 13—Stock-Based Compensation

2016 Stock Incentive Plan

In November 2024, the Company’s Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 100,000 shares to an aggregate of 2,631,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 15, 2025. At July 31, 2025, there were 143,000 shares of Class B common stock available for awards under the 2016 Incentive Plan.

Stock-based compensation

The Company recognizes stock-based compensation for stock-based awards, including stock options, restricted stock and deferred stock units based on the estimated fair value of the awards and recognized over the relevant service period and/or market conditions. The Company estimates the fair value of stock options on the measurement date using the Black-Scholes option valuation model (“BSM”). The Company estimates the fair value of the restricted stock and DSU’s with service conditions only using the current market price of the stock. The Company estimates the fair value of the DSU’s with both service and market conditions using the Monte Carlo Simulation valuation model.

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

In fiscal 2025 and fiscal 2024, the Company recognized stock-based compensation for its employees and non-employees as follows (in thousands):

	Fiscal Year Ended July 31,
	2025	2024
Stock-based compensation expense	$1,445	$2,141

As of July 31, 2025, the Company’s unrecognized stock-based compensation expense was $219,000 for unvested stock options, $190,000 for unvested restricted stock and $184,000 for unvested DSUs.

In fiscal 2025 and fiscal 2024, restricted stock and DSUs awards with respect to 250,000 shares and 246,000 shares, respectively, vested. In connection with this vesting, the Company purchased 6,903 shares and 6,328 shares respectively of Class B Stock from certain employees for $22,000 and $13,000 respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs.

In the fiscal years ended July 31, 2025 and 2024 there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

Stock Options

The Company’s option awards generally have a term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant and are pursuant to individual written agreements. Grants generally vest over a three-year or four -year period.

In fiscal years 2025 and 2024, the Compensation Committee approved grants of options to purchase 85,000 and 18,000 shares, respectively, of the Company’s Class B common stock to various executives, consultants and employees, vesting mostly over a three-year or four-year period. Unrecognized compensation expense related to these awards granted in fiscal 2025 and 2024 were $163,000 and $32,000 respectively based on the estimated fair value of the options on the grant dates.

In fiscal 2025, the Company received proceeds of $62,000 from the exercise of stock options for which the Company issued 105,000 shares of its Class B common stock. In fiscal 2024, the Company received proceeds of $2,975 from the exercise of stock options for which the Company issued 2,500 shares of its Class B common stock.

The Company cancelled or forfeited options grants of 5,000 shares and 5,200 shares in fiscal 2025 and fiscal 2024 respectively primarily due to employee resignations.

The fair value of stock options was estimated on the date of the grant using the BSM and the assumptions in the following table. Expected volatility is based on historical volatility of the Company’s Class B common stock. The Company uses the simplified method to estimate the expected term of the stock-based payments granted due to the limited history of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company used the following weighted average assumptions in its BSM pricing model:

Fiscal year ended July 31,	2025	2024
Expected term	6.0 years	6.0 years
Volatility	88.1%	87.7%
Risk free interest rate	4.3%	4.1%
Dividends	—	—

The following represents option activity for the fiscal years ended July 31, 2025 and 2024, including options granted prior to our separation from our former parent in a spin-off on June 1, 2016 and options granted under the 2016 Incentive Plan adopted on June 2, 2016:

	Stock Options		Weighted- Average Remaining
	Number of Options (in thousands)	Weighted- Average Exercise Price	Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2023	856	$1.79	4.98	346
Granted	18	2.45
Exercised	(2)	1.19
Cancelled / forfeited	(5)	1.96
Outstanding at July 31, 2024	867	$1.81	4.07	$1,597
Granted	85	2.53
Exercised	(105)	0.59
Cancelled / forfeited	(5)	2.26
Outstanding at July 31, 2025	842	$2.03	3.85	$1,694
Exercisable at July 31, 2025	705	$1.94	2.89	$1,482

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the periods indicated:

July 31,	2025	2024
(in thousands except per share amounts)
Weighted average grant date fair value of options granted	$1.92	$1.84
Intrinsic value of options exercised	$367	$2
Fair value of awards vested	$98	$143

At July 31, 2025, there was approximately $219,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

At July 31, 2024, there was approximately $185,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a period of 1.9 years.

Restricted Stock

In fiscal 2023, in connection with the GuruShots acquisition, the Company issued 626,242 shares of the Company’s Class B common stock with a grant date fair value of $4 million to the founders and employees as a retention bonus pool which is managed by a trustee based in Israel. These shares shall vest, in equal tranches, over three years assuming that the recipients remain employed by the Company or a subsidiary through the vesting dates. In fiscal 2025 and 2024, the Company has amortized $0.8 million and $1.2 million in stock-based compensation expenses related to these shares. In fiscal 2024 and 2023, 6,262 shares and 51,143 were forfeited due to resignations. There was no forfeiture in fiscal 2025.

At July 31, 2025, there were 77,000 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2025, there was $190,000 of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 1.5 years.

At July 31, 2024, there were 297,000 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2024, there was $1.1 million of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 1.2 years.

In fiscal 2025 and fiscal 2024, 219,000 and 213,000, previously restricted shares vested, respectively. There were no shares repurchased in connection with tax withholdings related to these vesting events.

The following represents restricted shares activity for the fiscal years ended July 31, 2025 and 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock award as of July 31, 2023	400,345	$6.19
Granted	116,208	3.27
Vested	(213,520)	6.01
Forfeited	(6,262)	6.39
Non-vested stock award as of July 31, 2024	296,771	$5.17
Granted	-	-
Vested	(219,299)	5.84
Forfeited	-	-
Non-vested stock award as of July 31, 2025	77,472	$3.27

Deferred Stock Units

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

In fiscal 2025, the Company purchased 6,903 shares of Class B Common Stock from various employees for $22,000 to satisfy tax withholding obligations in connection with the vesting of DSUs. In fiscal 2024, the Company purchased 6,328 shares of Class B Common Stock from various employees for $13,000 to satisfy tax withholding obligations in connection with the vesting of DSUs.

The following represents DSU activity for the fiscal years ended July 31, 2025 and 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested DSU award as of July 31, 2023	238,605	$8.81
Granted	-	-
Vested	(32,966)	11.55
Forfeited	(3,601)	8.98
Non-vested DSU award as of July 31, 2024	202,038	$8.36
Granted	89,683	4.32
Vested	(30,388)	15.03
Forfeited	(170,450)	7.22
Non-vested DSU award as of July 31, 2025	90,883	$4.29

The DSUs with both service and market conditions granted in September 2021 were valued using a Monte Carlo Simulation valuation model, with a valuation of $7.19 per DSU. Total grant date fair value for these DSUs was approximately $1.5 million. On September 7, 2024, these DSUs award with respect to approximately 170,000 shares were canceled without the reversal of compensation expenses of approximately $1.2 million because the market condition was not achieved.

At July 31, 2025, there were 90,883 non-vested DSUs and the unrecognized compensation expense related to unvested DSUs was an aggregate of $184,000 which is expected to be recognized over a weighted-average period of 2.1 years.

At July 31, 2024, there were 202,038 non-vested DSUs and the unrecognized compensation expense related to unvested DSUs was an aggregate of $48,000 which is expected to be recognized over a weighted-average period of 3 months.

Note 14—Related Party Transactions

On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent publicly-held company. Following the Spin-Off, IDT charges the Company for services it provides, and the Company charges IDT for services it provides, pursuant to Services Agreements.

In fiscal 2025 and 2024, the Company was charged by IDT a total of $126,000 and $125,000, respectively, for legal services. In addition, the Company charged IDT approximately $86,000 and $81,000, respectively, for consulting services provided to IDT by a Zedge employee.  As of July 31, 2025 and 2024, the Company owed IDT $1,000 and $2,000 respectively.

The activities between the Company and IDT were as follows (in thousands):

July, 31	2025	2024
Balance at beginning of year	$2	8
Legal services provided by IDT	126	125
Consulting services provided to IDT	(86)	(81)
Cash payments made to IDT	(40)	(50)
Due to IDT*	$1	2

*	Due to IDT is included in accrued expenses and other current liabilities

On June 19, 2024, the Company signed a revenue sharing agreement with National Retail Services, Inc. (“NRS”), a wholly owned subsidiary of IDT, whereby the Zedge group of companies (Zedge, Emojipedia and GuruShots) will provide a selection of their digital content for display on NRS’s screens and share in the revenue generated from the resulting advertisements.

In fiscal 2025 and 2024 the Company’s revenue generated in accordance to the NRS revenue sharing agreement was $147,000 and $28,000, respectively. As of July 31, 2025 and 2024, the Company was owed $10,000 and $19,000, respectively, from NRS which is included in prepaid expenses and other receivables.

July 31,	2025	2024
Balance at beginning of year	$(19)	-
Revenue share from NRS	(147)	(28)
Cash payments received from NRS	156	10
Due from NRS	$(10)	(19)

The Company is party to a consulting agreement with Activist Artist Management, LLC (“Activist”), which assists the company in strategic business development. A member of the Company’s Board of Directors and the Chairman of the Audit Committee owns a significant minority stake in Activist. The Company paid approximately $60,000 and $60,000 respectively, to Activist in the fiscal years ended July 31, 2025 and 2024, respectively.

Note 15—Segment and Geographic Information

Segment Information

The Company determines its operating segments based on how its chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM was its Chief Executive Officer as of July 31, 2025.

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

There are two reportable segments, which are the Zedge Marketplace and GuruShots. The following table provides information about these two reportable segments (in thousands):

	Fiscal Year Ended July 31,
	2025	2024
Zedge Marketplace:
Revenues	$27,213	$26,616
Less:
Personnel related expenses	8,265	8,791
Users acquisition costs	7,284	5,576
Data center and SaaS costs	1,988	1,688
Restructuring and related charges	1,235	-
Other expenses [1]	6,103	4,894
Zedge Marketplace segment income from operations	2,338	5,667
GuruShots:
Revenues	$2,185	$3,475
Less:
Personnel related expenses	3,117	3,579
Users acquisition costs	903	1,362
Platform fees	369	639
Data center and SaaS costs	943	1,035
Acquisition and restructuring related charges	1,218	11,959
Other expenses [2]	1,205	2,373
GuruShots segment loss from operations	(5,570)	(17,472)
Total segment income (loss) from operations	$(3,232)	$(11,805)

1.	Other segment items for the Zedge Marketplace reportable segment include professional services costs, platform fee, depreciation and amortization, facilities costs, public company related expenses and other individually insignificant costs.

2.	Other segment items for the GuruShots reportable segment include professional services costs, depreciation and amortization, facilities costs, and other individually insignificant costs.

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Lithuania, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
July 31, 2025	$6,120	$335	$6,455
July 31, 2024	$6,570	$1,460	$8,030

Total assets:
July 31, 2025	$30,504	$5,150	$35,654
July 31, 2024	$32,412	$5,783	$38,195

Note 16—Revolving Credit Facility

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

On October 28, 2024, the Company entered into an Amended and Restated Loan and Security Agreement Modification Agreement with WAB. Pursuant to the modification agreement, WAB agreed to renew the $4 million revolving credit facility for another four-year term through October 28, 2028, and remove certain provisions, including financial covenants, in respect of the $2 million term loan which has been repaid.

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At July 31, 2025, there were $425,000 of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by $42,500.

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

The Company’s cost for matching contributions to the 401(k) Plan were $52,000 and $49,000 for the fiscal years ended July 31, 2025 and 2024, respectively. In lieu of making cash contributions, the Company opted to contribute 20,225 shares and 21,629 shares of the Company’s Class B common stock to the 401(k) Plan for fiscal 2025 and fiscal 2024, respectively.

Note 18—Restructuring, Impairments, and Related Charges

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

In connection with this initiative, the Company instituted moves expected to result in the reduction of its total global headcount by approximately 22% and recognized a restructuring charge of $1.6 million primarily consisting of employee termination benefit which is recorded in the Company’s consolidated statements of operations and comprehensive loss for the fiscal year ended July 31, 2025.

The Company capitalizes certain costs related to software to be sold, leased, or marketed in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed related to GuruShots. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The Company’s strategic reassessment of GuruShots’ operations in connection with the restructuring initiative resulted in a $0.8 million impairment of capitalized software and technology development costs which is recorded in the Company’s consolidated statements of operations and comprehensive loss for the fiscal year ended July 31, 2025.

The following table summarizes total restructuring, impairments, and related charges for the Company’s two reportable segments (in thousands):

	Fiscal Year Ended July 31,
	2025	2024
Zedge Marketplace	$1,235	$-
GuruShots	1,218	-
Total restructuring, impairments, and related charges	$2,453	$-

The following table provides information about restructuring, impairments, and related charges for the Company’s two reportable segments (in thousands):

	Restructuring, Impairment, and Related Charges
	Termination Benefits (1)	Facility Related Costs (2)	Impairments and Assets Disposal (3)	Total
Zedge Marketplace	$1,074	$140	$21	$1,235
GuruShots	391	-	827	1,218
Fiscal Year Ended July 31, 2025	$1,465	$140	$848	$2,453

1)	Primarily relates to the global restructuring initiated in January 2025 and consists of termination benefits related to workforce reduction actions across all reporting segments.

2)	Primarily represents impairment of ROU asset related to the closing of our Norway operations.

3)	Primarily represents impairment of capitalized software and technology development costs resulting from the strategy assessment related to the restructuring initiative implemented in GuruShots and the loss on disposal of property and equipment related to the closing of our Norway operations.

The following table shows a roll forward of restructuring reserves, primarily consists of employee termination benefits, that will result in cash spending. These amounts exclude asset impairment charges and other asset disposal activities (in thousands):

Restructuring and Related Charges by Segment	Balance at 7/31/24	Change in reserves(1)	Cash payments	Other(2)	Balance at 7/31/25(3)
Zedge Marketplace	$-	$1,074	$(1,108)	$34	$-
GuruShots	-	391	(385)	-	6
Total	$-	$1,465	$(1,493)	$34	$6

1)	Primarily consists of severance and employee termination costs. The impairment charges and other asset disposals associated with the restructuring implemented in January 2025 that have impacted our property, plant and equipment, intangible balances or other asset balances are not included in this table.

2)	Primarily comprised of foreign currency translation and other non-cash adjustments.

3)	Included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets.

As of July 31, 2025, the restructuring initiated in January 2025 has been substantially completed.

Note 19—Subsequent Events

DSU Vesting

On September 8, 2025, 29,888 DSUs granted under the incentive program discussed in Note 13 above vested (the first tranche of the 89,683 DSUs granted in November 2024). In connection with the vesting of the DSUs, the Company issued 29,888 shares of Class B common stock (based on a 100% conversion ratio determined due to the market price of $3.06 per share relative to the grant price approved by the Compensation Committee of the Company’s Board of Directors of $2.76 per share).

Operating Lease

On October 1, 2025, the Company moved into its new office in Vilnius, Lithuania.

Future minimum lease payments related to this new lease are as follows (in thousands):

Years ending July 31,	Operating Leases
2026	$87
2027	109
2028	114
2029	19
Total future minimum lease payments	$330
Less imputed interest	32
Total	$298

Quarterly Dividend

On October 14, 2025, the Company issued a press release announcing that its Board of Directors has declared a quarterly cash dividend of $0.016 per share. The dividend is payable on or about November 7, 2025 to stockholders of record as of October 24, 2025.