Form 10-Q
period 2025-10-31
Zedge, Inc.
filed 2025-12-12
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of December 10, 2025, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares
Class B common stock, $.01 par value:	12,485,331 shares

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	October 31,	July 31,
	2025	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,496	$18,609
Trade accounts receivable	3,322	3,164
Prepaid expenses and other current assets	638	671
Total Current assets	22,456	22,444
Property and equipment, net	1,377	1,290
Intangible assets, net	4,810	4,922
Goodwill	1,973	1,931
Deferred tax assets, net	4,823	4,823
Other assets	520	244
Total assets	$35,959	$35,654
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,451	$1,471
Accrued expenses and other current liabilities	2,656	2,867
Deferred revenues	3,735	3,425
Total Current liabilities	7,842	7,763
Deferred revenues--non-current	2,001	1,937
Other liabilities	221	53
Total liabilities	10,064	9,753
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at October 31, 2025 and July 31, 2025	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 15,103 shares issued and 12,479 outstanding at October 31, 2025 and 15,073 shares issued and 12,692 shares outstanding at July 31, 2025	151	151
Additional paid-in capital	49,664	49,768
Accumulated other comprehensive loss	(1,410)	(1,509)
Accumulated deficit	(14,717)	(15,505)
Treasury stock, and 2,624 shares at October 31, 2025 and 2,381 shares at July 31, 2025, at cost	(7,798)	(7,009)
Total stockholders’ equity	25,895	25,901
Total liabilities and stockholders’ equity	$35,959	$35,654

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended
	October 31,
	2025	2024
Revenues	$7,610	$7,194
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	555	461
Selling, general and administrative	5,925	6,809
Depreciation and amortization	216	381
Income (loss) from operations	914	(457)
Interest and other income, net	153	181
Net loss resulting from foreign exchange transactions	(46)	(14)
Income (loss) before income taxes	1,021	(290)
Income tax expense	233	49
Net income (loss)	$788	$(339)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	99	(29)
Total other comprehensive income (loss)	99	(29)
Total comprehensive income (loss)	$887	$(368)
Income (loss) per share attributable to Zedge, Inc. common stockholders:
Basic	$0.06	$(0.02)
Diluted	$0.06	$(0.02)
Weighted-average number of shares used in calculation of income (loss) per share:
Basic	13,026	14,086
Diluted	13,331	14,086

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2025	525	$5	15,073	$151	$49,768	$(1,509)	$(15,505)	2,381	$(7,009)	$25,901
Stock-based compensation	-	-	30	-	104	-	-	-	-	104
Purchase of treasury stock	-	-	-	-	-	-	-	243	(789)	(789)
Dividend declared	-	-	-	-	(208)	-	-	-	-	(208)
Foreign currency translation adjustment	-	-	-	-	-	99	-	-	-	99
Net income	-	-	-	-	-	-	788	-	-	788
Balance – October 31, 2025	525	$5	15,103	$151	$49,664	$(1,410)	$(14,717)	2,624	$(7,798)	$25,895

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2024	525	$5	14,866	$149	$48,263	$(1,832)	$(13,113)	1,051	$(2,576)	$30,896
Stock-based compensation	-	-	30	-	379	-	-	-	-	379
Purchase of treasury stock	-	-	-	-	-	-	-	226	(804)	(804)
Foreign currency translation adjustment	-	-	-	-	-	(29)	-	-	-	(29)
Net loss	-	-	-	-	-	-	(339)	-	-	(339)
Balance – October 31, 2024	525	$5	14,896	$149	$48,642	$(1,861)	$(13,452)	1,277	$(3,380)	$30,103

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	October 31,
	2025	2024

Operating activities
Net income (loss)	$788	$(339)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14	16
Amortization of intangible assets	112	112
Amortization of capitalized software and technology development costs	90	253
Stock-based compensation	104	379
Change in assets and liabilities:
Trade accounts receivable	(158)	193
Prepaid expenses and other current assets	33	(161)
Other assets	(19)	2
Trade accounts payable and accrued expenses	(513)	123
Deferred revenues	374	592
Net cash provided by operating activities	825	1,170
Investing activities
Capitalized software and technology development costs	(168)	(146)
Purchase of property and equipment	(17)	(11)
Net cash used in investing activities	(185)	(157)
Financing activities
Purchase of treasury stock in connection with share buyback program and stock awards vesting	(789)	(804)
Net cash used in financing activities	(789)	(804)
Effect of exchange rate changes on cash and cash equivalents	36	(11)
Net (decrease) increase in cash and cash equivalents	(113)	198
Cash and cash equivalents at beginning of period	18,609	19,998
Cash and cash equivalents at end of period	$18,496	$20,196

Supplemental cash flow information:
Cash paid for income taxes	$36	$88

Non-cash operating and financing activities:
ROU assets obtained in exchange for lease liabilities	$286	$111
Dividend payable included in accrued expenses and other current liabilities (1)	$208	$-

(1) Dividend payable was paid on November 7, 2025.

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Zedge builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, which we refer to as our “Zedge App,” a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper and ringtone maker, GuruShots, a skill-based photo challenge game, and Emojipedia, the #1 trusted source for ‘all things emoji’, and DataSeeds.AI, a B2B offering which creates ethically sourced and fully rights-cleared custom image, video, and audio datasets that companies use to train their AI systems. Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce. Except where the context clearly indicates otherwise, the terms the “Company,” “Zedge” “we,” “us” or “our” refer to Zedge, Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its subsidiaries: GuruShots Ltd. (“GuruShots”); Zedge Europe AS; and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2026 or any other period. The balance sheet at July 31, 2025 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “2025 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2025 refers to the fiscal year ended July 31, 2025).

Significant Accounting Policies and Estimates

There have been no material changes to the Company’s significant accounting policies and critical accounting estimates described in the 2025 Form 10-K.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), ASU 2024-03 will require public entities to disaggregate, within the notes to the financial statements, certain expenses presented on the face of the financial statements to enhance transparency and help investors better understand an entity’s performance. The amendment will specifically require that an entity disclose the amounts related to purchases of inventory, employee compensation, depreciation and intangible asset amortization. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not be required to adopt ASU 2024-03 until August 1, 2027. The Company is currently evaluating the impact of the adoption of ASU 2025-03 on the Company’s financial statement disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use-Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025 removes the prescriptive software development “project stages” and requires capitalization of software costs once (1) management authorizes and commits funding and (2) completion and use are probable. Entities must evaluate significant development uncertainty related to technological innovations or performance requirements. The amendments also require Subtopic 360-10 disclosures for all capitalized internal-use software costs and clarify that intangible asset disclosures under Subtopic 350-30 are not required. The standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company will not be required to adopt ASU 2025-06 until August 1, 2028. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on the Company’s financial statement disclosures.

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

Transactions with these related parties did not have a material impact on the consolidated balance sheets as of October 31, 2025 or July 31, 2025, or the consolidated statements of operations and comprehensive income (loss) for the three months ended October 31, 2025 or 2024.

Note 2—Revenue

Disaggregation of Revenue

The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended October 31,
	2025	2024
Zedge Marketplace
Advertising revenue	$5,166	$4,874
Paid subscription revenue	1,520	1,182
Other revenues	456	494
Total Zedge Marketplace revenue	7,142	6,550
GuruShots
Digital goods and services	468	644
Total revenue	$7,610	$7,194

Contract Balances

Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. The Company’s deferred revenue balance for paid subscriptions was approximately $5.5 million related to approximately 1.1 million active subscribers, and approximately $5.1 million, related to approximately 1.0 million active subscribers, as of October 31, 2025 and July 31, 2025, respectively.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity (“Breakage”). As of October 31, 2025, and July 31, 2025, the Company’s deferred revenue balance related to Zedge Premium was approximately $255,000 and $248,000, respectively.

The amount of deferred revenue recognized in the three months ended October 31, 2025 that was included in the deferred revenue balance at July 31, 2025 was $0.9 million.

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

For lifetime subscriptions, revenue is recognized over the estimated retention period during which the customer is expected to benefit from use of the Zedge app, which management has determined to be 30 months based on historical usage and retention patterns information available to us to date. This estimate represents a significant judgement and is reviewed periodically for changes in customer behavior or other relevant factors.

Note 3—Fair Value Measurements

The fair value measurement of cash equivalents invested money market funds is based on quoted market prices in active markets (Level 1). The fair value measurement of foreign exchange forward contracts is based on observable market-based inputs principally derived from or corroborated by observable market data (Level 2).

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	October 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,025	$11,025	$-	$-
Foreign exchange forward contracts	-	-	-	-
Total	$11,025	$11,025	$-	$-

	July 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,907	$13,907	$-	$-
Foreign exchange forward contracts	18	-	18	-
Total	$13,925	$13,907	$18	$-

Fair Value of Other Financial Instruments

The Company’s other financial instruments at October 31, 2025 and July 31, 2025 included prepaid expenses and other current assets, and trade accounts payable and accrued expenses and other liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the USD to NOK (prior to the restructuring) and USD to EUR exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 10 Revolving Credit Facility). The Company does not apply hedge accounting to these contracts because these are not qualified as hedging accounting pursuant to ASC 815; therefore the changes in fair value are recorded in the consolidated statements of operations and comprehensive loss. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

As a result of the global restructuring initiative implemented in January 2025, which included the closure of the Company’s Norway operations, the Company no longer has exposure to USD/NOK foreign exchange risk. Accordingly, there were no outstanding NOK forward contracts as of July 31, or October 31, 2025.

Management has further concluded that there were no current requirement to enter into USD/EUR forward contracts beyond August 2025. As a result, there were no outstanding EUR forward contracts as of October 31, 2025.

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows (in thousands):

		October 31, 2025	July 31, 2025
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$-	$18

The effects of derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) were as follows (in thousands):

		Three Months Ended October 31,
Amount of Income (Loss) Recognized on Derivatives		2025	2024
Derivatives not designated or not qualifying as hedging instruments	Location of income (loss) recognized on derivatives
Foreign exchange forward contracts	Net income (loss) resulting from foreign exchange transactions	$7	$(18)

Note 5—Intangible Assets and Goodwill

The following table presents the detail of intangible assets, net as of October 31, 2025 and July 31, 2025 (in thousands):

	October 31, 2025			July 31, 2025
	Gross Carrying Value	Accumulated Amortization		Gross Carrying Value	Accumulated Amortization

Emojipedia.org and other internet domains acquired	$6,711	$1,901	$4,810	$6,711	$1,789	$4,922
Total intangible assets	$6,711	$1,901	$4,810	$6,711	$1,789	$4,922

Estimated future amortization expense as of October 31, 2025 is as follows (in thousands):

Fiscal 2026	336
Fiscal 2027	447
Fiscal 2028	447
Fiscal 2029	447
Fiscal 2030	447
Thereafter	2,686
Total	$4,810

The Company’s amortization expense for intangible assets were $112,000 and $112,000 for the three months ended October 31, 2025 and 2024, respectively.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended October 31, 2025 (in thousands).

Carrying Amounts

Balance as of July 31, 2025	1,931
Impact of currency translation	42
Balance as of Ocotber 31, 2025	$1,973

The total accumulated impairment loss of the Company’s goodwill as of October 31, 2025 was $8.7 million.

Note 6—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 31,	July 31,
	2025	2025

Accrued payroll and bonuses	$1,163	$1,252
Accrued vacation	463	503
Accrued expenses	287	323
Dividend payable	208	-
Due to artists	190	172
Operating lease liability-current portion	231	144
Accrued payroll taxes	-	332
Accrued income taxes payable	98	133
Due to related party - IDT	16	1
Others	-	7
Total accrued expenses and other current liabilities	$2,656	$2,867

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

In our accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss), the Company recognized stock-based compensation expense for our employees and non-employees as follows (in thousands):

	Three Months Ended October 31,
	2025	2024
Stock-based compensation expense	$104	$379

As of October 31, 2025, the Company’s unrecognized stock-based compensation expense was $213,000 for unvested stock options, $125,000 for unvested DSUs and $158,000 for unvested restricted stock.

In the three months ended October 31, 2025 and 2024, awards of restricted stock and DSUs with respect to 30,000 shares and 119,000 shares, respectively, vested, and in connection with these vesting events, the Company purchased 4,312 shares and 6,903 shares respectively, of our Class B common stock from certain employees for $13,000 and $22,000, respectively, to satisfy tax withholding obligations.

In the three months ended October 31, 2025 and 2024, the Compensation Committee approved grants of options to purchase 13,750 and 5,000 shares, respectively, of the Company’s Class B common stock to certain employees, vesting mostly over a three-year or four-year period. Unrecognized compensation expense related to these awards granted were $32,000 and $11,000 respectively based on the estimated fair value of the options on the grant dates.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Three Months Ended
	October 31,
	2025	2024
Basic weighted-average number of shares	13,026	14,086
Effect of dilutive securities:
Stock options	276	-
Non-vested restricted Class B common stock	22	-
Deferred stock units	7	-
Diluted weighted-average number of shares	13,331	14,086

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	October 31,
	2025	2024
Stock options	112	868
Non-vested restricted Class B common stock	-	208
Deferred stock units	-	2
Shares excluded from the calculation of diluted earnings per share	112	1,078

 For the three months ended October 31, 2024, the diluted earnings per share equals basic earnings per share because the Company incurred a net loss during that period and the impact of the assumed exercise of stock options and vesting of restricted stock and DSUs would have been anti-dilutive.

Note 9—Commitments and Contingencies

Legal Proceedings

The Company may from time to time be subject to legal proceedings that arise in the ordinary course of business. Although there can be no assurance in this regard, the Company does not expect any of those legal proceedings to have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 10—Revolving Credit Facility

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

On October 28, 2024, the Company signed an Amended and Restated Loan and Security Agreement Modification Agreement with WAB. Under this agreement, WAB agreed to renew the $4 million revolving credit facility for an additional four years, extending it to October 28, 2028. The modification also removed certain provisions, including financial covenants, related to the $2 million term loan, which has already been repaid and is no longer available for re-borrowing.

The Amended Loan Agreement, as amended, includes customary negative covenants, subject to exceptions, which limit transfers, capital expenditures, indebtedness, certain liens, investments, acquisitions, dispositions of assets, restricted payments and the business activities of the Company, as well as customary representations and warranties, affirmative covenants and events of default, including cross defaults and a change of control default.

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At October 31, 2025, there were no outstanding foreign exchange contracts.

Note 11—Segment and Geographic Information

Segment Information

The Company determines its operating segments based on how its chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM was its Chief Executive Officer as of October 31, 2025.

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

There are two reportable segments, which are the Zedge Marketplace and GuruShots. The following table provides information about these two reportable segments (in thousands):

	Three Months Ended October 31,
	2025	2024
Zedge Marketplace:
Revenues	$7,142	$6,550
Less:
Personnel related expenses	1,907	2,140
Users acquisition costs	1,566	1,452
Data center and SaaS costs	575	474
Other expenses [1]	1,540	1,550
Zedge Marketplace segment income from operations	1,554	934
GuruShots:
Revenues	$468	$644
Less:
Personnel related expenses	471	1,055
Users acquisition costs	124	326
Platform fees	78	105
Data center and SaaS costs	244	243
Other expenses [2]	191	306
GuruShots segment loss from operations	(640)	(1,391)
Total segment income (loss) from operations	$914	$(457)

1.	Other expenses for the Zedge Marketplace reportable segment include professional services costs, platform fee, depreciation and amortization, facilities costs, public company related expenses and other individually insignificant costs.

2.	Other expenses for the GuruShots reportable segment include professional services costs, depreciation and amortization, facilities costs, and other individually insignificant costs.

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Lithuania, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
October 31, 2025	$6,086	$620	$6,706
July 31, 2025	$6,120	$335	$6,455

Total assets:
October 31, 2025	$31,058	$4,901	$35,959
July 31, 2025	$30,504	$5,150	$35,654

Note 12— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $336,000 and $64,000 at October 31, 2025 and July 31, 2025, respectively.

Effective October 1, 2025, the Company commenced a new lease and relocated to its new office in Vilnius, Lithuania.

Future minimum lease payments related to this new lease are as follows (in thousands):

Years ending July 31,	Operating Leases
2026	$87
2027	109
2028	114
2029	19
Total future minimum lease payments	$330
Less imputed interest	32
Total	$298

There were no other material changes in the Company’s operating and finance leases in the three months ended October31, 2025, as compared to the disclosure regarding such leases in the 2025 Form 10-K.

Note 13—Income Taxes

The Company’s income tax expense (or benefit) has generally been determined using an estimate of its annual effective tax rate applied to year-to-date income and records the discrete tax items in the period to which they relate. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary.

The Company’s estimated annual effective tax rate for the fiscal year ending July 31, 2026 differs from the U.S. federal statutory tax rate due to certain items primarily related to stock-based compensation expense, jurisdictional mix of earnings, foreign derived intangible income deduction, global intangible low-taxed income and the change in basis differences associated with tax deductible intangible assets and goodwill.

As of October 31, 2025, the Company had $6.6 million of deferred tax assets, for which it has established a valuation allowance of $1.8 million, related to U.S. federal and state taxes and for a certain international subsidiary.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway, Lithuania and Israel.

Note 14—Shareholder Distributions and Earnings and Profits (E&P)

On October 14, 2025, the Company issued a press release announcing that its Board of Directors had declared a quarterly cash dividend of $0.016 per share, aggregating approximately $208,000. The dividend was included in Accrued expenses and other current liabilities (see Note 6) as of October 31, 2025, and was paid on November 7, 2025, to stockholders of record as of October 24, 2025.

As of the declaration date, the Company had an accumulated deficit of approximately $14.5 million. Accordingly, under U.S. GAAP, the distribution was accounted for as a return of capital and recorded as a reduction to Additional paid-in capital in the accompanying financial statements. The distribution did not affect the Company’s results of operations for the year.

For U.S. federal income tax purposes, the Company had accumulated earnings and profits (“E&P”) of approximately $11.4 million. Pursuant to Internal Revenue Code Section 316(a), distributions to shareholders are characterized as dividends to the extent of current or accumulated E&P. As a result, the entire $208,000 distribution is treated as a taxable dividend to shareholders for U.S. federal income tax reporting purposes.

The difference between the book and tax characterization of the distribution results from timing and permanent differences between financial reporting income and taxable income, primarily related to the impairment of intangible assets and stock-based compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “2025 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

As used below, unless the context otherwise requires, the terms “the Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation and its subsidiaries, GuruShots Ltd., Zedge Europe AS and Zedge Lithuania UAB, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from future results. Factors that may cause such differences include, but are not limited to: (1) economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price; (2) our ability to keep pace with rapid technological changes in the Internet, mobile and AI industries and to adapt our products and services accordingly; (3) risks associated with our reliance on the adoption, integration and effective utilization of AI technologies, which is a key component of our growth strategy; (4) our ability to acquire a sufficient number of users that become purchasers, retain existing users, and generate profitable revenue from our apps; (5) our ability to successfully make acquisitions and/or successfully integrate acquisitions that we have made into Zedge without incurring unanticipated costs or without being subject to other integration issues that may disrupt our existing operations; and (6) the threat of continued hostilities against Israel from Iran, the Gaza Strip, Lebanon, and Syria. For further information regarding risks and uncertainties associated with our business, please refer to Item 1A to Part I “Risk Factors” in the 2025 Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the 2025 Form 10-K.

Trends and Uncertainties

Current Economic Conditions

The majority of our users and employees are located outside of the United States exposing us to a range of economic factors and regulations including foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally. We believe these macroeconomic conditions coupled with the global political climate and unrest, including the ongoing wars between Ukraine and Russia and Israel and Iran, the Gaza Strip, Lebanon, and Syria, may negatively impact our performance.

The Israel-Hamas and Israel-Hezbollah Conflicts

Given our operations in Israel, the impact of economic, political, geopolitical, and military conditions in the region directly affects us, including conflicts involving missile strikes, infiltrations, and terrorism. Notably, on October 7, 2023, Hamas, a designated terrorist organization, launched a savage terror attack in Israel, along with launching thousands of rockets into Israeli sovereign territory. The State of Israel declared war against Hamas resulting in the mobilization of more than 450,000 army reserve. In addition, Hezbollah, another designated terrorist organization, based in Lebanon, has been indiscriminately shelling Israeli territory. Since October 8, 2023, the Houthi rebels based in Yemen have also launched ballistic missiles and kamikaze drones at Israel. In June of 2025 Israel and Iran engaged in the ’12-Day War’ during which Israel launched strikes on Iranian nuclear and military facilities, assassinating key leaders and scientists, prompting Iranian retaliation with hundreds of missiles on Israeli cities; our office and schools were closed amid shelter-in-place orders, and the constant barrage of ballistic missiles launched from Iran and Yemen severely interrupted our operations. A U.S.-brokered ceasefire ended that direct clash on June 24, 2025, but tensions persist as Iran rebuilds its missile stocks and nuclear capabilities, raising fears of renewed confrontation. Compounding these threats, since the fall of the Assad regime in December 2024, Israel has conducted airstrikes and ground incursions in Syria to neutralize remaining Iranian-linked militias, secure the border, and protect the Druze minority amid sectarian clashes. Although ceasefires are in place—with the Gaza truce under the U.S.-backed 20-point plan holding broadly since October 10, 2025, following the release of all 20 remaining living Israeli hostages, and the Hezbollah agreement extended into 2025 amid Israeli withdrawals from southern Lebanon—these remain fragile amid violations. The extent and duration of these conflicts remain uncertain. Israel’s response to Hamas’ unprecedented attack, compounded by escalations with Hezbollah, the Houthis, Iran, and now intensified operations in Syria, has led to repeated IDF reservist mobilizations, affecting our workforce. Prior to this, changes in Israel’s judicial system had already raised concerns about the business environment, compounded by recent events, potentially impacting foreign investment, currency fluctuations, credit ratings, interest rates, and security markets. Furthermore, regional political unrest and threats from extremist groups, notably Iran and its proxies, pose additional risks. Management and our Board of Directors are closely monitoring the situation in Israel to address potential business disruptions and implications.

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

Overview

Zedge builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, which we refer to as our “Zedge App,” a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper and ringtone maker, GuruShots, a skill-based photo challenge game, and Emojipedia, the #1 trusted source for ‘all things emoji’, and DataSeeds.AI, a B2B offering which creates ethically sourced and fully rights-cleared custom image, video, and audio datasets that companies use to train their AI systems. Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce.

We are part of the ‘Creator Economy,’ which is estimated to be worth between $191 billion and $250 billion globally in 2025, with some forecasts placing the global market size as high as $848 billion by 20321,2,3. According to multiple reports, there are now over 207 million active content creators worldwide.4,5 Furthermore, between 45% and 47% of creators identify as working full-time in this space6,7,8. Most creators earn modest incomes, and studies suggest that only a small portion, approximately 4%, of creators earn more than $100,000 per year9,10,11. We view the Creator Economy as an opportunity for Zedge to expand our business, especially as we execute by connecting our gamers with our marketplace.

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

Our Zedge App (which is named “Zedge Wallpapers” in the App Store) offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. Over the past two years, our Zedge App has had between 22.1 million and 28.7 million monthly active users (“MAU”), ending with 22.2 million MAU as of October 31, 2025. MAU is a key performance indicator (“KPI”) for our Zedge App that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content for purchase. In turn, our users utilize the content to personalize their phones and express their individuality.

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

The Zedge Marketplace’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly or annual subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of October 31, 2025, we had approximately 1.1 million active subscribers.

In fiscal 2025, we introduced DataSeeds.AI (“DataSeeds”). DataSeeds builds custom, fully rights-cleared image, video, and audio datasets for enterprise AI teams that need controlled inputs, bespoke content, and consistent metadata at scale. We draw on a large and long-standing creator ecosystem built through GuruShots and the Zedge Marketplace, complemented by an extensive global network of vetted professional photographers, videographers, and domain specialists. This unified sourcing model gives predictable, spec-driven control over subject matter, diversity parameters, environments, and capture conditions. It enables fast, high-volume delivery of custom datasets used to support frontier model training, robust computer vision performance, and grounded generative AI.

In April 2022, we acquired GuruShots Ltd (“GuruShots”) a gamified photography platform that engages a global community of photographers through daily challenges, real-time feedback, and a competitive, interactive experience. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 513,000 photographs and casting close to 2.8 billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

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

As set forth above, we believe that the extensive library of photographs generated by GuruShots players through submissions to GuruShots’ competitions represents a valuable dataset for our DataSeeds offering. To date, we have secured rights to license a portion of this library for various applications, including AI training, and we continue to expand the licensable catalog by securing rights to additional photographs.

Emojipedia Pty Ltd (“Emojipedia”) is the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news, 43.6 million monthly page views and has approximately 7.2 million monthly active users as of October 31, 2025 of which approximately 42.1% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. In the past year, we have implemented multiple changes to Emojipedia including an AI-powered emoji sticker generator tool as well as an extensive emoji sticker library.

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in the 2025 Form 10-K. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to revenue recognition, intangible assets-net, goodwill, capitalized software and technology development costs, stock-based compensation, restructuring charges and income taxes. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Form 10-K.

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

MAU decreased 11.2% in the three months ended October 31, 2025 when compared to the same period a year ago. As of October 31, 2025, users in emerging markets represented about 77.9% of our MAU, as compared to 78.0% from the same period a year ago.

ARPMAU for the three months ended October 31, 2025 increased 29.2% when compared to the same period a year ago, primarily due to the increase in price per advertising impression from the same period a year ago, which was driven by increased competition for our ad inventory as well as strong year-over-year subscription revenue growth. Subscription revenue and subscription billings for the three months ended October 31, 2025 increased 28.6% and 6.1%, respectively, when compared to the same period a year ago, as discussed below.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended October 31, 2025 as compared to the same period in the prior year:

	Three Months Ended October 31,
(in millions, except ARPMAU - Zedge App)	2025	2024	% Change
MAU- Zedge App	22.2	25.0	-11.2%
Developed Markets MAU - Zedge App	4.9	5.5	-10.9%
Emerging Markets MAU - Zedge App	17.3	19.5	-11.3%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	77.9%	78.0%	-0.1%

ARPMAU - Zedge App	$0.0991	$0.0767	29.2%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended October 31, 2025:

GuruShots-MAPs and ARPMAP

The presentation of our results of operations related to our GuruShots segment includes disclosure of two key performance indicators – Monthly Active Payers (MAP) and Average Revenue Per Monthly Active Payer (ARPMAP) as discussed below:

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

MAP decreased 28.4% in the three months ended October 31, 2025 when compared to the same period a year ago, primarily attributable to Apple’s App Tracking Transparence (“ATT”) framework which impedes our ability to invest in paid user acquisition (“PUA”) campaigns profitably in terms of return on ad spend or (“ROAS”). As such, we continued to scale back our PUA spend for GuruShots while testing new campaigns and creatives in order to unearth attractive ROAS scaling opportunities. ARPMAP increased 4.4% to $45.2 in the three months ended October 31, 2025 from $43.3 in the three months ended October 31, 2024.

The following table shows our MAP and ARPMAP for the three months ended October 31, 2025 and 2024.

	Three Months Ended October 31,
	2025	2024	% Change
Monthly Active Payers	3,241	4,524	-28.4%
Average Revenue per Monthly Active Payer	$45.2	$43.3	4.4%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended October 31, 2025:

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

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended July 31,		Changes
	2025	2024	$	%
	(in thousands, except percentages)
Revenues	$7,610	$7,194	$416	5.8%
Direct cost of revenues	555	461	94	20.4%
Selling, general and administrative	5,925	6,809	(884)	-13.0%
Depreciation and amortization	216	381	(165)	-43.3%
Income (loss) from operations	914	(457)	1,371	300.0%
Interest and other income, net	153	181	(28)	-15.5%
Net loss resulting from foreign exchange transactions	(46)	(14)	(32)	-228.6%
Income tax expense	233	49	184	375.5%
Net income (loss)	$788	$(339)	$1,127	332.4%

Comparison of Our Results of Operations for the Three months ended October 31, 2025 and 2024

Revenues

The following table sets forth the composition of our revenues for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
	2025	2024	% Changes
	(in thousands, except percentage)
Zedge Marketplace
Advertising revenue	$5,166	$4,874	6.0%
Paid subscription revenue	1,520	1,182	28.6%
Other revenues	456	494	-7.7%
Total Zedge Marketplace revenue	7,142	6,550	9.0%
GuruShots
Digital goods and services	468	644	-27.3%
Total revenue	$7,610	$7,194	5.8%

The following table summarizes our subscription revenue for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
	2025	2024	% Change
	(in thousands, except revenue per subscriber and percentages)
Subscription Revenue	$1,520	$1,182	28.6%
Active subscriptions net increase	91	29	213.8%
Active subscriptions at end of period	1,075	698	54.0%
Average active subscriptions during the period	1,029	680	51.5%
Average monthly revenue per active subscription	$0.49	$0.58	-15.1%

Our measure of subscription billings is a non-GAAP measure. The following table presents a reconciliation of subscription billings to the most directly comparable GAAP financial measures, for each of the periods indicated. We calculate subscription billings by adding the change in subscription deferred revenue between the start and end of the period to subscription revenue recognized in the same period. Subscription billings is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the growth of the subscription-based portion of our business, which is a critical part of our business plan.

	Three Months Ended October 31,
	2025	2024	% Change
	(in thousands, except percentages)
Subscription Revenue	$1,520	$1,182	28.6%
Changes in subscription deferred revenue	366	595	-38.5%
Subscription Billings (Non-GAAP)	$1,886	$1,777	6.1%

The following table summarizes Zedge Premium gross and net revenue for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
	2025	2024	% Changes
	(in thousands, except percentages)
Zedge Premium-gross revenue (“GTV”)	655	$681	-3.8%
Zedge Premium-net revenue	454	$493	-7.9%
Gross margin	69%	72%

Three months Ended October 31, 2025 Compared to Three months Ended October 31, 2024

For the three months ended October 31, 2025, our total revenue increased by 5.8% compared to the same period in the prior year, primarily attributable to the increase in advertising and subscription revenue, partially offset by the 27.3% decline in GuruShots’ revenue during the corresponding periods.

For the three months ended October 31, 2025, our advertising revenue increased by 6.0% compared to the same period in the prior year, primarily due to higher average prices per advertising impression paid by advertisers on our platform, reflecting increased competition for our ad inventory. This growth was partially offset by an 11.3% decline in MAUs during the corresponding periods.

For the three months ended October 31, 2025, our subscription revenue increased 28.6%, and our subscription billings increased 6.1% compared to the same period in the prior year, primarily due to the lifetime subscription offering for Android and iOS users we rolled out in August 2023 and August 2024, respectively.

For the three months ended October 31, 2025, our other revenue declined 7.7% compared to the same period in the prior year, principally due to a reduction in Zedge Premium net revenue. Zedge Premium net revenue decreased 7.9% over the same period, primarily reflecting lower revenue contributions from certain AI-generative features and reduced royalty forfeiture.

For the three months ended October 31, 2025, digital goods and services revenue declined 27.3% compared to the same period in the prior year primarily due to the 28.4% decrease in GuruShots’ MAP, partially offset by the 4.4% increase in ARPMAP during the corresponding periods.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended October 31,
	2025	2024	% Change
	(in thousands, except percentages)
Direct cost of revenues	$555	$461	20.4%
As a percentage of revenues	7.3%	6.4%

Direct cost of revenues increased 20.4% in the three months ended October 31, 2025 compared to the same period in the prior year primarily due to higher data center costs and additional costs related to certain new initiatives, including DataSeeds and other products under development. As a percentage of revenue, direct cost of revenues in the three months ended October 31, 2025 increase to 7.3% from 6.4% for the same period in the prior year.

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

	Three Months Ended October 31,
	2025	2024	% Change
	(in thousands, except percentages)
Selling, general and administrative	$5,925	$6,809	-13.0%
As a percentage of revenues	77.9%	94.6%

SG&A decreased 13.0% for the three months ended October 31, 2025, compared to the same period in the prior year. The decrease was primarily driven by lower net personnel-related expenses, including stock-based compensation, resulting from the global restructuring initiative implemented in January 2025, which reduced our headcount by approximately 21%. SG&A also declined due to the expiration of the $8 million retention bonus program (evenly split between cash and stock) associated with the GuruShots acquisition, which concluded in April 2025.

For the three months ended October 31, 2025, we increased PUA spending for the Zedge App while reducing PUA spending for GuruShots relative to the prior-year period. Combined PUA spending decreased 5%, to $1.7 million in the three months ended October 31, 2025, from $1.8 million in the same period of the prior year. We expect to continue investing in PUA for the Zedge App in the near term, provided that return on ad spend (“ROAS”) remains attractive.

As a percentage of revenue, SG&A was 77.9% for the three months ended October 31, 2025, compared to 94.6% for the same period in the prior year.

Global headcount as of October 31, 2025 totaled 81 (including 14 at GuruShots) compared to 102 (including 28 at GuruShots) as of October 31, 2024 with the majority of our employees currently based in Lithuania and Israel.

The following table summarizes stock-based compensation expense included in the SG&A for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
	2025	2024	% Change
	(in thousands, except percentages)
Stock-based compensation expense	$104	$379	-72.6%

Stock-based compensation expense decreased 72.6% for the three months ended October 31, 2025, compared to the same period in the prior year. The decrease was primarily driven by the full amortization of $4 million in stock-based compensation associated with the restricted stock issued in connection with the GuruShots acquisition, which was amortized over a three-year period that concluded in March 2025. Certain stock options, DSUs and restricted stock grants are more fully described in Note 7 Stock-Based Compensation to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense consist mainly of amortization of intangible assets at GuruShots and Emojipedia and capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

	Three Months Ended October 31,
	2025	2024	% Change
	(in thousands, except percentages)
Depreciation and amortization	$216	$381	-43.3%
As a percentage of revenues	2.8%	5.3%

Depreciation and amortization expense decreased by 43.3% for the three months ended October 31, 2025, compared to the corresponding period in the prior year. This decline was principally attributable to the $0.8 million impairment charge recognized in the second quarter of fiscal 2025 related to GuruShots’ capitalized software and technology development costs, which was incurred in connection with the global restructuring initiative.

Interest and other income, net.

	Three Months Ended October 31,
	2025	2024	% Change
	(in thousands, except percentages)
Interest and other income, net	$153	$181	-15.5%
As a percentage of revenues	2.0%	2.5%

In the three months ended October 31, 2025, interest and other income, net decreased by 15.5% for the three months ended October 31, 2025, compared to the corresponding period in the prior year primarily due to lower cash and cash equivalent balance in the current period.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK and EUR relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended October 31,
	2025	2024	% Change
	(in thousands, except percentages)
Net loss resulting from foreign exchange transactions	$(46)	$(14)	-228.6%
As a percentage of revenues	-0.6%	-0.2%

For the three months ended October 31, 2025, net loss from foreign exchange transactions increased by $32,000 compared to the same period in the prior year, primarily due to unfavorable foreign exchange rate movements.

We recognized mark-to-market (” MTM”) losses of $0 and $58,000 from NOK and EUR hedging activities for the three months ended October 31, 2025 and 2024, respectively, as more fully described in Note 4, Derivative Instruments, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

As a result of the global restructuring initiative implemented in January 2025, which included the closure of the Company’s Norway operations, we no longer have exposure to USD/NOK foreign exchange risk. Accordingly, there were no outstanding NOK forward contracts as of July 31, 2025. We have also concluded that there is no current requirement to enter into USD/EUR forward contracts beyond August 2025. As a result, there were no outstanding EUR forward contracts and no MTM adjustment as of October 31, 2025.

Income tax expense

	Three Months Ended October 31,
	2025	2024	% Change
	(in thousands, except percentages)
Income tax expense	$233	$49	375.5%
As a percentage of revenues	3.1%	0.7%

In the three months ended October 31, 2025, we generated pretax income of $1.0 million and recorded an income tax expense of $233,000, representing an effective tax rate of 22.8%. This rate exceeds our estimated effective tax rate for fiscal 2026 of 22.3%, primarily due to discrete tax items of $9,700 associated with the vesting DSUs during the current period.

In the three months ended October 31, 2024, we incurred a pretax loss of $290,000 and recorded an income tax expense of $49,000. The tax expense in this period primarily reflects discrete tax items of $115,000 related to the vesting of restricted stock and DSUs in the prior period, which more than offset an accrued tax benefit of $66,000 based on an estimated effective tax rate of 22.7%.

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge Marketplace and GuruShots segment income (loss) from operations for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
	2025	2024	% Change
	(in thousands, except percentages)
Segment income (loss) from operations:
Zedge Marketplace:	$1,554	$934	66.4%
GuruShots:	(640)	(1,391)	54.0%
Total	$914	$(457)	300.0%

Three months Ended October 31, 2025 Compared to Three months Ended October 31, 2024

For the three months ended October 31, 2025, income from operations related to the Zedge Marketplace increased 66.4% to $1.6 million, compared to $0.9 million for the three months ended October 31, 2024. The increase was primarily attributable to higher revenue and lower SG&A during the current period.

For the three months ended October 31, 2025, loss from operations related to GuruShots decreased 54.0% to $0.6 million, compared to $1.4 million for the three months ended October 31, 2024. The decrease in operating loss was primarily driven by lower SG&A resulting from the global restructuring initiative implemented in January 2025, partially offset by lower revenue in the current period.

Liquidity and Capital Resources

General

At October 31, 2025, we had cash and cash equivalents of $18.5 million and working capital (current assets less current liabilities) of $14.6 million, compared to $18.6 million and $14.7 million, respectively, at July 31, 2025. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending December 12, 2026. We maintain a revolving credit facility of $4 million, including a foreign exchange contract facility of up to $7.5 million with WAB, as discussed below under Financing Activities and in Note 10, Revolving Credit Facility, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following tables present selected financial information for the three months ended October 31, 2025 and 2024:

	Three Months Ended October 31,
(in thousands)	2025	2024	$ Changes
Cash flows provided by (used in):
Operating activities	$825	$1,170	$(345)
Investing activities	(185)	(157)	(28)
Financing activities	(789)	(804)	15
Effect of exchange rate changes on cash and cash equivalents	36	(11)	47
(Decrease) increase in cash and cash equivalents	$(113)	$198	$(311)

Operating Activities

Our cash flow from operations can vary significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, particularly those related to trade accounts receivable and trade accounts payable.

Net cash provided by operating activities was $0.8 million for the three months ended October 31, 2025. This amount primarily reflects net income of $1.0 million, adjusted for non-cash items including $0.2 million of amortization and depreciation and $0.1 million of stock-based compensation expense. These adjustments were partially offset by a $0.5 million net decrease resulting from changes in operating assets and liabilities, driven primarily by payroll tax payments related to severance and option gains for Norwegian employees impacted by our global restructuring initiative which has been completed as of July 31, 2025.

Net cash provided by operating activities was $1.2 million for the three months ended October 31, 2024. This amount primarily reflects a net loss of $0.3 million, adjusted for non-cash items including $0.4 million of amortization and depreciation and $0.4 million of stock-based compensation expense, as well as a $0.7 million net increase resulting from changes in operating assets and liabilities. The increase was primarily attributable to deferred revenue associated with lifetime subscriptions sold during the period.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $0.1 million to $3.3 million at October 31, 2025 from $3.2 million at July 31, 2025, primarily due to higher revenue in the preceding two months ended October 31, 2025 when compared to the same period ended July 31, 2025.

Investing Activities

Cash used in investing activities in the three months ended October 31, 2025 and 2024 consisted primarily of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

In the three months ended October 31, 2025 and 2024, we repurchased – under our Board-approved share repurchase program – 238,460 shares and 219,573 shares, respectively, of our Class B common stock for approximately $776,000 and $782,000, respectively.

In the three months ended October 31, 2025 and 2024, we purchased 4,312 shares and 6,903 shares respectively, of our Class B common stock from certain employees for $13,000 and $22,000, respectively, to satisfy tax withholding obligations in connection with the vesting of DSUs.

On October 14, 2025, we declared a quarterly cash dividend of $0.016 per share, aggregating approximately $208,000. The dividend was included in Accrued expenses and other current liabilities as of October 31, 2025, and was paid on November 7, 2025, to stockholders of record as of October 24, 2025, as more fully described in Note 14, Shareholder Distributions and Earnings and Profits (E&P), to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

In the three months ended October 31, 2025, we had only one large customer, and that customer represented 34% of our revenue for the period. In the three months ended October 31, 2024, the same customer represented 30% of our revenue, respectively. At October 31, 2025, two customers represented 42% and 14% of our accounts receivable balance, respectively. At July 31, 2024, three customers represented 43%, 12% and 11% of our accounts receivable balance, respectively. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At October 31, 2025, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2025.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the share repurchase activity for the first quarter of fiscal 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in thousands)		(in thousands)	(in thousands)
August 1, 2025 to August 31, 2025	87	$3.39	87	$1,083
September 1, 2025 to September 30, 2025	80	$3.14	76	$846
October 1, 2025 – October 31, 2025	76	$3.22	76	$602
Total	243		239

(1)	The total number of shares purchased includes shares repurchased as part of publicly announced programs and shares repurchased in connection with tax payments due upon vesting of DSUs.

(2)	The average price paid per share includes any broker commissions.

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

ZEDGE, INC.

December 12, 2025	By:	/s/ JONATHAN REICH
Jonathan Reich
Chief Executive Officer

December 12, 2025	By:	/s/ YI TSAI
Yi Tsai
Chief Financial Officer