Form 10-Q
period 2026-01-31
Zedge, Inc.
filed 2026-03-16
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 12, 2026, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares
Class B common stock, $.01 par value:	12,517,121 shares (excluding 2,671,766 shares held in treasury)

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	January 31,	July 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,106	$18,609
Trade accounts receivable	3,765	3,164
Prepaid expenses and other current assets	1,062	671
Total Current assets	23,933	22,444
Property and equipment, net	1,238	1,290
Intangible assets, net	1,128	4,922
Goodwill	2,069	1,931
Deferred tax assets, net	4,982	4,823
Other assets	473	244
Total assets	$33,823	$35,654
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,437	$1,471
Accrued expenses and other current liabilities	2,305	2,867
Deferred revenues	3,994	3,425
Total Current liabilities	7,736	7,763
Deferred revenues--non-current	2,041	1,937
Other liabilities	180	53
Total liabilities	9,957	9,753
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at January 31, 2026 and July 31, 2025	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 15,189 shares issued and 12,554 outstanding at January 31, 2026 and 15,073 shares issued and 12,692 shares outstanding at July 31, 2025	152	151
Additional paid-in capital	49,774	49,768
Accumulated other comprehensive loss	(1,174)	(1,509)
Accumulated deficit	(17,006)	(15,505)
Treasury stock, 2,635 shares at January 31, 2026 and 2,381 shares at July 31, 2025, at cost	(7,885)	(7,009)
Total stockholders’ equity	23,866	25,901
Total liabilities and stockholders’ equity	$33,823	$35,654

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Revenues	$8,254	$6,979	$15,864	$14,173
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	561	447	1,116	908
Selling, general and administrative	6,683	7,126	12,599	13,935
Depreciation and amortization	187	317	403	698
Impairment of intangible assets	3,570	-	3,570	-
Restructuring charges	-	481	-	481
Impairment of capitalized software and technology development costs	145	827	145	827
Loss from operations	(2,892)	(2,219)	(1,969)	(2,676)
Interest and other income, net	124	171	268	352
Net loss resulting from foreign exchange transactions	(138)	(86)	(184)	(100)
Loss before income taxes	(2,906)	(2,134)	(1,885)	(2,424)
Income taxes benefit	(617)	(455)	(384)	(406)
Net loss	$(2,289)	$(1,679)	$(1,501)	$(2,018)
Other comprehensive income (loss):
Changes in foreign currency translation adjustment	236	(132)	335	(161)
Total other comprehensive income (loss)	236	(132)	335	(161)
Total comprehensive loss	$(2,053)	$(1,811)	$(1,166)	$(2,179)
Income loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.18)	$(0.12)	$(0.12)	$(0.15)
Weighted-average number of shares used in calculation of income (loss) per share:
Basic and diluted	12,950	13,882	12,988	13,872

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

						Accumulated
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2025	525	$5	15,073	$151	$49,768	$(1,509)	$(15,505)	2,381	$(7,009)	$25,901
Stock-based compensation	-	-	30	-	104	-	-	-	-	104
Purchase of treasury stock	-	-	-	-	-	-	-	243	(789)	(789)
Cash dividends paid	-	-	-	-	(208)	-	-	-	-	(208)
Foreign currency translation adjustment	-	-	-	-	-	99	-	-	-	99
Net income	-	-	-	-	-	-	788	-	-	788
Balance – October 31, 2025	525	5	15,103	151	49,664	(1,410)	(14,717)	2,624	(7,798)	25,895
Exercise of stock options	-	-	-	-	45	-	-	-	-	45
Stock-based compensation	-	-	86	1	274	-	-	-	-	275
Purchase of treasury stock	-	-	-	-	-	-	-	11	(87)	(87)
Dividends payable	-	-	-	-	(209)	-	-	-	-	(209)
Foreign currency translation adjustment	-	-	-	-	-	236	-	-	-	236
Net loss	-	-	-	-	-	-	(2,289)	-	-	(2,289)
Balance – January 31, 2026	525	$5	15,189	$152	$49,774	$(1,174)	$(17,006)	2,635	$(7,885)	$23,866

						Accumulated
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2024	525	$5	14,866	$149	$48,263	$(1,832)	$(13,113)	1,051	$(2,576)	$30,896
Stock-based compensation	-	-	30	-	379	-	-	-	-	379
Purchase of treasury stock	-	-	-	-	-	-	-	226	(804)	(804)
Foreign currency translation adjustment	-	-	-	-	-	(29)	-	-	-	(29)
Net loss	-	-	-	-	-	-	(339)	-	-	(339)
Balance – October 31, 2024	525	5	14,896	149	48,642	(1,861)	(13,452)	1,277	(3,380)	30,103
Stock-based compensation	-	-	73	1	602	-	-	-	-	603
Purchase of treasury stock	-	-	-	-	-	-	-	245	(690)	(690)
Foreign currency translation adjustment	-	-	-	-	-	(132)	-	-	-	(132)
Net loss	-	-	-	-	-	-	(1,679)	-	-	(1,679)
Balance – January 31, 2025	525	$5	14,969	$150	$49,244	$(1,993)	$(15,131)	1,522	$(4,070)	$28,205

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	January 31,
	2026	2025
Operating activities
Net loss	$(1,501)	$(2,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28	30
Amortization of intangible assets	224	224
Amortization of capitalized software and technology development costs	151	444
Stock-based compensation	379	982
Impairment charge of capitalized software and technology development costs	145	827
Impairment charge of intangible assets	3,570	-
Deferred income taxes	(159)	(184)
Change in assets and liabilities:
Trade accounts receivable	(601)	416
Prepaid expenses and other current assets	(391)	(360)
Other assets	(18)	(39)
Trade accounts payable and accrued expenses	(817)	322
Deferred revenues	673	1,234
Net cash provided by operating activities	1,683	1,878
Investing activities
Capitalized software and technology development costs	(237)	(236)
Purchase of property and equipment	(20)	(30)
Net cash used in investing activities	(257)	(266)
Financing activities
Purchase of treasury stock in connection with share buyback program and stock awards vesting	(876)	(1,494)
Payment of cash dividends	(208)	-
Proceeds from exercise of stock options	45	-
Net cash used in financing activities	(1,039)	(1,494)
Effect of exchange rate changes on cash and cash equivalents	110	(62)
Net increase in cash and cash equivalents	497	56
Cash and cash equivalents at beginning of period	18,609	19,998
Cash and cash equivalents at end of period	$19,106	$20,054

Supplemental cash flow information:
Cash paid for income taxes	$114	$130

Non-cash operating and financing activities:
ROU assets obtained in exchange for lease liabilities	$286	$111
Dividend payable included in accrued expenses and other current liabilities (1)	$209	$-

(1)	Dividend payable was paid on February 10, 2026.

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Zedge builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, which we refer to as our “Zedge App,” a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper and ringtone maker, GuruShots, a skill-based photo challenge game, DataSeeds.AI, a B2B offering which offers ethically sourced and fully rights-cleared multimodal - image, video, and audio datasets that companies use to train AI models and Emojipedia, the #1 trusted source for ‘all things emoji’, . Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce. Except where the context clearly indicates otherwise, the terms the “Company,” “Zedge” “we,” “us” or “our” refer to Zedge, Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its subsidiaries: GuruShots Ltd. (“GuruShots”); Zedge Europe AS; and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2026 or any other period. The balance sheet at July 31, 2025 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “2025 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”), ASU 2024-03 will require public entities to disaggregate, within the notes to the financial statements, certain expenses presented on the face of the financial statements to enhance transparency and help investors better understand an entity’s performance. The amendment will specifically require that an entity disclose the amounts related to purchases of inventory, employee compensation, depreciation and intangible asset amortization. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company will not be required to adopt ASU 2024-03 until August 1, 2027. The Company is currently evaluating the impact of the adoption of ASU 2024-03 on the Company’s financial statement disclosures.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification 606, Revenue from Contracts with Customers. The provisions of ASU 2025-05 are effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted, and are to be applied prospectively. We do not expect the adoption of ASU 2025-05 to have a material impact on our consolidated financial statements and accompanying Notes.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal-Use-Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 removes the prescriptive software development “project stages” and requires capitalization of software costs once (1) management authorizes and commits funding and (2) completion and use are probable. Entities must evaluate significant development uncertainty related to technological innovations or performance requirements. The amendments also require Subtopic 360-10 disclosures for all capitalized internal-use software costs and clarify that intangible asset disclosures under Subtopic 350-30 are not required. The standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company will not be required to adopt ASU 2025-06 until August 1, 2028. The Company is currently evaluating the impact of the adoption of ASU 2025-06 on the Company’s consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of interim reporting guidance, provides a comprehensive list of required interim disclosures, and establishes a disclosure principle that requires disclosure of material events that occurred after the end of the last annual reporting period. The standard is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, with early adoption permitted. The Company will not be required to adopt ASU 2025-11 until August 1, 2028. The Company is currently evaluating the impact of the adoption of ASU 2025-11 on the Company’s financial statement disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (“ASU 2025-12”). The amendments in ASU 2025-12 represent changes to certain FASB Accounting Standards Codification topics that clarify, correct errors, or make minor improvements. The standard is effective for annual periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted, and may be applied prospectively or retrospectively. Early adoption and transition method may be elected on an issue-by-issue basis. We do not expect the adoption of ASU 2025-12 to have a material impact on our consolidated financial statements and accompanying Notes.

All other new accounting pronouncements that have been issued but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

Related Party Transactions

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent publicly held company. IDT charges the Company for services it provides, and the Company charges IDT for services it provides, pursuant to Services Agreements between the companies.

The Company is party to a consulting agreement with Activist Artist Management, LLC (“Activist”), which assists the Company in strategic business development. A member of the Company’s Board of Directors owns a significant minority stake in Activist.

The Company is party to a revenue sharing agreement with National Retail Services, Inc. (“NRS”), a subsidiary of IDT, under which Zedge and certain of its subsidiaries (Emojipedia and GuruShots) provide a selection of their digital content for display on NRS screens and share in the revenue generated from the resulting advertisements.

Transactions with these related parties did not have a material impact on the consolidated balance sheets as of January 31, 2026 or July 31, 2025, or the condensed consolidated statements of operations and comprehensive loss for the three and six months ended January 31, 2026 or 2025.

Note 2—Revenue

Disaggregation of Revenue

The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended January 31,			Six Months Ended January 31,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentage)
Zedge Marketplace
Advertising revenue	$5,558	$4,698	18.3%	$10,724	$9,572	12.0%
Paid subscription revenue	1,634	1,233	32.5%	3,154	2,415	30.6%
Other revenues	517	432	19.7%	973	926	5.1%
Total Zedge Marketplace revenue	7,709	6,363	21.2%	14,851	12,913	15.0%
GuruShots
Digital goods and services	545	616	-11.5%	1,013	1,260	-19.6%
Total revenue	$8,254	$6,979	18.3%	$15,864	$14,173	11.9%

Contract Balances

Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. The Company’s deferred revenue balance for paid subscriptions was approximately $5.8 million related to approximately 1.2 million active subscribers, and approximately $5.1 million, related to approximately 1.0 million active subscribers, as of January 31, 2026 and July 31, 2025, respectively

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity (“Breakage”). As of January 31, 2026, and July 31, 2025, the Company’s deferred revenue balance related to Zedge Premium was approximately $280,000 and $248,000, respectively.

The amount of deferred revenue recognized in the six months ended January 31, 2026 that was included in the deferred revenue balance at July 31, 2025 was $1.8 million.

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

Note 3—Fair Value Measurements

The fair value measurement of cash equivalents invested in money market funds is based on quoted market prices in active markets (Level 1). The fair value measurement of foreign exchange forward contracts is based on observable market-based inputs principally derived from or corroborated by observable market data (Level 2).

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	January 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,125	$11,125	$-	$-
Foreign exchange forward contracts	-	-	-	-
Total	$11,125	$11,125	$-	$-

	July 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,907	$13,907	$-	$-
Foreign exchange forward contracts	18	-	18	-
Total	$13,925	$13,907	$18	$-

Fair Value of Other Financial Instruments

The Company’s other financial instruments at January 31, 2026 and July 31, 2025 included trade accounts receivable, prepaid expenses and other current assets, trade accounts payable and accrued expenses and other liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the USD to NOK and USD to EUR exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 10 Revolving Credit Facility). The Company does not apply hedge accounting to these contracts because these are not qualified as hedging accounting pursuant to ASC 815; therefore the changes in fair value are recorded in the condensed consolidated statements of operations and comprehensive loss. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

As a result of the global restructuring initiated in January 2025, which included the closure of the Company’s Norway operations, the Company no longer has exposure to USD/NOK foreign exchange risk. Accordingly, there were no outstanding NOK forward contracts as of July 31, 2025 or January 31, 2026.

Management has further concluded that there were no current requirement to enter into USD/EUR forward contracts beyond August 2025. As a result, there were no outstanding EUR forward contracts as of January 31, 2026.

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows (in thousands):

		January 31, 2026	July 31, 2025
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$-	$18

The effects of derivative instruments on the condensed consolidated statements of operations and comprehensive loss were as follows (in thousands):

Amount of Income (Loss)		Three Months Ended January 31,		Six Months Ended January 31,
Recognized on Derivatives		2026	2025	2026	2025
Derivatives not designated or not qualifying as hedging instruments	Location of income (loss) recognized on derivatives
Foreign exchange forward contracts	Net income (loss) resulting from foreign exchange transactions	$-	$(131)	7	$(149)

Note 5—Intangible Assets and Goodwill

Intangible assets are initially recorded at fair value and are stated net of accumulated amortization and impairment losses. The Company amortizes intangible assets with finite useful lives using either the straight-line method or, when reliably determinable, based on the pattern in which the economic benefits of the assets are expected to be consumed. Amortization is recorded over estimated useful lives ranging from five to fifteen years.

The Company evaluates the recoverability of its finite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In accordance with ASC 360, Property, Plant, and Equipment, recoverability is assessed by comparing the carrying amount of the asset group to the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. If the carrying amount exceeds the undiscounted cash flows, the Company estimates the fair value of the asset group. Fair value is generally determined using an income approach, which includes a discounted cash flow analysis based on the present value of projected after-tax cash flows using a risk-adjusted discount rate. The Company’s fair value estimates incorporate market participant assumptions in accordance with ASC 820, Fair Value Measurement.

The following table presents the detail of intangible assets, net as of January 31, 2026 and July 31, 2025 (in thousands):

	January 31, 2026				July 31, 2025
	Gross Carrying Value	Accumulated Amortization	Allocation of Impairment Loss	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Emojipedia.org and other internet domains acquired	$6,711	$2,013	$3,570	$1,128	$6,711	$1,789	$4,922
Total intangible assets	$6,711	$2,013	$3,570	$1,128	$6,711	$1,789	$4,922

Impairment of Emojipedia Intangible Assets

In September 2025, Google implemented changes to its Search Engine Results Page (“SERP”) that allow users to copy emojis directly from the search engine results page, reducing referrals to third-party websites such as Emojipedia. In addition, artificial intelligence platforms, including Gemini, ChatGPT, Claude and others, now provide emoji results directly in response to user queries. These developments have adversely affected traffic and monetization for Emojipedia in the second quarter of fiscal 2026 and are expected to reduce future cash flows. As a result, management has determined that future investment in feature development and growth initiatives for Emojipedia will be limited, and the business will be operated primarily to maintain existing functionality. Accordingly, these factors represent a triggering event under ASC 360.

As a result, the Company performed a recoverability test in accordance with ASC 360 to determine whether the carrying amount of the Emojipedia asset group was recoverable based on estimated undiscounted future cash flows over the remaining useful life of the primary asset. Based on this analysis, the sum of the estimated undiscounted future cash flows was not sufficient to recover the carrying amount of the Emojipedia asset group including intangible asset and capitalized software and technology development costs.

Accordingly, the Company measured the impairment loss by estimating the fair value of the asset group. The Company utilized an income approach based on a discounted cash flow (“DCF”) analysis, which estimates the fair value by projecting after-tax cash flows attributable to the asset group and discounting those cash flows to present value using a risk-adjusted discount rate. The DCF analysis requires significant judgment, including assumptions related to revenue projections, growth rates, terminal values, and the timing and amount of expected future cash flows.

The forecasted cash flows were based on the Company’s most recent strategic plan, and for periods beyond the strategic plan, the Company applied revenue assumptions including a continued decline in revenue considered reasonable as of the measurement date and consistent with market participant expectations. The discount rate was based on an estimate of the weighted average cost of capital (“WACC”) of market participants and was intended to reflect the risks inherent in the projected cash flows. The Company applied a discount rate of 30.0%.

Based on the DCF analysis, the estimated fair value of the Emojipedia asset group was determined to be $1.2 million and below its carrying amount of $4.9 million. The remaining useful life of the Emojipedia internet domain was estimated to be 4.5 years reduced from 10.5 years as originally estimated.

As a result, the Company recorded a non-cash impairment charge of approximately $3.7 million to reduce the carrying amount of the Emojipedia asset group to its estimated fair value. In accordance with ASC 360-10-35-28, the impairment charge was allocated to the long-lived assets within the asset group on a pro rata basis based on their relative carrying amounts. The impairment charge was allocated as follows:

	1/31/26
	Net Carrying Amount	Pro rata allocation factor	Impairment loss	Adjusted Net Carrying Amount
Long-lived assets
Capitalized software and technology development costs	$191	4%	145	46
Emojipedia.org and other internet domains acquired	4,698	96%	3,570	1.128
Total net carrying value	$4,889	100%	$3,715	$1,174

Estimated future amortization expense for intangible assets as of January 31, 2026 is as follows (in thousands):

Fiscal 2026	125
Fiscal 2027	251
Fiscal 2028	251
Fiscal 2029	251
Fiscal 2030	250
Total	$1,128

The Company’s amortization expense for intangible assets were $224,000 and $224,000 for the six months ended January 31, 2026 and 2025, respectively.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the six months ended January 31, 2026 (in thousands).

Carrying Amounts

Balance as of July 31, 2025	1,931
Impact of currency translation	138
Balance as of January 31, 2026	$2,069

The total accumulated impairment loss of the Company’s goodwill as of January 31, 2026 was $8.7 million

Note 6—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	January 31,	July 31,
	2026	2025

Accrued payroll and bonuses	$991	$1,252
Accrued vacation	546	503
Accrued expenses	85	323
Dividend payable	209	-
Due to artists	189	172
Operating lease liability-current portion	227	144
Accrued payroll taxes	13	332
Accrued income taxes payable	40	133
Due to related party - IDT	5	1
Others	-	7
Total accrued expenses and other current liabilities	$2,305	$2,867

Note 7—Stock-Based Compensation

In November 2025, the Company’s Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 150,000 shares to an aggregate of 2,781,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 14, 2026. At January 31, 2026, there were approximately 280,000 shares of Class B common stock available for awards under the 2016 Incentive Plan.

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

In the accompanying condensed consolidated statements of operations and comprehensive loss, the Company recognized stock-based compensation expense for our employees and non-employees as follows (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
Stock-based compensation expense	$275	$603	$379	$982

As of January 31, 2026, the Company’s unrecognized stock-based compensation expense was $208,000 for unvested stock options, $100,000 for unvested DSUs and $126,000 for unvested restricted stock.

In the six months ended January 31, 2026 and 2025, awards of restricted stock and DSUs with respect to 30,000 shares and 119,000 shares, respectively, vested, and in connection with these vesting events, the Company purchased 4,312 shares and 6,903 shares respectively, of our Class B common stock from certain employees for $13,000 and $22,000, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes.

In the six months ended January 31, 2026 and 2025, the Compensation Committee approved grants of options to purchase 21,750 and 60,100 shares, respectively, of the Company’s Class B common stock to certain employees, vesting mostly over a three-year or four-year period. Unrecognized compensation expense related to these awards granted were $51,000 and $118,000 respectively based on the estimated fair value of the options on the grant dates.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Basic weighted-average number of shares	12,950	13,882	12,988	13,872
Effect of dilutive securities:
Stock options	-	-	-	-
Non-vested restricted Class B common stock	-	-	-	-
Deferred stock units	-	-	-	-
Diluted weighted-average number of shares	12,950	13,882	12,988	13,872

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2026	2025	2026	2025
Stock options	822	898	814	895
Non-vested restricted Class B common stock	77	208	77	208
Deferred stock units	56	73	56	37
Shares excluded from the calculation of diluted earnings per share	955	1,179	947	1,140

For the three and six months ended January 31, 2026 and 2025, diluted earnings per share equals basic earnings per share because the Company incurred a net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock and DSUs would have been anti-dilutive.

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

On October 28, 2024, the Company entered into an Amended and Restated Loan and Security Agreement Modification Agreement with WAB. Pursuant to the modification agreement, WAB agreed to renew the $4 million revolving credit facility for an additional four-year term, through October 28, 2028, and to remove certain provisions, including financial covenants, related to the $2 million term loan, which has been repaid and is no longer available for re-borrowing.

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At January 31, 2026, there were no outstanding foreign exchange contracts. At July 31, 2025, there were $425,000 of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by $42,500.

Note 11—Segment and Geographic Information

Segment Information

The Company determines its operating segments based on how its chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM was its Chief Executive Officer as of January 31, 2026.

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

The Company has two reportable segments - Zedge Marketplace and GuruShots. The following table provides information about these two reportable segments (in thousands):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025

Zedge Marketplace:
Revenues	$7,709	$6,363	$14,851	$12,913
Less:
Personnel related expenses	2,289	2,310	4,196	4,451
Users acquisition costs	1,561	1,631	3,128	3,083
Data center and SaaS costs	606	466	1,180	940
Acquisition and restructuring related charges	3,715	425	3,715	425
Other expenses [1]	1,653	1,490	3,184	3,038
Zedge Marketplace segment (loss) income from operations	(2,115)	41	(552)	976
GuruShots:
Revenues	$545	$616	$1,013	$1,260
Less:
Personnel related expenses	693	1,017	1,164	2,072
Users acquisition costs	85	366	208	692
Platform fees	76	103	155	208
Data center and SaaS costs	271	242	515	485
Acquisition and restructuring related charges	-	883	-	883
Other expenses [2]	197	265	388	572
GuruShots segment loss from operations	(777)	(2,260)	(1,417)	(3,652)
Total segment loss from operations	$(2,892)	$(2,219)	$(1,969)	$(2,676)

1.	Other expenses for the Zedge Marketplace reportable segment include professional services costs, platform fee, depreciation and amortization, facilities costs, public company related expenses and other individually insignificant costs.

2.	Other expenses for the GuruShots reportable segment include professional services costs, depreciation and amortization, facilities costs, and other individually insignificant costs.

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Lithuania, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
January 31, 2026	$2,267	$571	$2,838
July 31, 2025	$6,120	$335	$6,455

Total assets:
January 31, 2026	$28,645	$5,178	$33,823
July 31, 2025	$30,504	$5,150	$35,654

Note 12—Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $308,000 and $64,000 at January 31, 2026 and July 31, 2025, respectively.

Effective October 1, 2025, the Company commenced a new lease and relocated to its new office in Vilnius, Lithuania.

Future minimum lease payments related to this new lease are as follows (in thousands):

Years ending July 31,	Operating Leases
2026	$87
2027	109
2028	114
2029	19
Total future minimum lease payments	$330
Less imputed interest	32
Total	$298

There were no other material changes in the Company’s operating or finance leases in the six months ended January 31, 2026, as compared to the disclosure regarding such leases in the 2025 Form 10-K.

Note 13—Income Taxes

The Company’s income tax expense (or benefit) has generally been determined using an estimate of its annual effective tax rate (“ETR”) applied to year-to-date income and records the discrete tax items in the period to which they relate. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary. During the second quarter of fiscal 2026, we recorded an unusual and infrequent item related to the Emojipedia asset group impairment, which was treated as a discrete item and reduced our ETR from 24.3% to 20.3% for the six months ended January 31, 2026.

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

As of January 31, 2026, the Company had $6.8 million of deferred tax assets which relate to temporary differences between financial and tax reporting and net operating loss carryforwards. The Company has established a valuation allowance of $1.8 million against its foreign net operating loss carryforwards.

The Company is subject to taxation in the United States and certain foreign jurisdictions. Earnings from non-U.S. activities are subject to local country income tax. The material jurisdictions where the Company is subject to potential examination by tax authorities include the United States, Norway, Lithuania and Israel.

Note 14—Shareholder Distributions and Earnings and Profits (E&P)

On October 14, 2025, the Company issued a press release announcing that its Board of Directors had declared a quarterly cash dividend of $0.016 per share, aggregating approximately $208,000. The dividend was paid on November 7, 2025, to stockholders of record as of October 24, 2025.

On January 14, 2026, the Company issued a press release announcing that its Board of Directors had declared a quarterly cash dividend of $0.016 per share of its Class A common stock and Class B common stock, aggregating approximately $209,000. The dividend was included in Accrued expenses and other current liabilities (see Note 6) as of January 31, 2026, and was paid on February 10, 2026, to stockholders of record as of January 30, 2026.

As of the declaration dates in October 2025 and January 2026, the Company had accumulated deficits of approximately $11.4 million and $11.0 million, respectively. As a result, in accordance with U.S. GAAP, the distributions were accounted for as returns of capital and recorded as reductions of additional paid-in capital in the accompanying financial statements. The distributions had no impact on the Company’s results of operations for the three and six months ended January 31, 2026.

For U.S. federal income tax purposes, the Company had accumulated earnings and profits (“E&P”) of approximately $11.4 million. Pursuant to Internal Revenue Code Section 316(a), distributions to shareholders are characterized as dividends to the extent of current or accumulated E&P. As a result, the quarterly distributions were treated as taxable dividends to our shareholders for U.S. federal income tax reporting purposes.

The difference between the book and tax characterization of the distribution results from timing and permanent differences between financial reporting income and taxable income, primarily related to the impairment of intangible assets and stock-based compensation.

Note 15—Restructuring, Impairments, and Related Charges

In January 2025, the Company initiated a corporate restructuring aimed to reduce headcount and other operating expenses, including the closure of our Norway operations. As a result of the restructuring steps, the Company’s workforce was consolidated in Lithuania and Israel. We expect this to allow for more efficient operations and cost savings beyond the compensation expenses of the terminated employees.

In connection with this initiative, the Company reduced its total global headcount by approximately 22% and recognized a restructuring charge of $0.5 million primarily consisting of employee termination benefit which is recorded in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended January 31, 2025.

The Company capitalizes certain costs related to software to be sold, leased, or marketed in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed related to GuruShots. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The Company’s strategic reassessment of GuruShots’ operations resulted in a $0.8 million impairment of capitalized software and technology development costs which was recorded in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended January 31, 2025.

The following table summarizes total restructuring, impairments, and related charges for the Company’s two reportable segments (in thousands):

Three and six months Ended January 31, 2025
Zedge Marketplace	$425
GuruShots	883
Total restructuring, impairments, and related charges	$1,308

The following table provides information about restructuring, impairments, and related charges for the Company’s two reportable segments (in thousands):

	Restructuring, Impairment, and Related Charges
	Termination Benefits (1)	Impairments and Assets Disposal (2)	Total
Zedge Marketplace	$425	$-	$425
GuruShots	56	827	883
Three and six months Ended January 31, 2025	$481	$827	$1,308

1)	Primarily relates to the global restructuring initiated in January 2025 and consists of termination benefits related to workforce reduction actions across all segments. One-time severance and termination benefits of approximately $0.9 million, impairment of ROU assets, lease termination costs and other charges of approximately $0.2 million, were expected to be incurred but were not recognized as of January 31, 2025.

2)	Primarily represents impairment of capitalized software and technology development costs resulting from the strategic assessment related to the restructuring initiative implemented in GuruShots.

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

Trends and Uncertainties

Current Economic Conditions

The majority of our users and employees are located outside of the United States exposing us to a range of economic factors and regulations including foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally. We believe these macroeconomic conditions coupled with the global political climate and unrest, including the ongoing wars between Ukraine and Russia, the war being waged against Iran by Israel and the United States, and the ongoing conflicts between Israel and the Gaza Strip, Lebanon, and Syria, may negatively impact our performance.

The Israel-Hamas and Israel-Hezbollah Conflicts

Given our operations in Israel, the impact of economic, political, geopolitical, and military conditions in the region directly affects us, including conflicts involving missile strikes, infiltrations, and terrorism. Notably, on October 7, 2023, Hamas, a designated terrorist organization, launched a savage terror attack in Israel, along with launching thousands of rockets into Israeli sovereign territory. The State of Israel responded by attacking Hamas in Gaza resulting in the mobilization of more than 450,000 army reservists. In addition, Hezbollah, another designated terrorist organization, based in Lebanon, was indiscriminately shelling Israeli territory, and the Houthi rebels based in Yemen also launched ballistic missiles and kamikaze drones at Israel.

In June of 2025, Israel and Iran engaged in the ‘12-Day War’ during which Israel and the Unites States launched strikes on Iranian nuclear and military facilities, assassinating key leaders and scientists, prompting Iranian retaliation with hundreds of missiles on Israeli cities; offices and schools were closed amid shelter-in-place orders, and the constant barrage of ballistic missiles launched from Iran and Yemen severely interrupted our operations. A U.S.-brokered ceasefire ended that direct clash on June 24, 2025, but tensions persisted as Iran rebuilt its missile stocks and nuclear capabilities, raising fears of renewed confrontation. Compounding these threats, since the fall of the Assad regime in December 2024, Israel has conducted airstrikes and ground incursions in Syria to neutralize remaining Iranian-linked militias, secure the border, and protect the Druze minority amid sectarian clashes. The Gaza ceasefire under the U.S.-backed framework, reached following the release of all remaining living Israeli hostages, has held broadly, though it remains fragile.

On February 28, 2026, the United States and Israel launched a joint military campaign against Iran, with the stated objectives of eliminating Iran’s nuclear and ballistic missile programs. The strikes killed Supreme Leader Ali Khamenei and numerous senior IRGC and government officials. Iran has responded with sustained waves of ballistic missiles and drone attacks against Israel, U.S. military installations across the region, and Gulf states.

The November 2024 Israel-Lebanon ceasefire collapsed when Hezbollah launched a fresh barrage of rockets and missiles into Israel following the killing of Iranian Supreme Leader Ali Khamenei. Israel responded with intensive strikes on Beirut and southern Lebanon and has authorized a ground incursion in southern Lebanon; the Lebanese government has proscribed Hezbollah’s military activities and ordered the expulsion of Iranian IRGC personnel from Lebanese territory, though implementation remains uncertain.

Our Israel office and schools have been closed under shelter-in-place orders, and the ongoing bombardment has materially interrupted our operations. As of the date of this filing, active combat operations continue and no ceasefire is in place. The duration, scale, and outcome of this conflict remain highly uncertain, and the risk of further escalation across the region is significant.

The foregoing conflicts have led to repeated IDF reservist mobilizations, affecting our workforce. The cumulative effect of these conflicts, combined with broader regional instability, risks impacting foreign investment, currency fluctuations, credit ratings, interest rates, oil prices, and security markets. Furthermore, regional political unrest and threats from extremist groups, notably Iran and its proxies, pose additional risks. The Houthis, while having reduced commercial shipping attacks since a May 2025 ceasefire with the U.S., continue to threaten Israeli and U.S. targets and may escalate in conjunction with Iran’s ongoing retaliation campaign. Management and our Board of Directors are closely monitoring the situation in Israel to address potential business disruptions and implications.

AI Technology Trends

A key component of our growth strategy involves the adoption and utilization of AI, which introduces certain risks that may materially and adversely affect our business, financial condition, results of operations, and reputation. We incorporate AI into products such as pAInt and rely on AI for development, content moderation, personalization, marketing assets, finance, legal, user engagement, and other functions across our business, but our ability to compete effectively in AI-driven markets and keep pace with better-resourced competitors remains uncertain. Compliance with evolving AI laws, such as the EU AI Act, may impose significant operational costs. Additionally, in late September 2025, Google released an update to its Search Engine Results Page (SERP) enabling users to copy emojis directly from search results rather than being directed to third-party sites such as Emojipedia, and AI platforms, including ChatGPT and Claude, now return emoji results in response to user queries. These developments could significantly diminish the value of our services and materially and adversely affect our revenue, profitability, and prospects. As a result, we recorded a non-cash impairment charge of approximately $3.7 million to reduce the carrying amount of the Emojipedia assets group to its estimated fair value, please refer to Note 5 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Overview

Zedge builds digital marketplaces and friendly competitive games around content that people use to express themselves. Our leading products include Zedge Ringtones and Wallpapers, which we refer to as our “Zedge App,” a freemium digital content marketplace offering mobile phone wallpapers, video wallpapers, ringtones, and notification sounds as well as pAInt, a generative AI wallpaper and ringtone maker, GuruShots, a skill-based photo challenge game, DataSeeds.AI, a B2B offering which offers ethically sourced and fully rights-cleared multimodal - image, video, and audio - datasets that companies use to train AI models, and Emojipedia, the #1 trusted source for ‘all things emoji’. Our vision is to enable and connect creators who enjoy friendly competitions with a community of prospective consumers in order to drive commerce.

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

Our Zedge App (which is named “Zedge Wallpapers” in the App Store) offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. Over the past two years, our Zedge App has had between 20.4 million and 27.7 million monthly active users (“MAU”), ending with 20.4 million MAU as of January 31, 2026. MAU is a key performance indicator (“KPI”) for our Zedge App that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content for purchase. In turn, our users utilize the content to personalize their phones and express their individuality.

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

The Zedge Marketplace’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly, annual or lifetime subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of January 31, 2026, we had approximately 1.2 million active subscribers.

In fiscal 2025, we introduced DataSeeds.AI (“DataSeeds”). DataSeeds offers ethically sourced and fully rights-cleared multimodal - image, video, and audio - datasets that companies use to build and train their AI models. We draw on a large and long-standing creator ecosystem built through GuruShots and the Zedge Marketplace, complemented by an extensive global network of vetted professional photographers, videographers, and domain specialists to create “Made-to-Order” bespoke datasets. This unified sourcing model gives predictable, spec-driven control over subject matter, diversity parameters, environments, and capture conditions. It enables fast, high-volume delivery of custom datasets used to support frontier model training, robust computer vision performance, and grounded generative AI. We also have started assembling a diverse catalog of “Off-the-Shelf” dataset spanning different content types and verticals.

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

GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 463,000 photographs and casting close to 2.7 billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

GuruShots utilizes a ‘Free-to-Play’ business model and generates revenue through in-app purchases of virtual currency. Players can use this currency to unlock competitions or gain an edge by purchasing resources and participating in additional gameplay. Over the past nine years, the monthly average paying player spend has increased in excess of 6.4% annually to more than $44.4 per player.

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

Emojipedia Pty Ltd (“Emojipedia”) is the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news, as well as World Emoji Day and the annual World Emoji Awards. In January 2026, Emojipedia received approximately 40.7 million monthly page views and has approximately 6.7 million monthly active users as of January 31, 2026 of which approximately 40.9% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. In the past year, we have implemented multiple changes to Emojipedia including an AI-powered emoji sticker generator tool as well as an extensive emoji sticker library.

In late September 2025, Google released an update to its Search Engine Results Page (SERP) enabling users to copy emojis directly from search results rather than being directed to third-party sites such as Emojipedia. In addition, AI platforms, including ChatGPT and Claude, now return emoji results in response to user queries. While it is too early to accurately quantify the impact of these changes on Emojipedia’ s monthly active users (MAU), we believe they are likely to result in reduced traffic and adversely affect revenue. As a result, we recorded an impairment charge of $3.7 million for the quarterly results ended January 31, 2026.

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

MAU decreased 17.4% in the three months ended January 31, 2026 when compared to the same period a year ago. As of January 31, 2026, users in emerging markets represented about 76.5% of our MAU, as compared to 77.3% from the same period a year ago.

ARPMAU for the three months ended January 31, 2026 increased 47.5% when compared to the same period a year ago, primarily due to the increase in price per advertising impression from the same period a year ago, which was driven by increased competition for our ad inventory as well as strong year-over-year subscription revenue growth. Subscription revenue and subscription billings for the three months ended January 31, 2026 increased 32.5% and 2.0%, respectively, when compared to the same period a year ago, as discussed below.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended January 31, 2026 as compared to the same period in the prior year:

	Three Months Ended January 31,
(in millions, except ARPMAU - Zedge App)	2026	2025	% Change
MAU- Zedge App	20.4	24.7	-17.4%
Developed Markets MAU - Zedge App	4.8	5.6	-14.3%
Emerging Markets MAU - Zedge App	15.6	19.1	-18.3%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	76.5%	77.3%	-1.1%

ARPMAU - Zedge App	$0.1146	$0.0777	47.5%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended January 31, 2026:

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

MAP decreased 43.1% in the three months ended January 31, 2026 when compared to the same period a year ago, primarily attributable to Apple’s App Tracking Transparence (“ATT”) framework which impedes our ability to invest in paid user acquisition (“PUA”) campaigns profitably in terms of return on ad spend or (“ROAS”). As such, we continued to scale back our PUA spend for GuruShots while testing new campaigns and creatives in order to unearth attractive ROAS scaling opportunities. ARPMAP increased 25.6% to $50.0 in the three months ended January 31, 2026 from $39.8 in the three months ended January 31, 2025.

The following table shows our MAP and ARPMAP for the three months ended January 31, 2026 and 2025.

	Three Months Ended January 31,
	2026	2025	% Change
Monthly Active Payers	2,659	4,672	-43.1%
Average Revenue per Monthly Active Payer	$50.0	$39.8	25.6%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended January 31, 2026:

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

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended January 31,		Changes	Six Months Ended January 31,		Changes
	2026	2025	%	2026	2025	%
	(in thousands, except percentages)
Revenues	$8,254	$6,979	18.3%	$15,864	$14,173	11.9%
Direct cost of revenues	561	447	25.5%	1,116	908	22.9%
Selling, general and administrative	6,683	7,126	-6.2%	12,599	13,935	-9.6%
Depreciation and amortization	187	317	-41.0%	403	698	-42.3%
Restructuring charges	-	481	-100.0%	-	481	-100.0%
Impairment of intangible assets	3,570	-	nm	3,570	-	nm
Impairment of capitalized software and technology development costs	145	827	-82.5%	145	827	-82.5%
Loss from operations	(2,892)	(2,219)	-30.3%	(1,969)	(2,676)	26.4%
Interest and other income, net	124	171	-27.5%	268	352	-23.9%
Net loss resulting from foreign exchange transactions	(138)	(86)	-60.5%	(184)	(100)	-84.0%
Income taxes benefit	(617)	(455)	-35.6%	(384)	(406)	5.4%
Net loss	$(2,289)	$(1,679)	-36.3%	$(1,501)	$(2,018)	25.6%

Comparison of Our Results of Operations for the Three and Six Months ended January 31, 2026 and 2025

Revenues

The following table sets forth the composition of our revenues for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,			Six Months Ended January 31,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentage)
Zedge Marketplace
Advertising revenue	$5,558	$4,698	18.3%	$10,724	$9,572	12.0%
Paid subscription revenue	1,634	1,233	32.5%	3,154	2,415	30.6%
Other revenues	517	432	19.7%	973	926	5.1%
Total Zedge Marketplace revenue	7,709	6,363	21.2%	14,851	12,913	15.0%
GuruShots
Digital goods and services	545	616	-11.5%	1,013	1,260	-19.6%
Total revenue	$8,254	$6,979	18.3%	$15,864	$14,173	11.9%

The following table summarizes our subscription revenue for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,			Six Months Ended January 31,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except revenue per subscriber and percentages)
Subscription Revenue	$1,634	$1,233	32.5%	$3,154	$2,415	30.6%
Active subscriptions net increase	100	93	7.5%	191	122	56.6%
Active subscriptions at end of period	1,175	791	48.5%	1,175	791	48.5%
Average active subscriptions during the period	1,125	693	62.3%	1,077	686	57.0%
Average monthly revenue per active subscription	$0.48	$0.59	-18.4%	$0.49	$0.59	-16.9%

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

	Three Months Ended January 31,			Six Months Ended January 31,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Subscription Revenue	$1,634	$1,233		$3,154	$2,415
Changes in subscription deferred revenue	274	638		640	1,232
Subscription Billings (Non-GAAP)	$1,908	$1,871	2.0%	$3,794	$3,647	4.0%

The following table summarizes Zedge Premium gross and net revenue for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,			Six Months Ended July 31,
	2026	2025	% Changes	2026	2025	% Changes
	(in thousands, except percentages)
Zedge Premium – gross revenue (GTV)	$786	$679	15.8%	$1,441	$1,360	6.0%
Zedge Premium – net revenue	$511	$431	18.6%	$965	$924	4.4%
Gross margin	65%	63%		67%	68%

Three Months Ended January 31, 2026 Compared to Three Months Ended January 31, 2025

For the three months ended January 31, 2026, our total revenue increased 18.3% compared to the same period in the prior year, primarily attributable to an increase in advertising and subscription revenue, partially offset by an 11.5% decline in GuruShots’ revenue during the corresponding periods.

For the three months ended January 31, 2026, our advertising revenue increased 18.3% compared to the same period in the prior year, primarily due to higher average prices per advertising impression paid by advertisers on our Zedge App platform, reflecting increased competition for our ad inventory. The strong growth in the advertising revenue from our Zedge App was partially offset by a 51.9% decline in Emojipedia’s revenue during the corresponding periods.

For the three months ended January 31, 2026, our subscription revenue increased 32.5%, and our subscription billings increased 2.0%, compared to the same period in the prior year, primarily due to the lifetime subscription offering for Android and iOS users we rolled out in August 2023 and August 2024, respectively.

For the three months ended January 31, 2026, our other revenue increased 19.7% compared to the same period in the prior year, primarily attributable to an increase in Zedge Premium net revenue which increased 18.6% during the corresponding period.

For the three months ended January 31, 2026, digital goods and services revenue declined 11.5% compared to the same period in the prior year primarily due to a 43.1% decline in GuruShots’ MAP partially offset by revenue contribution from DataSeeds.

Six Months Ended January 31, 2026 Compared to Six Months Ended January 31, 2025

For the six months ended January 31, 2026, our total revenue increased 11.9% compared to the same period in the prior year, primarily attributable to an increase in advertising and subscription revenue, partially offset by a 19.6% decline in GuruShots’ revenue during the corresponding periods.

For the six months ended January 31, 2026, our advertising revenue increased 12.0% compared to the same period in the prior year, primarily due to higher average prices per advertising impression paid by advertisers on our Zedge App platform, reflecting increased competition for our ad inventory. The strong growth in the advertising revenue from our Zedge App was partially offset by a 46.9% decline in Emojipedia’s revenue during the corresponding periods.

For the six months ended January 31, 2026, our subscription revenue increased 30.6%, and our subscription billings increased 4.0%, compared to the same period in the prior year, primarily due to the lifetime subscription offering for Android and iOS users we rolled out in August 2023 and August 2024, respectively.

For the six months ended January 31, 2026, our other revenue increased 5.1% compared to the same period in the prior year, primarily attributable to a 4.4% increase in Zedge Premium net revenue.

For the three months ended January 31, 2026, digital goods and services revenue declined 19.6% compared to the same period in the prior year primarily due to a 35.8% decline in GuruShots’ MAP partially offset by revenue contribution from DataSeeds.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting and content delivery costs.

	Three Months Ended January 31,			Six Months Ended January 31,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Direct cost of revenues	$561	$447	25.5%	$1,116	$908	22.9%
As a percentage of revenues	6.8%	6.4%		7.0%	6.4%

Direct cost of revenues increased 25.5% in the three months ended January 31, 2026 compared to the same period in the prior year primarily due to higher data center costs and additional costs related to certain new initiatives, including DataSeeds and other products under development. As a percentage of revenue, direct cost of revenues in the three months ended January 31, 2026 increased to 6.8% from 6.4% for the same period in the prior year.

Direct cost of revenues increased 22.9% in the six months ended January 31, 2026 compared to the same period in the prior year primarily due to higher data center costs and additional costs related to certain new initiatives, including DataSeeds and other products under development. As a percentage of revenue, direct cost of revenues in the three months ended January 31, 2026 increased to 7.0% from 6.4% for the same period in the prior year.

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

	Three Months Ended January 31,			Six Months Ended January 31,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Selling, general and administrative	$6,683	$7,126	-6.2%	$12,599	$13,935	-9.6%
As a percentage of revenues	81.0%	102.1%		79.4%	98.3%

Three Months Ended January 31, 2026 Compared to Three Months Ended January 31, 2025

SG&A decreased 6.2% for the three months ended January 31, 2026, compared to the prior-year period. The decrease was primarily attributable to lower PUA and reduced net personnel-related expenses following the global restructuring initiated in January 2025 as well as the expiration of the $8 million retention bonus program related to the GuruShots acquisition. These cost savings were partially offset by the strengthening of the EUR and ILS against the USD, merit-based compensation increases, and certain one-time severance payments.

For the three months ended January 31, 2026, we modestly reduced PUA spending for the Zedge App and significantly reduced PUA spending for GuruShots compared to the prior-year period. Combined PUA spending decreased 17.6% to $1.6 million for the three months ended January 31, 2026, from $2.0 million in the prior-year period. We expect to continue investing in PUA for the Zedge App in the near term, subject to maintaining attractive return on ad spend (“ROAS”).

As a percentage of revenue, SG&A was 81.0% for the three months ended January 31, 2026, compared to 102.1% for the same period in the prior year.

Six Months Ended January 31, 2026 Compared to Six Months Ended January 31, 2025

SG&A decreased 9.6% for the six months ended January 31, 2026, compared to the prior-year period. The decrease was primarily attributable to lower PUA and reduced net personnel-related expenses following the global restructuring initiated in January 2025 as well as the expiration of the $8 million retention bonus program related to the GuruShots acquisition. These cost savings were partially offset by the strengthening of the EUR and ILS against the USD, merit-based compensation increases, and certain one-time severance payments.

For the six months ended January 31, 2026, PUA spending for the Zedge App were relatively flat and we significantly reduced PUA spending for GuruShots, compared to the prior-year period. Combined PUA spending decreased 11.6% to $3.3 million for the six months ended January 31, 2026, from $3.8 million in the prior-year period.

As a percentage of revenue, SG&A was 79.4% for the three months ended January 31, 2026, compared to 98.3% for the same period in the prior year.

Global headcount as of January 31, 2026 totaled 85 (including 18 at GuruShots) compared to 106 (including 29 at GuruShots) as of January 31, 2025 with the majority of our employees currently based in Lithuania and Israel.

The following table summarizes stock-based compensation expense included in the SG&A for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,			Six Months Ended January 31,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Stock-based compensation expense	$275	$603	-54.4%	$379	$982	-61.4%

Stock-based compensation expense decreased 54.4% for the three months ended January 31, 2026, compared to the same period in the prior year. The decrease was primarily driven by the full amortization of $4 million in stock-based compensation associated with the restricted stock issued in connection with the GuruShots acquisition, which was amortized over a three-year period that concluded in March 2025.

Stock-based compensation expense decreased 61.4% for the six months ended January 31, 2026, compared to the same period in the prior year. The decrease was primarily driven by the full amortization of $4 million in stock-based compensation associated with the restricted stock issued in connection with the GuruShots acquisition, which was amortized over a three-year period that concluded in March 2025.

Certain stock options, DSUs and restricted stock grants are more fully described in Note 7 Stock-Based Compensation to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense consists mainly of amortization of intangible assets at GuruShots and Emojipedia and capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

	Three Months Ended January 31,			Six Months Ended January 31,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Depreciation and amortization	$187	$317	-41.0%	$403	$698	-42.3%
As a percentage of revenues	2.3%	4.5%		2.5%	4.9%

Depreciation and amortization expense decreased by 41.0% for the three months ended January 31, 2026, compared to the corresponding period in the prior year. This decline was principally attributable to the $0.8 million impairment charge recognized in the second quarter of fiscal 2025 related to GuruShots’ capitalized software and technology development costs, which was incurred in connection with the global restructuring initiative.

Depreciation and amortization expense decreased by 42.3% for the six months ended January 31, 2026, compared to the corresponding period in the prior year. This decline was principally attributable to the $0.8 million impairment charge recognized in the second quarter of fiscal 2025 related to GuruShots’ capitalized software and technology development costs, which was incurred in connection with the global restructuring initiative.

Impairment of intangible assets. For the three and six months ended January 31, 2026, we recorded an approximately $3.6 million impairment of intangible assets of our Emojipedia assets group, as more fully described in Note 5 Intangible Assets and Goodwill to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Restructuring charges. For the three and six months ended January 31, 2025, we recorded an approximately $0.5 million restructuring charge primarily consisting of severance and employee benefits in connection with the global restructuring initiated in January 2025, as more fully described in Note 15 Restructuring and Other Related Charges to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Impairment of capitalized software and technology development costs.

For the three and six months ended January 31, 2026, we wrote off approximately $145,000 of Emojipedia’s capitalized software and technology development costs in connection with the allocation of impairment loss of the Emojipedia assets group, as more fully described in Note 5 Intangible Assets and Goodwill to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

For the three and six months ended January 31, 2025, we wrote off approximately $0.8 million of GuruShots’ capitalized software and technology development costs in connection with the global restructuring initiated in January 2025, as more fully described in Note 15 Restructuring and Other Related Charges to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Interest and other income, net.

	Three Months Ended January 31,			Six Months Ended January 31,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Interest and other income, net	$124	$171	-27.5%	$268	$352	-23.9%
As a percentage of revenues	1.5%	2.5%		1.7%	2.5%

In the three months ended January 31, 2026, interest and other income, net decreased by 27.5% compared to the corresponding period in the prior year primarily due to lower cash and cash equivalent balance coupled with lower interest yield in the current period.

In the six months ended January 31, 2026, interest and other income, net decreased by 23.9% compared to the corresponding period in the prior year primarily due to lower cash and cash equivalent balance coupled with lower interest yield in the current period.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK, EUR and ILS relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended January 31,			Six Months Ended January 31,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Net loss resulting from foreign exchange transactions	$(138)	$(86)	-60.5%	$(184)	$(100)	-84.0%
As a percentage of revenues	-1.7%	-1.2%		-1.2%	-0.7%

For the three months ended January 31, 2026, net loss from foreign exchange transactions increased 60.5% compared to the same period in the prior year, primarily due to unfavorable foreign exchange rate movements.

For the six months ended January 31, 2026, net loss from foreign exchange transactions increased 84.0% compared to the same period in the prior year, primarily due to unfavorable foreign exchange rate movements.

We recognized mark-to-market (“MTM”) gains of $0 and $18,000 from NOK and EUR hedging activities as of January 31, 2026 and July 31, 2025, respectively, as more fully described in Note 4, Derivative Instruments, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

As a result of the global restructuring initiated in January 2025, which included the closure of the Company’s Norway operations, we no longer have exposure to USD/NOK foreign exchange risk. Accordingly, there were no outstanding NOK forward contracts as of January 31, 2026 and July 31, 2025. We have also concluded that there is no current requirement to enter into USD/EUR forward contracts beyond August 2025. As a result, there were no outstanding EUR forward contracts as of January 31, 2026. Therefore, there was no MTM adjustment as of January 31, 2026.

Provision for Income taxes

	Three Months Ended January 31,			Six Months Ended January 31,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Income taxes benefit	$(617)	$(455)	-35.6%	$(384)	$(406)	5.4%
As a percentage of revenues	-7.5%	-6.5%		-2.4%	-2.9%

In the three months ended January 31, 2026, we generated a pretax loss of $2.9 million and recorded an income tax benefit of $0.6 million, representing an effective tax rate of 21.2%. This rate falls below our estimated effective tax rate for fiscal 2026 of 24.4%, primarily due to a discrete tax item related to the impairment charges of Emojipedia group assets with an estimated tax rate of 22.4%.

In the six months ended January 31, 2026, we incurred a pretax loss of $1.9 million and recorded an income tax benefit of $0.4 million representing an effective tax rate of 20.4%. This rate falls below our estimated effective tax rate for fiscal 2026 of 24.4%, primarily due to a discrete tax item related to the impairment charges of Emojipedia group assets with an estimated tax rate of 22.4% and a discrete tax item of $9,700 associated with the vesting DSUs during the current period.

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge Marketplace and GuruShots segment income (loss) from operations for the three and six months ended January 31, 2026 and 2025:

	Three Months Ended January 31,			Six Months Ended January 31,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Segment income (loss) from operations:
Zedge Marketplace:	$(2,115)	$41	-5258.5%	$(552)	$976	-156.6%
GuruShots:	(777)	(2,260)	65.6%	(1,417)	(3,652)	61.2%
Total	$(2,892)	$(2,219)	-30.3%	$(1,969)	$(2,676)	26.4%

Three Months Ended January 31, 2026 Compared to Three Months Ended January 31, 2025

For the three months ended January 31, 2026, loss from operations related to the Zedge Marketplace increased to $2.1 million, compared to income from operations of $41,000 for the three months ended January 31, 2025, primarily attributable to impairment charges of $3.7 million related to the Emojipedia assets group offset by higher revenue during the current period.

For the three months ended January 31, 2026, loss from operations related to GuruShots decreased 65.6% to $0.8 million, compared to $2.3 million for the three months ended January 31, 2025. The decrease in operating loss was primarily attributable to the restructuring charge of $0.9 million in the prior period coupled with lower SG&A resulting from the global restructuring initiated in January 2025 and lower PUA spend year on year.

Six Months Ended January 31, 2026 Compared to Six Months Ended January 31, 2025

For the six months ended January 31, 2026, loss from operations related to the Zedge Marketplace was $.6 million, compared to income from operations of $1.0 million for the six months ended January 31, 2025, primarily attributable to impairment charges of $3.7 million related to the Emojipedia assets group offset by higher revenue during the current period.

For the six months ended January 31, 2026, loss from operations related to GuruShots decreased 61.2% to $1.4 million, compared to $3.7 million for the six months ended January 31, 2025. The decrease in operating loss was primarily attributable to the restructuring charge of $0.9 million in the prior period coupled with lower SG&A resulting from the global restructuring initiated in January 2025 and lower PUA spend year on year.

Liquidity and Capital Resources

General

At January 31, 2026, we had cash and cash equivalents of $19.1 million and working capital (current assets less current liabilities) of $15.3 million, compared to $18.6 million and $14.7 million, respectively, at July 31, 2025. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending March 16, 2027. We maintain a revolving credit facility of $4 million, including a foreign exchange contract facility of up to $7.5 million with WAB, as discussed below under Financing Activities and in Note 10, Revolving Credit Facility, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following tables present selected financial information for the six months ended January 31, 2026 and 2025:

	Six Months Ended January 31,
(in thousands)	2026	2025	$ Changes
Cash flows provided by (used in):
Operating activities	$1,683	$1,878	$(195)
Investing activities	(257)	(266)	9
Financing activities	(1,039)	(1,494)	455
Effect of exchange rate changes on cash and cash equivalents	110	(62)	172
Increase in cash and cash equivalents	$497	$56	$441

Operating Activities

Our cash flow from operations can vary significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, particularly those related to trade accounts receivable and trade accounts payable.

Net cash provided by operating activities was $1.7 million for the six months ended January 31, 2026. This amount primarily reflects a net loss of $1.5 million, adjusted for non-cash items of $4.4 million, including $0.4 million of amortization and depreciation, $0.3 million of stock-based compensation expense, and $3.7 million of impairment charges. These adjustments were partially offset by a $1.2 million net decrease resulting from changes in operating assets and liabilities, driven primarily by a $0.6 million increase in accounts receivable from a large customer, $0.4 million increase in prepaid expenses and other current assets primarily attributable to the current tax provision related to the impairment charges and a $0.8 million decrease in accrued expenses related to payroll and board compensation, partially offset by a $0.6 million increase in deferred revenue associated with lifetime subscriptions sold during the period.

Net cash provided by operating activities was $1.9 million for the six months ended January 31, 2025. This amount primarily reflects a net loss of $2.0 million, adjusted for $2.3 million of non-cash items, including $0.7 million of amortization and depreciation, $1.0 million of stock-based compensation expense, and $0.6 million of net-of-tax impairment charges related to capitalized software and technology development costs. These adjustments were further augmented by a $1.6 million net decrease resulting from changes in operating assets and liabilities, driven primarily by a $0.5 million increase in accrued expenses related to restructuring charges and a $1.2 million increase in deferred revenue associated with lifetime subscriptions sold during the period.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $0.6 million to $3.8 million at January 31, 2026 from $3.2 million at July 31, 2025, primarily due to higher revenue generated from one large customer plus initial revenue contribution from DataSeeds in the three months period ended January 31, 2026 when compared to the three months period ended July 31, 2025.

Investing Activities

Cash used in investing activities in the three and six months ended January 31, 2026 and 2025 consisted primarily of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

In the six months ended January 31, 2026 and 2025, we repurchased – under our Board-approved share repurchase program – 248,948 shares and 464,419 shares, respectively, of our Class B common stock for approximately $811,000 and $1,472,000 respectively.

In the six months ended January 31, 2026 and 2025, we repurchased 4,312 shares and 6,903 shares from certain employees respectively, of our Class B common stock for $13,000 and $22,000, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes in connection with the vesting of DSUs.

Under the Inflation Reduction Act signed into law in 2022, the excise tax on stock repurchases was approximately $44,000 and $8,000 for the fiscal years ended July 31, 2025 and 2023. There was no excise tax due for the fiscal year ended July 31, 2024 due to the de minimis exception threshold.

On October 14, 2025, we declared a quarterly cash dividend of $0.016 per share, aggregating approximately $208,000 which was paid on November 7, 2025, to stockholders of record as of October 24, 2025.

On January 14, 2026, we declared a quarterly cash dividend of $0.016 per share, aggregating approximately $209,000. The dividend was included in Accrued expenses and other current liabilities (see Note 6) as of January 31, 2026, and was paid on February 10, 2026, to stockholders of record as of January 30, 2026. as more fully described in Note 14, Shareholder Distributions and Earnings and Profits (E&P), to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

In the six months ended January 31, 2026 and 2025, we had only one large customer who represented 34% and 31% of our revenue respectively. At January 31, 2026, two customers represented 33% and 19% of our accounts receivable balance, respectively. At July 31, 2025, two customers represented 48% and 13% of our accounts receivable balance, respectively. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At January 31, 2026, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2026.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9, Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2021, our Board of Directors authorized a repurchase program of up to 1.5 million shares of our Class B common stock at a maximum aggregate purchase price of $3 million. In September 2024, upon the completion of the initial $3.0 million repurchase program, our Board of Directors authorized additional $5 million for the repurchase program with no limitation on the number of shares that may be repurchased. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into “Rule 10b5-1” trading plans to facilitate repurchases of our shares. The repurchase program does not obligate us to acquire any particular amount of our Class B common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion.

The following table summarizes the share repurchase activity for the second quarter of fiscal 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in thousands)		(in thousands)	(in thousands)
November 1, 2025 to November 30, 2025	-	$-	-	$602
December 1, 2025 to December 31, 2025	3	$3.29	3	$592
January 1, 2025 - January 31, 2026	7	$3.34	7	$567
Total	10		10

(1)	The total number of shares purchased includes shares repurchased as part of publicly announced programs and shares repurchased in connection with tax payments due upon vesting of DSUs.

(2)	The average price paid per share includes any broker commissions.

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

ZEDGE, INC.

March 16, 2026	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

March 16, 2026	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer