Form 10-Q
period 2026-04-30
Zedge, Inc.
filed 2026-06-12
CIK 1667313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of June 10, 2026, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	524,775 shares
Class B common stock, $.01 par value:	12,543,856 shares (excluding 2,885,871 shares held in treasury)

ZEDGE, INC.

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ZEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value data)

	April 30,	July 31,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,692	$18,609
Trade accounts receivable	3,908	3,164
Prepaid expenses and other current assets	799	671
Total Current assets	24,399	22,444
Property and equipment, net	1,224	1,290
Intangible assets, net	1,065	4,922
Goodwill	2,138	1,931
Deferred tax assets, net	5,041	4,823
Other assets	437	244
Total assets	$34,304	$35,654
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,258	$1,471
Accrued expenses and other current liabilities	2,178	2,867
Deferred revenues	4,159	3,425
Total Current liabilities	7,595	7,763
Deferred revenues--non-current	1,998	1,937
Other liabilities	153	53
Total liabilities	9,746	9,753
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at April 30, 2026 and July 31, 2025	5	5
Class B common stock, $.01 par value; authorized shares—40,000; 15,238 shares issued and 12,523 outstanding at April 30, 2026 and 15,073 shares issued and 12,692 shares outstanding at July 31, 2025	152	151
Additional paid-in capital	49,676	49,768
Accumulated other comprehensive loss	(1,057)	(1,509)
Accumulated deficit	(16,080)	(15,505)
Treasury stock, 2,715 shares at April 30, 2026 and 2,381 shares at July 31, 2025, at cost	(8,138)	(7,009)
Total stockholders’ equity	24,558	25,901
Total liabilities and stockholders’ equity	$34,304	$35,654

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except for per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Revenues	$7,992	$7,757	$23,856	$21,930
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	550	452	1,651	1,360
Selling, general and administrative	6,235	6,343	18,848	20,278
Depreciation and amortization	133	225	536	924
Impairment of intangible assets	-	-	3,570	-
Restructuring charges	-	577	-	1,058
Impairment of capitalized software and technology development costs	-	-	145	827
Income (loss) from operations	1,074	160	(894)	(2,517)
Interest and other income, net	135	154	403	507
Net loss resulting from foreign exchange transactions	(26)	(41)	(211)	(141)
Income (loss) before income taxes	1,183	273	(702)	(2,151)
Income tax expense (benefit)	257	88	(127)	(318)
Net income (loss)	$926	$185	$(575)	$(1,833)
Other comprehensive income:
Changes in foreign currency translation adjustment	117	448	452	287
Total other comprehensive income	117	448	452	287
Total comprehensive income (loss)	$1,043	$633	$(123)	$(1,546)
Income (loss) per share attributable to Zedge, Inc. common stockholders:
Basic	$0.07	$0.01	$(0.04)	$(0.13)
Diluted	$0.07	$0.01	$(0.04)	$(0.13)
Weighted-average number of shares used in calculation of income (loss) per share:
Basic	13,002	13,720	12,992	13,835
Diluted	13,272	13,940	12,992	13,835

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2025	525	$5	15,073	$151	$49,768	$(1,509)	$(15,505)	2,381	$(7,009)	$25,901
Stock-based compensation	-	-	30	-	104	-	-	-	-	104
Purchase of treasury stock	-	-	-	-	-	-	-	243	(789)	(789)
Cash dividends paid	-	-	-	-	(208)	-	-	-	-	(208)
Foreign currency translation adjustment	-	-	-	-	-	99	-	-	-	99
Net income	-	-	-	-	-	-	788	-	-	788
Balance – October 31, 2025	525	$5	15,103	$151	$49,664	$(1,410)	$(14,717)	2,624	$(7,798)	$25,895
Exercise of stock options	-	-	23	-	45	-	-	-	-	45
Stock-based compensation	-	-	63	1	274	-	-	-	-	275
Purchase of treasury stock	-	-	-	-	-	-	-	11	(87)	(87)
Cash dividends paid	-	-	-	-	(209)	-	-	-	-	(209)
Foreign currency translation adjustment	-	-	-	-	-	236	-	-	-	236
Net loss	-	-	-	-	-	-	(2,289)	-	-	(2,289)
Balance – January 31, 2026	525	$5	15,189	$152	$49,774	$(1,174)	$(17,006)	2,635	$(7,885)	$23,866
Exercise of stock options	-	-	49	-	84	-	-	-	-	84
Stock-based compensation	-	-	-	-	78	-	-	-	-	78
Purchase of treasury stock	-	-	-	-	-	-	-	80	(253)	(253)
Cash dividends paid	-	-	-	-	(260)	-	-	-	-	(260)
Foreign currency translation adjustment	-	-	-	-	-	117	-	-	-	117
Net income	-	-	-	-	-	-	926	-	-	926
Balance – April 30, 2026	525	$5	15,238	$152	$49,676	$(1,057)	$(16,080)	2,715	$(8,138)	$24,558

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2024	525	$5	14,866	$149	$48,263	$(1,832)	$(13,113)	1,051	$(2,576)	$30,896
Stock-based compensation	-	-	30	-	379	-	-	-	-	379
Purchase of treasury stock	-	-	-	-	-	-	-	226	(804)	(804)
Foreign currency translation adjustment	-	-	-	-	-	(29)	-	-	-	(29)
Net loss	-	-	-	-	-	-	(339)	-	-	(339)
Balance – October 31, 2024	525	$5	14,896	$149	$48,642	$(1,861)	$(13,452)	1,277	$(3,380)	$30,103
Stock-based compensation	-	-	73	1	602	-	-	-	-	603
Purchase of treasury stock	-	-	-	-	-	-	-	245	(690)	(690)
Foreign currency translation adjustment	-	-	-	-	-	(132)	-	-	-	(132)
Net loss	-	-	-	-	-	-	(1,679)	-	-	(1,679)
Balance – January 31, 2025	525	$5	14,969	$150	$49,244	$(1,993)	$(15,131)	1,522	$(4,070)	$28,205
Stock-based compensation	-	-	-	-	326	-	-	-	-	326
Purchase of treasury stock	-	-	-	-	-	-	-	219	(536)	(536)
Foreign currency translation adjustment	-	-	-	-	-	448	-	-	-	448
Net income	-	-	-	-	-	-	185	-	-	185
Balance – April 30, 2025	525	$5	14,969	$150	$49,570	$(1,545)	$(14,946)	1,741	$(4,606)	$28,628

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	April 30,
	2026	2025

Operating activities
Net loss	$(575)	$(1,833)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	43	48
Amortization of intangible assets	286	335
Amortization of capitalized software and technology development costs	207	541
Stock-based compensation	457	1,308
Impairment charge of capitalized software and technology development costs	145	827
Impairment charge of intangible assets	3,570	-
Deferred income taxes	(218)	(184)
Change in assets and liabilities:
Trade accounts receivable	(744)	87
Prepaid expenses and other current assets	(128)	(353)
Other assets	(42)	(54)
Trade accounts payable and accrued expenses	(892)	229
Deferred revenues	795	1,797
Net cash provided by operating activities	2,904	2,748
Investing activities
Capitalized software and technology development costs	(278)	(329)
Purchase of property and equipment	(26)	(49)
Net cash used in investing activities	(304)	(378)
Financing activities
Purchase of treasury stock in connection with share buyback program and stock awards vesting	(1,129)	(2,030)
Payment of cash dividends	(677)	-
Proceeds from exercise of stock options	129	-
Net cash used in financing activities	(1,677)	(2,030)
Effect of exchange rate changes on cash and cash equivalents	160	95
Net increase in cash and cash equivalents	1,083	435
Cash and cash equivalents at beginning of period	18,609	19,998
Cash and cash equivalents at end of period	$19,692	$20,433

Supplemental cash flow information:
Cash paid for income taxes	$176	$194

Non-cash operating and financing activities:
ROU assets obtained in exchange for lease liabilities	$286	$111

See accompanying notes to unaudited condensed consolidated financial statements.

ZEDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Zedge builds and operates creator communities that collectively serve 20 million monthly active users across its platforms. Zedge Marketplace, our flagship platform, is a leading marketplace for mobile personalization content that powers a vibrant creator ecosystem including a full generative AI creation suite. DataSeeds.AI is our B2B business, delivering managed, multimodal datasets that are ethically sourced, rights-cleared, built to spec and delivered at scale to frontier AI developers. The content foundation for DataSeeds.AI is supplied by Zedge’s proprietary creator communities, including Zedge Marketplace contributors and photo competition community GuruShots, which is supplemented by crowdsourced content. We also offer GuruShots, the world’s most popular photo competition game, where photographers of all skill levels compete, vote, and improve through gamified photo challenges. Our portfolio also includes Emojipedia, the number one trusted reference for emojis. Our vision is to enable creators and foster community while driving commerce across our ecosystem. Except where the context clearly indicates otherwise, the terms “Company,” “Zedge,” “we,” “us,” or “our” refer to Zedge, Inc. and its consolidated subsidiaries.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Zedge, Inc. and its subsidiaries: GuruShots Ltd. (“GuruShots”); Zedge Europe AS; and Zedge Lithuania UAB (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2026 or any other period. The balance sheet at July 31, 2025 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “2025 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Related Party Transactions

The Company was formerly a majority-owned subsidiary of IDT Corporation (“IDT”). On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent publicly held company. IDT charges the Company for services it provides to the Company, and the Company charges IDT for services it provides to IDT, pursuant to Services Agreements between the companies.

The Company is party to a consulting agreement with Activist Artist Management, LLC (“Activist”), which assists the Company in strategic business development. A member of the Company’s Board of Directors owns a significant minority stake in Activist.

The Company is party to a revenue sharing agreement with National Retail Services, Inc. (“NRS”), a subsidiary of IDT, under which Zedge and certain of its subsidiaries provide a selection of their digital content for display on NRS screens and share in the revenue generated from the resulting advertisements.

Transactions with these related parties did not have a material impact on the consolidated balance sheets as of April 30, 2026 or July 31, 2025, or the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended April 30, 2026 or 2025.

Note 2—Revenue

Disaggregation of Revenue

The following table presents revenue disaggregated by segment and type (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Zedge Marketplace
Advertising revenue	$5,355	$5,579	$16,079	$15,151
Paid subscription revenue	1,678	1,272	4,832	3,687
Other revenues	451	431	1,425	1,357
Total Zedge Marketplace revenue	7,484	7,282	22,336	20,195
GuruShots
Digital goods and services	508	475	1,520	1,735
Total revenue	$7,992	$7,757	$23,856	$21,930

Contract Balances

Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. The Company’s deferred revenue balance for paid subscriptions was approximately $5.8 million, related to approximately 1.3 million active subscribers, and approximately $5.1 million, related to approximately 1.0 million active subscribers, as of April 30, 2026 and July 31, 2025, respectively

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users use Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits which occurs following180 days of account inactivity (“Breakage”). As of April 30, 2026, and July 31, 2025, the Company’s deferred revenue balance related to Zedge Premium was approximately $322,000 and $248,000, respectively.

The amount of deferred revenue recognized in the nine months ended April 30, 2026 that was included in the deferred revenue balance at July 31, 2025 was $2.5 million.

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

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	April 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,219	$12,219	$-	$-
Foreign exchange forward contracts	18	-	18	-
Total	$12,237	$12,219	$18	$-

	July 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,907	$13,907	$-	$-
Foreign exchange forward contracts	18	-	18	-
Total	$13,925	$13,907	$18	$-

Fair Value of Other Financial Instruments

The Company’s other financial instruments at April 30, 2026 and July 31, 2025 included trade accounts receivable, prepaid expenses and other current assets, trade accounts payable and accrued expenses and other liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the USD to NOK and USD to EUR exchange rates. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 10 Revolving Credit Facility). The Company does not apply hedge accounting to these contracts because these are not qualified as hedging accounting pursuant to ASC 815; therefore the changes in fair value are recorded in the condensed consolidated statements of operations and comprehensive income (loss). By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

As a result of the global restructuring initiated in January 2025, which included the closure of the Company’s Norway operations, the Company no longer has exposure to USD/NOK foreign exchange risk. Accordingly, there were no outstanding NOK forward contracts as of July 31, 2025 or April 30, 2026.

The outstanding EUR forward contracts at April 30, 2026 were as follows:

Settlement Date	U.S. Dollar Amount	EUR Amount
May-26	523,868	450,000
Jun-26	524,543	450,000
Jul-26	525,195	450,000
Aug-26	525,848	450,000
Total	2,099,453	1,800,000

The fair value of outstanding derivative instruments recorded in the accompanying unaudited condensed consolidated balance sheets were as follows (in thousands):

Assets and Liabilities Derivatives:		April 30, 2026	July 31, 2025
Derivatives not designated or not qualifying as hedging instruments	Balance Sheet Location
Foreign exchange forward contracts	Prepaid expenses and other current assets	$18	$18

The effects of derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) were as follows (in thousands):

Amount of Income Recognized		Three Months Ended April 30,		Nine Months Ended April 30,
on Derivatives		2026	2025	2026	2025
Derivatives not designated or not qualifying as hedging instruments	Location of income recognized on derivatives
Foreign exchange forward contracts	Net income resulting from foreign exchange transactions	$23	$164	30	$15

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

The following table presents the detail of intangible assets, net as of April 30, 2026 and July 31, 2025 (in thousands):

	April 30, 2026				July 31, 2025
	Gross Carrying Value	Accumulated Amortization	Allocation of Impairment Loss	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Emojipedia.org and other internet domains acquired	$6,711	$2,076	$3,570	$1,065	$6,711	$1,789	$4,922
Total intangible assets	$6,711	$2,076	$3,570	$1,065	$6,711	$1,789	$4,922

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

As a result, the Company recorded a non-cash impairment charge of approximately $3.7 million to reduce the carrying amount of the Emojipedia asset group to its estimated fair value. In accordance with ASC 360-10-35-28, the impairment charge was allocated to the long-lived assets within the asset group on a pro rata basis based on their relative carrying amounts. The impairment charge recorded in the second quarter of fiscal 2026 was allocated as follows:

	1/31/26
	Net Carrying Amount	Pro rata allocation factor	Impairment loss	Adjusted Net Carrying Amount
Long-lived assets
Capitalized software and technology development costs	$191	4%	145	46
Emojipedia.org and other internet domains acquired	4,698	96%	3,570	1,128
Total net carrying value	$4,889	100%	$3,715	$1,174

Estimated future amortization expense for intangible assets as of April 30, 2026 is as follows (in thousands):

Fiscal 2026	63
Fiscal 2027	251
Fiscal 2028	251
Fiscal 2029	250
Fiscal 2030	250
Total	$1,065

The Company’s amortization expense for intangible assets were $286,000 and $335,000 for the nine months ended April 30, 2026 and 2025, respectively.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the nine months ended April 30, 2026 (in thousands).

Carrying Amounts

Balance as of July 31, 2025	1,931
Impact of currency translation	207
Balance as of April 30, 2026	$2,138

The total accumulated impairment loss of the Company’s goodwill as of April 30, 2026 was $8.7 million.

Note 6—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 30,	July 31,
	2026	2025

Accrued payroll and bonuses	$1,016	$1,252
Accrued vacation	587	503
Accrued expenses	183	323
Due to artists	190	172
Operating lease liability-current portion	194	144
Accrued payroll taxes	-	332
Accrued income taxes payable	7	133
Due to related party - IDT	1	1
Others	-	7
Total accrued expenses and other current liabilities	$2,178	$2,867

Note 7—Stock-Based Compensation

In November 2025, the Company’s Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 150,000 shares to an aggregate of 2,781,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 14, 2026. At April 30, 2026, there were approximately 283,000 shares of Class B common stock available for awards under the 2016 Incentive Plan.

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

In the accompanying condensed consolidated statements of operations and comprehensive loss, the Company recognized stock-based compensation expense for our employees and non-employees as follows (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Stock-based compensation expense	$78	$326	$457	$1,308

As of April 30, 2026, the Company’s unrecognized stock-based compensation expense was $179,000 for unvested stock options, $76,000 for unvested DSUs and $95,000 for unvested restricted stock.

In the nine months ended April 30, 2026 and 2025, awards of restricted stock and DSUs with respect to 69,000 shares and 250,000 shares, respectively, vested, and in connection with these vesting events, the Company purchased 4,312 shares and 6,903 shares respectively, of our Class B common stock from certain employees for $13,000 and $22,000, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes.

In the nine months ended April 30, 2026 and 2025, the Compensation Committee approved grants of options to purchase 21,750 and 60,100 shares, respectively, of the Company’s Class B common stock to certain employees, with most options vesting over a three-year or four-year period. Unrecognized compensation expense related to these awards granted were $51,000 and $118,000 based on the estimated fair value of the options on the respective grant dates.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Basic weighted-average number of shares	13,002	13,720	12,992	13,835
Effect of dilutive securities:
Stock options	240	220	-	-
Non-vested restricted Class B common stock	3	-	-	-
Deferred stock units	27	-	-	-
Diluted weighted-average number of shares	13,272	13,940	12,992	13,835

The following shares were excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2026	2025	2026	2025
Stock options	118	170	766	892
Non-vested restricted Class B common stock	-	77	39	78
Deferred stock units	-	90	55	54
Shares excluded from the calculation of diluted earnings per share	118	337	860	1,024

For the nine months ended April 30, 2026 and 2025, diluted earnings per share equals basic earnings per share because the Company incurred a net loss during those periods and the impact of the assumed exercise of stock options and vesting of restricted stock and DSUs would have been anti-dilutive.

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At April 30, 2026, and July 31, 2025, there were $2.1 million and $425,000 of outstanding foreign exchange contracts, respectively, which reduced the available borrowing under the revolving credit facility by $210,000 and $42,500, respectively.

Note 11—Segment and Geographic Information

Segment Information

The Company determines its operating segments based on how its chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM was its Chief Executive Officer as of April 30, 2026.

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

The Company has two reportable segments - Zedge Marketplace and GuruShots. The following table provides information about these two reportable segments (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025

Zedge Marketplace:
Revenues	$7,484	$7,282	$22,336	$20,195
Less:
Personnel related expenses	2,243	1,907	6,455	6,357
Users acquisition costs	1,689	1,927	4,817	5,010
Data center and SaaS costs	550	488	1,715	1,428
Acquisition and restructuring related charges	-	270	3,715	695
Other expenses [1]	1,256	1,426	4,438	4,465
Zedge Marketplace segment income from operations	1,746	1,264	1,196	2,240
GuruShots:
Revenues	$508	$475	$1,520	$1,735
Less:
Personnel related expenses	620	592	1,785	2,665
Users acquisition costs	73	115	281	807
Platform fees	62	85	216	293
Data center and SaaS costs (including data production costs)	256	223	770	707
Acquisition and restructuring related charges	-	307	-	1,190
Other expenses [2]	169	257	558	830
GuruShots segment loss from operations	(672)	(1,104)	(2,090)	(4,757)
Total segment income (loss) from operations	$1,074	$160	$(894)	$(2,517)

1.	Other expenses for the Zedge Marketplace reportable segment include professional services costs, platform fee, depreciation and amortization, facilities costs, public company related expenses and other individually insignificant costs.

2.	Other expenses for the GuruShots reportable segment include professional services costs, depreciation and amortization, facilities costs, and other individually insignificant costs.

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Lithuania, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
April 30, 2026	$2,190	$536	$2,726
July 31, 2025	$6,120	$335	$6,455

Total assets:
April 30, 2026	$29,238	$5,066	$34,304
July 31, 2025	$30,504	$5,150	$35,654

Note 12— Operating Leases

The Company has operating leases primarily for office space. Operating lease right-of-use assets recorded and included in other assets were $267,000 and $64,000 at April 30, 2026 and July 31, 2025, respectively.

Effective October 1, 2025, the Company commenced a new lease and relocated to a new office in Vilnius, Lithuania.

Future minimum lease payments related to this new lease are as follows (in thousands):

Years ending July 31,	Operating Leases
2026	$87
2027	109
2028	114
2029	19
Total future minimum lease payments	$330
Less imputed interest	32
Total	$298

There were no other material changes in the Company’s operating or finance leases in the nine months ended April 30, 2026, as compared to the disclosure regarding such leases in the 2025 Form 10-K.

Note 13—Income Taxes

The Company’s income tax expense (or benefit) has generally been determined using an estimate of its annual effective tax rate (“ETR”) applied to year-to-date income and records the discrete tax items in the period to which they relate. In each quarter, the Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the tax provision as necessary. During the second quarter of fiscal 2026, we recorded an unusual and infrequent item related to the Emojipedia asset group impairment, which was treated as a discrete item and reduced our ETR from 24.1% to 18.1% for the nine months ended April 30, 2026.

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

As of April 30, 2026, the Company had $6.8 million of deferred tax assets which relate to temporary differences between financial and tax reporting and net operating loss carryforwards. The Company has established a valuation allowance of $1.8 million against its foreign net operating loss carryforwards.

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

On January 14, 2026, the Company issued a press release announcing that its Board of Directors had declared a quarterly cash dividend of $0.016 per share of its Class A common stock and Class B common stock, aggregating approximately $209,000. The dividend was paid on February 10, 2026, to stockholders of record as of January 30, 2026.

On March 25, 2026, the Company issued a press release announcing that its Board of Directors had declared a quarterly cash dividend of $0.02 per share of its Class A common stock and Class B common stock, aggregating approximately $260,000. The dividend was paid on April 15, 2026, to stockholders of record as of April 6, 2026.

As of each dividend declaration date (in October 2025, January 2026 and March 2026), the Company had accumulated deficits. As a result, in accordance with U.S. GAAP, the distributions were accounted for as returns of capital and recorded as reductions of additional paid-in capital in the accompanying financial statements. The distributions had no impact on the Company’s results of operations for the three or nine months ended April 30, 2026.

For U.S. federal income tax purposes, the Company had accumulated earnings and profits (“E&P”) of approximately $11.4 million, $11.0 million and $10.9 million as of the dividend declaration dates in October 2025, January 2026 and March 2026, respectively. Pursuant to Internal Revenue Code Section 316(a), distributions to shareholders are characterized as dividends to the extent of current or accumulated E&P. As a result, the quarterly distributions were treated as taxable dividends to our shareholders for U.S. federal income tax reporting purposes.

The difference between the book and tax characterization of the distribution results from timing and permanent differences between financial reporting income and taxable income, primarily related to the impairment of intangible assets and stock-based compensation.

Note 15—Restructuring, Impairments, and Related Charges

In January 2025, we initiated a corporate restructuring aimed to reduce headcount at GuruShots and other operating expenses, and ultimately resulting in the closure of our Norway operations. This restructuring allows us to consolidate our workforce in Lithuania and Israel, streamlining operations, driving efficiency and reducing expenses beyond compensation, and is designed to position us for sustainable growth and support our strategic objectives.

In connection with this initiative, the Company instituted moves expected to result in the reduction of its total global headcount by approximately 22% and recognized restructuring charges of $577,000 and $1.1 million, primarily consisting of employee termination benefit, which were recorded in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended April 30, 2025, respectively.

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

The following table summarizes total restructuring, impairments, and related charges for the Company’s two reportable segments (in thousands):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2026	2025	2026	2025
Zedge Marketplace	$-	$270	$-	$695
GuruShots	-	307	-	1,190
Total restructuring, impairments, and related charges	$-	$577	$-	$1,885

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

Note 16—Subsequent Events

On June 4, 2026, our Board of Directors declared a quarterly cash dividend of $0.02 per share of our Class A common stock and Class B common stock, aggregating approximately $262,000. The dividend will be paid on or about June 30, 2026, to stockholders of record as of June 22, 2026.

On June 4, 2026, due to the near completion of the previously authorized $5.0 million stock repurchase program, our Board of Directors authorized an additional $2.0 million for the repurchase program with no limitation on the number of shares of our Class B common stock that may be repurchased.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from future results. Factors that may cause such differences include, but are not limited to: (1) economic, geopolitical and market conditions can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price; (2) our ability to keep pace with rapid technological changes in the Internet, mobile and AI industries and to adapt our products and services accordingly; (3) risks associated with our reliance on the adoption, integration and effective utilization of AI technologies, which is a key component of our growth strategy; (4) our ability to acquire a sufficient number of users that become purchasers, retain existing users, and generate profitable revenue from our apps; (5) our ability to successfully make acquisitions and/or successfully integrate acquisitions that we have made into Zedge without incurring unanticipated costs or without being subject to other integration issues that may disrupt our existing operations; and (6) the threat of continued hostilities against Israel from Iran, the Gaza Strip, Lebanon, and Syria. For further information regarding risks and uncertainties associated with our business, please refer to Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “2025 Form 10-K”). The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the 2025 Form 10-K.

Trends and Uncertainties

Current Economic Conditions

The majority of our users and employees are located outside of the United States, exposing us to a range of economic factors and regulations including foreign exchange fluctuations. There is uncertainty surrounding macroeconomic factors in the U.S. and globally. We believe these macroeconomic conditions coupled with the global political climate and unrest, including the ongoing wars between Ukraine and Russia, the war being waged against Iran by the United States and Israel, and the ongoing conflicts between Israel and the Gaza Strip, Lebanon, and Syria, may negatively impact our performance.

Certain Conflicts in the Middle East

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

In June of 2025, Israel and Iran engaged in the ‘12-Day War’ during which Israel and the United States launched strikes on Iranian nuclear and military facilities, assassinating key leaders and scientists. Iranian retaliation included hundreds of missiles fired on Israeli cities; offices and schools were closed amid shelter-in-place orders, and the constant barrage of ballistic missiles launched from Iran and Yemen severely interrupted our operations. A U.S.-brokered ceasefire ended that direct clash on June 24, 2025, but tensions persisted as Iran rebuilt its missile stocks and nuclear capabilities, raising fears of renewed confrontation. Compounding these threats, since the fall of the Assad regime in December 2024, Israel has conducted airstrikes and ground incursions in Syria to neutralize remaining Iranian-linked militias, secure the border, and protect the Druze minority amid sectarian clashes. The Gaza ceasefire under the U.S.-backed framework, reached following the release of all remaining living Israeli hostages, has held broadly, though it remains fragile.

On February 28, 2026, the United States and Israel launched a joint military campaign against Iran, with the stated objectives of eliminating Iran’s nuclear and ballistic missile programs. The strikes killed Supreme Leader Ali Khamenei and numerous senior IRGC and government officials. Iran responded with sustained waves of ballistic missiles and drone attacks against Israel, U.S. military installations across the region, and Gulf states. Following more than five weeks of sustained hostilities, the United States and Iran agreed to a ceasefire on April 8, 2026, mediated by Pakistan. The ceasefire is between the United States and Iran; Israel is not a formal party to the agreement, and Israel’s obligations under it remain a matter of dispute. In the weeks following the ceasefire, tensions have continued over Iran’s closure of the Strait of Hormuz and ongoing U.S.-Iran negotiations. As of the date of this filing, the ceasefire remains in effect despite limited level of active measures, though its durability is uncertain and the risk of resumed hostilities is significant.

Following the February 28, 2026 joint-U.S. and Israel strikes on Iran, Hezbollah launched a fresh barrage of rockets and missiles into Israel, collapsing the November 2024 ceasefire. Israel responded with intensive strikes on Beirut and southern Lebanon. On April 16, 2026, the United States brokered a ceasefire between Israel and Lebanon. That ceasefire was extended on April 23 for three weeks, and extended again on May 15 for an additional 45 days, with Israel and Lebanon agreeing on a framework for negotiations toward a lasting peace. Notwithstanding the ceasefire between Israel and the Lebanese government, Hezbollah, a designated terrorist organization operating within Lebanon, has continued and escalated its attacks on Israel and Israel has escalated its actions against Hezbollah in Lebanon.

Our Israel office is currently open and operating.

The foregoing conflicts have led to repeated IDF reservist mobilizations, affecting our workforce. The cumulative effect of these conflicts, combined with broader regional instability, risks impacting foreign investment, currency fluctuations, credit ratings, interest rates, oil prices, and security markets. Furthermore, regional political unrest and threats from extremist groups, notably Iran and its proxies, pose additional risks. The Houthis, while having reduced commercial shipping attacks since a May 2025 ceasefire with the U.S., continue to threaten Israeli and U.S. targets and may escalate in conjunction with Iran’s activities and any resumed hostilities. Management and our Board of Directors are closely monitoring the situation in Israel to address potential business disruptions and implications.

AI Technology Trends

A key component of our growth strategy involves the adoption and utilization of AI, which introduces certain risks that may materially and adversely affect our business, financial condition, results of operations, and reputation. We incorporate AI into products such as pAInt and rely on AI for development, content moderation, personalization, marketing assets, finance, legal, user engagement, and other functions across our business, but our ability to compete effectively in AI-driven markets and keep pace with better-resourced competitors remains uncertain. Compliance with evolving AI laws, such as the EU AI Act, may impose significant operational costs. Additionally, in late September 2025, Google released an update to its Search Engine Results Page (SERP) enabling users to copy emojis directly from search results rather than being directed to third-party sites such as Emojipedia, and AI platforms, including ChatGPT and Claude, now return emoji results in response to user queries. These developments could significantly diminish the value of our services and materially and adversely affect our revenue, profitability, and prospects. As a result, we recorded a non-cash impairment charge of approximately $3.7 million in the three months ended January 31, 2026 to reduce the carrying amount of the Emojipedia assets group to its estimated fair value, please refer to Note 5 to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Overview

Zedge builds and operates creator communities that collectively serve 20 million monthly active users across its platforms. Zedge Marketplace, our flagship platform, is a leading marketplace for mobile personalization content that powers a vibrant creator ecosystem including a full generative AI creation suite. DataSeeds.AI is our B2B business, delivering managed, multimodal datasets that are ethically sourced, rights-cleared, built to spec and delivered at scale to frontier AI developers. The content foundation for DataSeeds.AI is supplied by Zedge’s proprietary creator communities, including Zedge Marketplace contributors and photo competition community GuruShots, which is supplemented by crowdsourced content. We also offer GuruShots, the world’s most popular photo competition game, where photographers of all skill levels compete, vote, and improve through gamified photo challenges. Our portfolio also includes Emojipedia, the number one trusted reference for emojis. Our vision is to enable creators and foster community while driving commerce across our ecosystem.

We are part of the ‘Creator Economy,’ which is estimated to be worth between $191 billion and $250 billion globally in 2025, with some forecasts placing the global market size as high as $848 billion by 20321.2.3. According to multiple reports, there are now over 207 million active content creators worldwide.45 Furthermore, between 45% and 47% of creators identify as working full-time in this space6.7.8. Most creators earn modest incomes, and studies suggest that only a small portion, approximately 4%, of creators earn more than $100,000 per year91011. We view the Creator Economy as an opportunity for Zedge to expand our business, especially as we execute by connecting our gamers with our marketplace.

Our Zedge App (which is named “Zedge Wallpapers” in the App Store) offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. Over the past two years, our Zedge App has had between 19.6 million and 26.1 million monthly active users (“MAU”), ending with 19.6 million MAU as of April 30, 2026. MAU is a key performance indicator (“KPI”) for our Zedge App that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or, via ‘Zedge Premium,’ the section of our marketplace where we offer premium content for purchase. In turn, our users utilize the content to personalize their phones and express their individuality.

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

The Zedge Marketplace’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app sale of Zedge Credits, our virtual currency, that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly, annual or lifetime subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of April 30, 2026, we had approximately 1.3 million active subscribers.

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

In April 2022, we acquired GuruShots Ltd (“GuruShots”) a gamified photography platform that engages a global community of photographers through daily challenges, real-time feedback, and a competitive, interactive experience. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40 million people per month and that the market is still in its infancy. Every month, GuruShots stages more than 300 competitions that result in players uploading in excess of 415,000 photographs and casting close to 2.7 billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

GuruShots utilizes a ‘Free-to-Play’ business model and generates revenue through in-app purchases of virtual currency. Players can use this currency to unlock competitions or gain an edge by purchasing resources and participating in additional gameplay. Over the past ten years, the monthly average paying player spend has increased in excess of 6.7% annually to more than $45.5 per player.

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

Since the acquisition, GuruShots has faced challenges in growth and profitability, and its revenue has declined. We have cut costs at GuruShots, including as part of the restructuring initiated in January 2025, and have materially scaled back on paid user acquisition (“PUA”) for the unit. In parallel, we are developing a plan, referred to as GuruShots 2.0, to revamp GuruShots’ offering in order to put it on a growth trajectory and unlock the potential value of this asset. Our strategy focuses on attracting new users and converting them into recurring, paying players. To date, we have introduced a fun and comprehensive onboarding experience to draw new users into the gameplay with ease and migrated to a coin-based in-game economy to enable more opportunities to reward and monetize players.

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

Emojipedia Pty Ltd (“Emojipedia”) is the world’s leading authority dedicated to providing up-to-date and well-researched emoji definitions, information, and news, as well as World Emoji Day and the annual World Emoji Awards. In April 2026, Emojipedia received approximately 37.6 million monthly page views and has approximately 6.8 million monthly active users as of April 30, 2026 of which approximately 42.1% are located in well-developed markets. It is the top resource for all things emoji, offering insights into data and cultural trends. In the past year, we have implemented multiple changes to Emojipedia including an AI-powered emoji sticker generator tool as well as an extensive emoji sticker library.

In late September 2025, Google released an update to its Search Engine Results Page (SERP) enabling users to copy emojis directly from search results rather than being directed to third-party sites such as Emojipedia. In addition, AI platforms, including ChatGPT and Claude, now return emoji results in response to user queries. While it is too early to accurately quantify the impact of these changes on Emojipedia’ s monthly active users (MAU), we believe they are likely to result in reduced traffic and adversely affect revenue. As a result, we recorded an impairment charge of $3.7 million in the three months period ended January 31, 2026.

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

MAU decreased 11.3% in the three months ended April 30, 2026 when compared to the same period a year ago. As of April 30, 2026, users in emerging markets represented about 78.1% of our MAU, as compared to 76.5% from the same period a year ago.

ARPMAU for the three months ended April 30, 2026 increased 21.2% when compared to the same period a year ago, primarily due to the increase in price per advertising impression from the same period a year ago, which was driven by increased competition for our ad inventory as well as strong year-over-year subscription revenue growth. Subscription revenue increased 32.5%, while subscription billings decreased 4.4% for the three months ended April 30, 2026, when compared to the same period a year ago, as discussed below.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended April 30, 2026 as compared to the same period in the prior year:

	Three Months Ended April 30,
(in millions, except ARPMAU - Zedge App)	2026	2025	% Change
MAU- Zedge App	19.6	22.1	-11.3%
Developed Markets MAU - Zedge App	4.3	5.2	-17.3%
Emerging Markets MAU - Zedge App	15.3	16.9	-9.5%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	78.1%	76.5%	2.1%

ARPMAU - Zedge App	$0.1194	$0.0985	21.2%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended April 30, 2026:

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

MAP decreased 37.7% in the three months ended April 30, 2026 when compared to the same period a year ago, primarily attributable to Apple’s App Tracking Transparence (“ATT”) framework which impedes our ability to invest in PUA campaigns profitably in terms of return on ad spend or (“ROAS”). As such, we continued to scale back our PUA spend for GuruShots while testing new campaigns and creatives in order to unearth attractive ROAS scaling opportunities. ARPMAP increased 10.2% to $48.6 in the three months ended April 30, 2026 from $44.1 in the three months ended April 30, 2025.

The following table shows our MAP and ARPMAP for the three months ended April 30, 2026 and 2025.

	Three Months Ended April 30,
	2026	2025	% Change
Monthly Active Payers	2,228	3,578	-37.7%
Average Revenue per Monthly Active Payer	$48.6	$44.1	10.2%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended April 30, 2026:

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

Results of Operations

The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2026	2025	% Changes	2026	2025	% Changes
	(in thousands, except percentages)
Revenues	$7,992	$7,757	3.0%	$23,856	$21,930	8.8%
Direct cost of revenues	550	452	21.7%	1,651	1,360	21.4%
Selling, general and administrative	6,235	6,343	-1.7%	18,848	20,278	-7.1%
Depreciation and amortization	133	225	-40.9%	536	924	-42.0%
Restructuring charges	-	577	-100.0%	-	1,058	-100.0%
Impairment of intangible assets	-	-	nm	3,570	-	nm
Impairment of capitalized software and technology development costs	-	-	nm	145	827	-82.5%
Income (loss) from operations	1,074	160	571.3%	(894)	(2,517)	64.5%
Interest and other income, net	135	154	-12.3%	403	507	-20.5%
Net loss resulting from foreign exchange transactions	(26)	(41)	36.6%	(211)	(141)	-49.6%
Income tax expense (benefit)	257	88	192.0%	(127)	(318)	60.1%
Net income (loss)	$926	$185	400.5%	$(575)	$(1,833)	68.6%

nm-not meaningful

Comparison of Our Results of Operations for the Three and Nine months ended April 30, 2026 and 2025

Revenues

The following table sets forth the composition of our revenues for the three and nine months ended April 30, 2026 and 2025:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentage)
Zedge Marketplace
Advertising revenue	$5,355	$5,579	-4.0%	$16,079	$15,151	6.1%
Paid subscription revenue	1,678	1,272	31.9%	4,832	3,687	31.1%
Other revenues	451	431	4.6%	1,425	1,357	5.0%
Total Zedge Marketplace revenue	7,484	7,282	2.8%	22,336	20,195	10.6%
GuruShots
Digital goods and services	508	475	6.9%	1,520	1,735	-12.4%
Total revenue	$7,992	$7,757	3.0%	$23,856	$21,930	8.8%

The following table summarizes our subscription revenue for the three and nine months ended April 30, 2026 and 2025:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except revenue per subscriber and percentages)
Subscription Revenue	$1,678	$1,272	31.9%	$4,832	$3,687	31.1%
Active subscriptions net increase	85	105	-19.1%	275	227	21.4%
Active subscriptions at end of period	1,260	896	40.6%	1,260	896	40.6%
Average active subscriptions during the period	1,218	842	44.6%	1,124	738	52.2%
Average monthly revenue per active subscription	$0.46	$0.50	-8.8%	$0.48	$0.56	-15.4%

*	Active subscriptions include 13,000 lifetime subscriptions that have been fully amortized.

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

	Three Months Ended April 30,			Nine Months Ended April 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands, except percentages)
Subscription Revenue	$1,678	$1,272		$4,832	$3,687
Changes in subscription deferred revenue	79	566		720	1,798
Subscription Billings (Non-GAAP)	$1,757	$1,838	-4.4%	$5,552	$5,485	1.2%

The following table summarizes Zedge Premium gross and net revenue for the three and nine months ended April 30, 2026 and 2025:

	Three Months January 31,			Nine Months Ended April 30,
	2026	2025	% Changes	2026	2025	% Changes
	(in thousands, except percentages)
Zedge Premium-gross revenue (“GTV”)	$717	$615	16.6%	$2,158	$1,975	9.3%
Zedge Premium-net revenue	$445	$430	3.5%	$1,410	$1,354	4.1%
Gross margin	62%	70%		65%	69%

Three Months Ended April 30, 2026 Compared to Three Months Ended April 30, 2025

For the three months ended April 30, 2026, our total revenue increased 3.0% compared to the same period in the prior year, primarily attributable to an increase in subscription revenue and new DataSeeds revenue which is included in digital goods and services reported under GuruShots’ segment.

For the three months ended April 30, 2026, our advertising revenue decreased $224,000 or 4.0% compared to the same period in the prior year, primarily due to a one-time integration bonus of $450,000 received in April 2025 coupled with the $236,000 or 53.1% decline in Emojipedia’s revenue during the corresponding periods.

For the three months ended April 30, 2026, our subscription revenue increased 31.9%, and our subscription billings decreased 4.4%, compared to the same period in the prior year. The decline in subscription billings can be attributed to the 17.3% decrease in MAU in developed markets, as subscription pricing is higher in well-developed markets.

For the three months ended April 30, 2026, our other revenue increased 4.6% compared to the same period in the prior year, primarily attributable to an increase in Zedge Premium net revenue which increased 3.5% during the corresponding periods. Zedge Premium represents approximately 99% of other revenues.

For the three months ended April 30, 2026, digital goods and services revenue increased 6.9% compared to the same period in the prior year primarily due to revenue contribution from DataSeeds offset by decreased revenue from the GuruShots game driven by a 37.7% decline in GuruShots’ MAP.

Nine months Ended April 30, 2026 Compared to Nine months Ended April 30, 2025

For the nine months ended April 30, 2026, our total revenue increased 8.8% compared to the same period in the prior year, primarily attributable to an increase in advertising and subscription revenue, partially offset by a 12.4% decline in GuruShots’ revenue during the corresponding periods.

For the nine months ended April 30, 2026, our advertising revenue increased 6.1% compared to the same period in the prior year, primarily due to higher average prices per advertising impression paid by advertisers on our Zedge App platform, reflecting increased competition for our ad inventory. The strong growth in the advertising revenue from our Zedge App was partially offset by a 48.8% decline in Emojipedia’s revenue during the corresponding periods.

For the nine months ended April 30, 2026, our subscription revenue increased 31.1%, and our subscription billings increased 1.2%, compared to the same period in the prior year, primarily due to the lifetime subscription offering for Android and iOS users we rolled out in August 2023 and August 2024, respectively.

For the nine months ended April 30, 2026, our other revenue increased 5.0% compared to the same period in the prior year, primarily attributable to a 4.1% increase in Zedge Premium net revenue which represents 99% of other revenues.

For the nine months ended April 30, 2026, digital goods and services revenue declined 12.4% compared to the same period in the prior year primarily due to a 36.4% decline in GuruShots’ MAP partially offset by revenue contribution from DataSeeds.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting, content delivery costs and production costs related to DataSeeds.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Direct cost of revenues	$550	$452	21.7%	$1,651	$1,360	21.4%
As a percentage of revenues	6.9%	5.8%		6.9%	6.2%

Direct cost of revenues increased 21.7% in the three months ended April 30, 2026 compared to the same period in the prior year primarily due to production costs related to DataSeeds. As a percentage of revenue, direct cost of revenues in the three months ended April 30, 2026 increased to 6.9% from 5.8% for the same period in the prior year.

Direct cost of revenues increased 21.4% in the nine months ended April 30, 2026 compared to the same period in the prior year primarily due to production costs related to DataSeeds and higher data center costs and additional costs related to certain new initiatives under development. As a percentage of revenue, direct cost of revenues in the nine months ended April 30, 2026 increased to 6.9% from 6.2% for the same period in the prior year.

Selling, general and administrative expense. Selling, general and administrative expense (“SG&A”) consists mainly of payroll and benefits, stock-based compensation expense (as discussed below), PUA expenses, third-party payment processing fee relates to in-app purchases, marketing, consulting, professional fees, software licensing (“SaaS”), recruiting fees, facilities and public company related expenses.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Selling, general and administrative	$6,235	$6,343	-1.7%	$18,848	$20,278	-7.1%
As a percentage of revenues	78.0%	81.8%		79.0%	92.5%

Three Months Ended April 30, 2026 Compared to Three Months Ended April 30, 2025

SG&A decreased 1.7% for the three months ended April 30, 2026, compared to the prior-year period. The decrease was primarily attributable to lower PUA and lower stock-based compensation resulting from the expiration of the $4 million retention bonus program related to the GuruShots acquisition. These cost savings were partially offset by the increase in compensation expenses due to the strengthening of the EUR and Israeli Shekel (ILS) against the USD and merit-based compensation increases effective from January 2026.

For the three months ended April 30, 2026, we modestly reduced PUA spending for the Zedge App and significantly reduced PUA spending for GuruShots compared to the prior-year period. Combined PUA spending decreased 13.7% to $1.8 million for the three months ended April 30, 2026, from $2.0 million in the prior-year period. We expect to continue investing in PUA for the Zedge App in the near term, subject to maintaining attractive ROAS.

As a percentage of revenue, SG&A was 78.0% for the three months ended April 30, 2026, compared to 81.8% for the same period in the prior year.

Nine months Ended April 30, 2026 Compared to Nine months Ended April 30, 2025

SG&A decreased 7.1% for the nine months ended April 30, 2026, compared to the prior-year period. The decrease was primarily attributable to lower PUA and lower stock-based compensation resulting from the expiration of the $4 million retention bonus program related to the GuruShots acquisition. The personnel-related expenses savings from the global restructuring initiated in January 2025 were mostly offset by the strengthening of the EUR and ILS against the USD, merit-based compensation increases and certain one-time severance payments.

For the nine months ended April 30, 2026, PUA spending for the Zedge App were relatively flat and we significantly reduced PUA spending for GuruShots, compared to the prior-year period. Combined PUA spending decreased 12.4% to $5.1 million for the nine months ended April 30, 2026, from $5.8 million in the prior-year period.

As a percentage of revenue, SG&A was 79.0% for the nine months ended April 30, 2026, compared to 92.5% for the same period in the prior year.

Global headcount as of April 30, 2026 totaled 86 (including 18 at GuruShots (that also support DataSeeds)) compared to 84 (including 16 at GuruShots) as of April 30, 2025 with the majority of our employees currently based in Lithuania and Israel.

The following table summarizes stock-based compensation expense included in the SG&A for the three and nine months ended April 30, 2026 and 2025:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Stock-based compensation expense	$78	$326	-76.1%	$457	$1,308	-65.1%

Stock-based compensation expense decreased 76.1% for the three months ended April 30, 2026, compared to the same period in the prior year. The decrease was primarily driven by the full amortization of $4 million in stock-based compensation associated with the restricted stock issued in connection with the GuruShots acquisition, which was amortized over a three-year period that concluded in March 2025.

Stock-based compensation expense decreased 65.1% for the nine months ended April 30, 2026, compared to the same period in the prior year. The decrease was primarily driven by the full amortization of $4 million in stock-based compensation associated with the restricted stock issued in connection with the GuruShots acquisition, which was amortized over a three-year period that concluded in March 2025.

Certain stock options, DSUs and restricted stock grants are more fully described in Note 7 Stock-Based Compensation to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Depreciation and amortization. Depreciation and amortization expense consists mainly of amortization of intangible assets related to Emojipedia and capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Depreciation and amortization	$133	$225	-40.9%	$536	$924	-42.0%
As a percentage of revenues	1.7%	2.9%		2.2%	4.2%

Depreciation and amortization expense decreased by 40.9% for the three months ended April 30, 2026, compared to the corresponding period in the prior year. This decline was principally attributable to the $3.6 million impairment of intangible assets of our Emojipedia assets group recorded in the second quarter of fiscal 2026 and the $0.8 million impairment charge recognized in the second quarter of fiscal 2025 related to GuruShots’ capitalized software and technology development costs, which was incurred in connection with the global restructuring initiative.

Depreciation and amortization expense decreased by 42.0% for the nine months ended April 30, 2026, compared to the corresponding period in the prior year. This decline was principally attributable to the $3.6 million impairment of intangible assets of our Emojipedia assets group recorded in the second quarter of fiscal 2026 and the $0.8 million impairment charge recognized in the second quarter of fiscal 2025 related to GuruShots’ capitalized software and technology development costs, which was incurred in connection with the global restructuring initiative.

Impairment of intangible assets. For the nine months ended April 30, 2026, we recorded an approximately $3.6 million impairment of intangible assets of our Emojipedia assets group, as more fully described in Note 5 Intangible Assets and Goodwill to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Restructuring charges. For the three and nine months ended April 30, 2025, we recorded an approximately $0.5 million and $1.1 million respectively, in restructuring charge primarily consisting of severance and employee benefits in connection with the global restructuring initiated in January 2025, as more fully described in Note 15 Restructuring and Other Related Charges to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Impairment of capitalized software and technology development costs.

For the nine months ended April 30, 2026, we wrote off approximately $145,000 of Emojipedia’s capitalized software and technology development costs in connection with the allocation of impairment loss of the Emojipedia assets group, as more fully described in Note 5 Intangible Assets and Goodwill to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

Interest and other income, net.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Interest and other income, net	$135	$154	-12.3%	$403	$507	-20.5%
As a percentage of revenues	1.7%	2.0%		1.7%	2.3%

In the three months ended April 30, 2026, interest and other income, net decreased by 12.3% compared to the corresponding period in the prior year primarily due to lower interest yield in the current period.

In the nine months ended April 30, 2026, interest and other income, net decreased by 20.5% compared to the corresponding period in the prior year primarily due to lower cash and cash equivalent balance coupled with lower interest yield in the current period.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in NOK, EUR and ILS relative to the U.S. Dollar, including gains or losses from our hedging activities.

	Three Months Ended April 30,			Nine Months Ended April 30,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Net loss resulting from foreign exchange transactions	$(26)	$(41)	36.6%	$(211)	$(141)	-49.6%
As a percentage of revenues	-0.3%	-0.5%		-0.9%	-0.6%

For the three months ended April 30, 2026, net loss from foreign exchange transactions increased 36.6% compared to the same period in the prior year, primarily due to unfavorable foreign exchange rate movements.

For the nine months ended April 30, 2026, net loss from foreign exchange transactions increased 49.6% compared to the same period in the prior year, primarily due to unfavorable foreign exchange rate movements.

We recognized mark-to-market (“MTM”) gains of $18,000 and $18,000 from EUR hedging activities as of April 30, 2026 and July 31, 2025, respectively, as more fully described in Note 4, Derivative Instruments, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

As a result of the global restructuring initiated in January 2025, which included the closure of the Company’s Norway operations, we no longer have exposure to USD/NOK foreign exchange risk. Accordingly, there were no outstanding NOK forward contracts as of April 30, 2026 and July 31, 2025.

Income tax expense (benefit)

	Three Months Ended April 30,			Nine Months Ended April 30,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Income tax expense (benefit)	$257	$88	192.0%	$(127)	$(318)	60.1%
As a percentage of revenues	3.2%	1.1%		-0.5%	-1.5%

In the three months ended April 30, 2026, we generated a pretax income of $1.2 million and recorded an income tax expense of $0.3 million, representing an effective tax rate of 21.7%. This rate falls below our estimated effective tax rate for fiscal 2026 of 24.1%, primarily due to a discrete tax item related to the income tax true-ups for fiscal 2025.

In the nine months ended April 30, 2026, we incurred a pretax loss of $0.7 million and recorded an income tax benefit of $0.1 million representing an effective tax rate of 18.1%. This rate falls below our estimated effective tax rate for fiscal 2026 of 24.1%, primarily due to a discrete tax item related to the impairment charge of Emojipedia group assets with an estimated tax rate of 22.4%.

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge Marketplace and GuruShots segment income (loss) from operations for the three and nine months ended April 30, 2026 and 2025:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2026	2025	% Change	2026	2025	% Changes
	(in thousands, except percentages)
Segment income (loss) from operations:
Zedge Marketplace:	$1,746	$1,264	38.1%	$1,196	$2,240	-46.6%
GuruShots:	(672)	(1,104)	39.1%	(2,090)	(4,757)	56.1%
Total	$1,074	$160	571.3%	$(894)	$(2,517)	64.5%

Three Months Ended April 30, 2026 Compared to Three Months Ended April 30, 2025

For the three months ended April 30, 2026, income from operations related to the Zedge Marketplace increased to $1.7 million from $1.3 million for the three months ended April 30, 2025, primarily attributable to higher revenue, lower PUA spend coupled with restructuring charges in the prior year period, offset by higher compensation expenses in the current period resulting primarily from unfavorable foreign exchange rate movements.

For the three months ended April 30, 2026, loss from operations related to GuruShots decreased 39.1% to $0.7 million, from $1.1 million for the three months ended April 30, 2025. The decrease in operating loss was primarily attributable to the restructuring charge of $0.3 million recorded in the prior period coupled with lower PUA spend year on year.

Nine months Ended April 30, 2026 Compared to Nine months Ended April 30, 2025

For the nine months ended April 30, 2026, income from operations related to the Zedge Marketplace was $1.2 million, compared to income from operations of $2.2 million for the nine months ended April 30, 2025, primarily attributable to the impairment charge of $3.7 million related to the Emojipedia assets group offset by higher revenue during the current period.

For the nine months ended April 30, 2026, loss from operations related to GuruShots decreased 56.1% to $2.1 million, from $4.8 million for the nine months ended April 30, 2025. The decrease in operating loss was primarily attributable to the restructuring charge of $1.2 million in the prior period coupled with lower personnel related expenses resulting from the global restructuring initiated in January 2025 and lower PUA spend year on year.

Liquidity and Capital Resources

General

At April 30, 2026, we had cash and cash equivalents of $19.7 million and working capital (current assets less current liabilities) of $16.8 million, compared to $18.6 million and $14.7 million, respectively, at July 31, 2025. We expect that our cash and cash equivalents on hand and our cash flow from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending June 12, 2027. We maintain a revolving credit facility of $4 million, including a foreign exchange contract facility of up to $7.5 million, with WAB, as discussed below under Financing Activities and in Note 10, Revolving Credit Facility, to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

The following tables present selected financial information for the nine months ended April 30, 2026 and 2025:

	Nine Months Ended April 30,
(in thousands)	2026	2025	$ Changes
Cash flows provided by (used in):
Operating activities	$2,904	$2,748	$156
Investing activities	(304)	(378)	74
Financing activities	(1,677)	(2,030)	353
Effect of exchange rate changes on cash and cash equivalents	160	95	65
Increase in cash and cash equivalents	$1,083	$435	$648

Operating Activities

Our cash flow from operations can vary significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, particularly those related to trade accounts receivable and trade accounts payable.

Net cash provided by operating activities was $2.9 million for the nine months ended April 30, 2026. This amount primarily reflects a net loss of $0.6 million, positively adjusted for non-cash items of $4.5 million, including $0.5 million of amortization and depreciation, $0.5 million of stock-based compensation expense, and $3.7 million of impairment charge, and partially offset by $1.0 million in changes in operating assets and liabilities, primarily a $0.8 million increase in accounts receivable, a $0.1 million increase in prepaid expenses and other current assets and a $0.9 million decrease in accrued expenses related to payroll and board compensation, partially offset by a $0.8 million increase in deferred revenue associated with lifetime subscriptions sold during the period.

Net cash provided by operating activities was $2.7 million for the nine months ended April 30, 2025. This amount primarily reflects a net loss of $1.8 million, adjusted for $2.9 million of non-cash items, including $0.9 million of amortization and depreciation, $1.3 million of stock-based compensation expense, and $0.6 million of net-of-tax impairment charge related to capitalized software and technology development costs. These adjustments were further augmented by a $1.7 million net decrease resulting from changes in operating assets and liabilities, driven primarily by a $1.8 million increase in deferred revenue associated with lifetime subscriptions sold during the period.

Changes in Trade Accounts Receivable

Gross trade accounts receivable increased $0.7 million to $3.9 million at April 30, 2026 from $3.2 million at July 31, 2025, primarily due to higher revenue generated from one large customer plus revenue contribution from DataSeeds in the three months period ended April 30, 2026 when compared to the three months period ended July 31, 2025.

Investing Activities

Cash used in investing activities in the nine months ended April 30, 2026 and 2025 consisted primarily of capitalized software and technology development costs related to various projects that we invested in specific to the various platforms on which we operate our service.

Financing Activities

In the nine months ended April 30, 2026 and 2025, we repurchased – under our Board-approved share repurchase program – 329,377 shares and 683,506 shares, respectively, of our Class B common stock for approximately $1.1 million and $2.0 million, respectively.

In the nine months ended April 30, 2026 and 2025, we repurchased 4,312 shares and 6,903 shares from certain employees respectively, of our Class B common stock for $13,000 and $22,000, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes in connection with the vesting of DSUs.

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

On January 14, 2026, the Company issued a press release announcing that its Board of Directors had declared a quarterly cash dividend of $0.016 per share of its Class A common stock and Class B common stock, aggregating approximately $209,000. The dividend was paid on February 10, 2026, to stockholders of record as of January 30, 2026.

On March 25, 2026, the Company issued a press release announcing that its Board of Directors had declared a quarterly cash dividend of $0.02 per share of its Class A common stock and Class B common stock, aggregating approximately $260,000. The dividend was paid on April 15, 2026, to stockholders of record as of April 6, 2026.

For more details regarding dividend payments, please refer to Note 14, Shareholder Distributions and Earnings and Profits (E&P), to the unaudited condensed consolidated financial statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Concentration of Credit Risk and Significant Customers

Historically, we have had very little or no bad debt, which is common with other platforms of our size that derive their revenue from mobile advertising, as we aggressively manage our collections and perform due diligence on our customers. In addition, the majority of our revenue is derived from large, credit-worthy customers, e.g. Google, Facebook, Vungle, Digital Turbine and AppLovin, and we terminate our services with smaller customers immediately upon balances becoming past due. Since these smaller customers rely on us to derive their own revenue, they generally pay their outstanding balances on a timely basis.

In the nine months ended April 30, 2026 and 2025, we had only one large customer who represented 35% and 35% of our revenue respectively. At April 30, 2026, three customers represented 35%, 17% and 15% of our accounts receivable balance, respectively. At July 31, 2025, two customers represented 50% and 13% of our accounts receivable balance, respectively. All of these significant customers were advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from their advertisers.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Off-Balance Sheet Arrangements

At April 30, 2026, we did not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations, that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2026.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2021, our Board of Directors authorized a repurchase program of up to 1.5 million shares of our Class B common stock at a maximum aggregate purchase price of $3 million. In September 2024, upon the completion of the initial $3.0 million repurchase program, our Board of Directors authorized an additional $5 million for the repurchase program with no limitation on the number of shares that may be repurchased. Repurchases under the program may be made from time to time through open market purchases or through privately negotiated transactions, subject to market conditions, applicable legal requirements and other relevant factors. Open market repurchases may be structured to be executed in accordance with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. We may also, from time to time, enter into “Rule 10b5-1” trading plans to facilitate repurchases of our shares. The repurchase program does not obligate us to acquire any particular amount of our Class B common stock, has no expiration date and may be modified, suspended, or terminated at any time at our discretion.

The following table summarizes the share repurchase activity for the third quarter of fiscal 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
	(in thousands)		(in thousands)	(in thousands)
February 1, 2026 to February 28, 2026	24	$3.25	24	$488
March 1, 2026 to March 31, 2026	30	$3.06	30	$395
April 1, 2026 - April 30, 2026	26	$3.14	26	$314
Total	80		80

(1)	The total number of shares purchased includes shares repurchased as part of publicly announced programs.

(2)	The average price paid per share includes any broker commissions.

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

ZEDGE, INC.

June 12, 2026	By:	/s/ JONATHAN REICH
Jonathan Reich Chief Executive Officer

June 12, 2026	By:	/s/ YI TSAI
Yi Tsai Chief Financial Officer