Form 10-K
period 2026-07-31
Zedge, Inc.
filed 2026-10-28
CIK 1667313

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Fiscal Year Ended July 31, 2026

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 30, 2026 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $3.11 per share, as reported on the New York Stock Exchange, was approximately $31.9 million.

As of October 26, 2026, the registrant had outstanding 524,775 shares of Class A common stock and 14,998,014 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held January 14, 2027, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

Zedge, Inc.

 i

PART I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “Zedge,” “we,” “us,” and “our” refer to Zedge, Inc., a Delaware corporation, and its subsidiaries, collectively. Our fiscal year runs from August 1 through July 31. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2026 refers to the fiscal year ended July 31, 2026).

Item 1. Business

Company Overview

We build and operate creator communities that collectively serve approximately 19.3 million monthly active users across the Zedge Marketplace and GuruShots. Zedge Marketplace, our flagship platform, is a leading marketplace for mobile personalization content and includes pAInt, our generative AI creation suite. GuruShots is a photo competition game in which photographers of all skill levels compete, vote and improve through gamified photo challenges. DataSeeds.AI (“DataSeeds”) is our business-to-business offering, delivering multimodal datasets spanning images, video and audio, including egocentric video for robotics training, that are rights-cleared and built to customer specification. We use the term “rights-cleared” herein to mean that, based on the licenses, assignments, consents, releases, and other permissions obtained from contributors, production partners, or other rights holders, as applicable, and the representations made to us in connection with those arrangements, we believe we have obtained from the asserted creator (or, if applicable, the owner or any depicted individual) the rights necessary to license the content for the agreed purposes, including for AI training where applicable, and rely on those rights or other authorizations to address any claims that the intended use of the content violates the rights of a third party. These measures reduce, but do not eliminate, the risk of competing ownership claims, invalid or insufficient permissions, or other third-party claims relating to the content. Demand for this kind of data comes from organizations that develop, train, fine-tune or evaluate models on real-world imagery, video and audio. That includes frontier model developers, large technology companies and robotics manufacturers, and it extends to enterprises applying AI within specific industries, consumer and creative software platforms, and data services companies that incorporate our content into their own offerings. We have delivered datasets at scale over multiple quarters, produced to customer specifications. To date, we have served a small number of these customers. The content foundation for DataSeeds is supplied by our proprietary creator communities across the Zedge Marketplace and GuruShots. Our portfolio also includes Emojipedia, a leading reference for emoji definitions, information and news.

We are part of the “Creator Economy,” which Coherent Market Insights estimated to be worth approximately $252 billion globally in 2025 and projected to reach approximately $1.3 trillion by 20331. We view the Creator Economy as an opportunity to expand our business, particularly as we expand into the business-to-business market with DataSeeds. The market for AI training data is also growing rapidly, and Grand View Research estimates it will reach $3.9 billion in 2026, with image and video representing the largest data modality at 41.9% of the market in 2025.2

Our business consists of two reportable segments: Zedge Marketplace and GuruShots (which includes DataSeeds).

[1]	Coherent Market Insights, Global Creator Economy Market, https://www.coherentmarketinsights.com/industry-reports/global-creator-economy-market.
[2]	Grand View Research, AI Training Dataset Market Size, Share & Trends Analysis Report, https://www.grandviewresearch.com/industry-analysis/ai-training-dataset-market.

Our Zedge App (which is named “Zedge Ringtones & Wallpapers” in Google Play and the App Store) offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. Over the past two fiscal years, our Zedge App has had between 19.3 million and 20.5 million monthly active users (“MAU”). MAU for our Zedge App has been declining, and ended with 19.3 million MAU as of July 31, 2026. MAU is a key performance indicator (“KPI”) for our Zedge App that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or, via “Zedge Premium,” the section of our marketplace where we offer premium content for purchase. In turn, our users utilize the content to personalize their phones and express their individuality.

In fiscal 2023, we introduced pAInt, a generative AI wallpaper maker in the Zedge App. Today, pAInt is available for text-to-image, image-to-image, and text-to-audio creation. In addition, we upgraded our paid subscription offering by bundling together an ad-free experience with value adds making the offering more compelling.

We often refer to our freemium ringtones and wallpapers, our subscription offering, the functionality for creators to market their products, and ancillary offerings and features both in our Zedge App and website, as our Zedge Marketplace.

The Zedge Marketplace’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app sale of Zedge Credits, our virtual currency that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly, annual or lifetime subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of July 31, 2026, we had approximately 1.3 million active subscriptions.

In fiscal 2025, we introduced DataSeeds, which produces rights-cleared multimodal datasets, including egocentric video for robotic training, at scale. Our user base consists of approximately 19.3 million monthly active users across two platforms, Zedge Marketplace, our marketplace for mobile personalization content, and GuruShots, our photo competition game. From that audience, we mobilize a managed network of contributors that produce spec-matched images, audio, and video training data. Our deep experience in consumer mobile products, including onboarding, compliance, gamification, micropayments, and user acquisition, enables us to maintain high contributor quality and consistent production at volume while delivering managed crowd solutions.

We source content for DataSeeds primarily through three channels: an Off-the-Shelf catalog of images, video and audio, content created to order by contributors we recruit directly, and the DataSeeds Production Cloud, our curated global network of professional production partners.

Models are only as good as the data used to train and refine them, and we believe the need for documented, rights-cleared data extends well beyond the largest model developers. Our ability to serve the full range of buyers described above will depend on adding commercial, engineering, and operational capacity that we do not have today. Our plans to extend further along the AI data value chain are described under “Our Strategy” below.

In April 2022, we acquired GuruShots Ltd (“GuruShots”), our photo competition game in which photographers of all skill levels compete, vote and improve through gamified photo challenges. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40million people per month. Every month, GuruShots stages more than 300competitions that result in players uploading in excess of 400,000 photographs and casting close to 2.3 billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

GuruShots utilizes a “Free-to-Play” business model and generates revenue through in-app purchases of virtual currency. Players can use this currency to unlock competitions or gain an edge by purchasing resources and participating in additional gameplay. Monthly average spend per paying player was approximately $47.6 in fiscal 2026.

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

Since the acquisition, GuruShots has faced challenges in growth and profitability, and its revenue has declined. We have cut costs at GuruShots, including as part of the restructuring initiated in January 2025, and have materially scaled back on paid user acquisition (“PUA”). Our strategy focuses on attracting new users and converting them into recurring, paying players.

Historically, we marketed GuruShots to prospective players primarily via PUA channels including Google, Meta, TikTok and other platforms, utilizing a variety of advertising media and formats, including static and video advertisements. We have significantly reduced PUA investment for GuruShots to improve Return-on-Ad-Spend (“ROAS”) and intend to continue managing PUA spend to prioritize return on ad spend.

We believe that the extensive library of photographs generated by GuruShots players through submissions to GuruShots’ competitions represents a valuable dataset for DataSeeds. We have secured AI training rights to approximately 50 million of these photographs, and we continue to expand the licensable catalog by securing rights to additional photographs. In addition, we introduced a minigame feature within GuruShots through which we make model evaluation services available to AI developers, and we entered into our first agreement for these services in August 2026. The experience is game-like, fun and competitive, and offers a valuable capability to technology companies that need human-ranked content review. Participation in the minigame is limited to human players, and automated participants are excluded.

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

In late September 2025, Google released an update to its Search Engine Results Page (“SERP”) enabling users to copy emojis directly from search results rather than being directed to third-party sites such as Emojipedia. In addition, AI platforms, including ChatGPT and Claude, now return emoji results in response to user queries. These changes have resulted in reduced traffic and reduced revenue. Emojipedia revenue declined 49.4% in fiscal 2026 compared to fiscal 2025. In July 2026, Emojipedia had approximately 34.4 million monthly page views, down 29.0% from July 2025, and approximately 5.7 million monthly active users, down 35.1% from July 2025, of which approximately 38.7% were located in well-developed markets. In light of these developments, we recorded an impairment charge of $3.7 million during the three months ended January 31, 2026, and we are managing Emojipedia for cash generation rather than for growth.

Our Strategy

Our vision is to build and engage a global community of creators and to convert the content and human judgment they produce into commerce. We continue to invest in our consumer businesses, the Zedge Marketplace and GuruShots, and we are applying the same competency in managing creators at scale to DataSeeds. In August 2026, we agreed to issue shares of our Class B common stock and warrants in a direct investment of approximately $7.7 million, and we intend to use the proceeds, together with cash generated by our existing businesses, to accelerate the growth of DataSeeds.

We refer to the individuals who supply content to us as our creators and contributors, whether they participate in our consumer products or are recruited directly for a specific customer requirement, and to the enterprises to which we provide datasets and related services from DataSeeds as our customers.

Our Strategic Flywheel

Our long-term strategy calls for a flywheel in which our consumer products build and sustain creator communities, those communities produce the content and human judgment that companies building AI models require, and DataSeeds monetizes that output with enterprise customers in a market substantially larger than the one our consumer products address.

The competency at the center of this strategy is our ability to attract, onboard, engage and compensate very large numbers of everyday creators at low cost. We developed it over more than a decade of operating consumer mobile applications, and we are now applying it to the production of enterprise-grade AI training data.

We source content through three channels, each suited to a different customer requirement.

●	Our Off-the-Shelf catalog. We have secured AI training rights to approximately 50 million images contributed by our creator communities. We obtained rights to previously uploaded content by inviting players to opt in, in exchange for virtual currency they can use in the game, and our terms of service now grant us these rights for newly uploaded content. Each month, GuruShots stages more than 300 competitions in which players upload in excess of 403,000 photographs, continually expanding the catalog. We further supplement the catalog with datasets we commission from a network of production partners, based on our view of industry demand in areas such as object and scene detection and egocentric video, and to which we hold exclusive ownership.

●	Managed crowd creation. When a customer requires content that does not yet exist and can be created by consumers, we recruit contributors directly, onboard them through a purpose-built mobile experience, obtain the necessary consents and releases, distribute the brief, support the collection, validate the submissions against the specification, and pay the contributors. Recent projects have included selfie videos and imagery of household pets.

●	DataSeeds Production Cloud. Where a specification requires professional equipment, controlled conditions or specialized expertise, our curated global network of professional production partners produces made-to-order image, video and audio content, including egocentric video for robotics training.

Our consumer products also generate human judgment at scale. Each month, GuruShots players cast close to 2.3 billion perceived votes on one another’s photographs, which demonstrates both the scale of the community and its willingness to perform ranking and review at volume. We make model evaluation services available that draw on this capability, delivered through a minigame within GuruShots in which participation is limited to human players, and we entered into our first agreement for these services in August 2026. We do not currently perform data annotation ourselves, and where a customer requires annotation, we expect to engage a third-party provider that specializes in those services.

The cycle reinforces itself. Enterprise demand tells us what to collect. Our consumer products and our user acquisition capability let us collect it at a cost structure we believe is difficult to replicate. The resulting revenue funds continued investment in our communities, our acquisition capability and our production network, which expands what we are able to collect next. Over time, we intend to broaden the opportunity for our creators to participate in the economics of our enterprise business.

These enterprise sales typically begin with a relatively small initial order that allows a customer to evaluate our content and our ability to deliver to its specification. Depending on our performance and other competitive factors, an initial order may lead to substantially larger and recurring engagements.

We remain committed to continued investment in and support of our existing products while also scaling DataSeeds and searching for new opportunities to fuel our growth. Executing this strategy calls for concentrating our efforts on the following goals:

Our consumer businesses

●	Prioritize the profitability of our user base. We are focused on the value we generate per user rather than on the absolute size of our user base, and we expect to continue devoting resources to this goal by:

○	analyzing user demographics to identify key segments that yield the highest profitability and optimal ROAS;

○	testing to determine which user segments are most responsive to new offerings and crafting targeted marketing strategies based on those insights;

○	studying our users’ needs and enhancing our products to align with the preferences of our most profitable segments;

○	developing and offering new features and services that are attractive to both new and existing users;

○	investing selectively in paid user acquisition campaigns that yield profitable users, based on empirical data and focused primarily on well-developed markets, while managing spend to improve ROAS;

○	deploying our full-stack marketing team, our data and business analytics capabilities and AI-assisted tooling to scale both paid and organic acquisition, including through search engine optimization, app store optimization and an expanded program of A/B testing;

○	working to stabilize and, over time, rebuild our user base in the segments that monetize best; and

○	exploring crossover marketing opportunities between user segments to maximize reach and engagement.

●	Improve monetization. We continue to develop monetization methods that will help us grow, including advancements of the in-app economy, subscription models, e-commerce, and new advertising products, implementations and optimizations. To this end we operate dual mediation platforms in parallel in order to optimize our revenue. We believe that our products and user base are attractive to advertisers, brands, artists and players and will yield new monetization opportunities, and we expect to capitalize on cross marketing our suite of products to our users.

●	Continue investing in products and technology across our consumer portfolio. We plan to make continued, selected investments in product feature sets and functionality to both engage and retain our existing user base and attract new users, including personalized recommendations and content feeds, enhanced search and content discovery, and optimized pricing. In addition, we envision applying our product expertise to verticals that we currently do not have in our portfolio. For example, we launched an alarm feature in Zedge, a daily-use tool designed to bring users back to the app on a recurring basis. Early results indicate that users who adopt the alarm feature return to the app more frequently and engage more with our content.

●	Build our marketplace into a compelling platform for artists and creators. We are committed to operating a marketplace in which artists’ needs are prioritized and in which they can generate incremental income from their artwork, both by selling to consumers in our marketplace and, over time, by participating in the economics of DataSeeds.

Our enterprise business

●	Grow and diversify the DataSeeds customer base and deepen our existing customer relationships. We intend to broaden the set of companies we serve across the categories described under “Company Overview” above, and to expand the scope of our work with existing customers. As customers move from one-time dataset purchases toward ongoing data relationships, our goal is to convert individual transactions into recurring relationships that supply not only initial training data but also the labeling, evaluation and feedback that keep models improving after deployment. Pursuing this breadth will require additional commercial, engineering, and operational capacity, and we expect to prioritize opportunities selectively.

●	Expand our content supply while maintaining rigorous rights and consent standards. We intend to continue growing our licensed catalog, expanding the network of contributors we recruit directly, and adding production partners with professional and specialized capabilities. We regard the rigor of our consent, licensing and release practices as a competitive advantage as well as a legal obligation, and we intend to maintain standards that withstand our customers’ diligence.

●	Move up the AI data value chain. While rights-cleared multimodal data creation at scale is our foundation, we make model evaluation services available and entered into our first agreement for these services in August 2026, and we intend to expand further along the AI data value chain, including into annotation and labeling, synthetic data generation and continuous learning pipelines, with a particular focus on physical AI and robotics.

●	Invest in the technology and operating capability that power data production at scale. Our ability to recruit contributors, onboard them, capture the necessary consents and releases, distribute a brief, support and validate submissions against a specification, and pay contributors is proprietary to us, and we intend to keep investing in it. We believe this capability, built on more than a decade of consumer mobile experience, is what allows us to deliver bespoke, spec-compliant content quickly and at a cost structure that is difficult to replicate.

Across the Company

●	Accelerate new product development through our Product Innovation Team. We have established a Product Innovation Team to leverage AI, including AI-assisted coding, and automation in order to accelerate the development of minimally viable products (“MVPs”) and rapidly determine, based on empirical data, which concepts merit further investment. Our enterprise-wide adoption of AI is yielding efficiencies that are enabling us to achieve this goal, allowing us to reallocate employees from existing product responsibilities to new product development. In fiscal 2026, we launched six mobile app MVPs, developed in a matter of weeks by streamlined teams, and we continue to iterate on and invest in three of them based on threshold KPIs needed for continued investment. We expect to allocate a portion of this team’s capacity to build creator tooling for DataSeeds.

●	Selectively pursue strategic investments, partnerships, and acquisitions. On a selective basis, we may look to invest in, partner with, or purchase entities that can provide synergistic growth opportunities. For our consumer businesses, we would look primarily for audience, content, and complementary product capability. For DataSeeds, we would look primarily for production capacity, tooling, and access to specialized content and expertise.

Our Competitive Advantages

We believe that the following competitive strengths will drive the growth of our business:

●	Large, global user base. As of July 31, 2026, the Zedge App had 19.3 million MAU, of which approximately 25.9% were in well-developed markets and 74.1% were in emerging markets. Users in well-developed markets typically monetize at a material premium when compared to those in emerging markets. The Android version of the Zedge App is available in 14 languages. Our global reach supports a highly diversified catalog of wallpapers, video wallpapers, ringtones, notification sounds, custom app icons (available on iOS) , as well as the ability for users to create bespoke wallpapers with pAInt, our generative AI creation suite. We believe this makes us attractive to creators seeking to meet a wide range of tastes and preferences, and that we are among the leading providers of mobile personalization content globally. Our scale also draws advertisers seeking users with adequate disposable income to purchase their products and services, and artists and brands looking to reach a critical mass of users.

●	Proven ability to acquire, onboard and engage large numbers of users at low cost. We have operated consumer mobile applications for more than a decade and have built a full-stack marketing organization, a data and business analytics capability, and onboarding and engagement systems refined across tens of millions of users. This capability underpins both our consumer businesses and our enterprise business, where it allows us to recruit and mobilize contributors against a specific customer brief rather than relying solely on content that already exists.

●	Proprietary, rights-cleared content catalog. We have secured AI-training rights to approximately 50 million images contributed by our creator communities making the content commercially usable by companies building AI models.

●	Infrastructure for consent, compliance and contributor payment at scale. We have built systems to onboard contributors, capture opt-ins and releases, distribute a brief, validate submissions against a specification and pay contributors. As customers and regulators pay closer attention to the provenance of AI training data, we believe the rigor of this infrastructure is a commercial advantage and not only a legal safeguard.

●	Ability to produce content to specification. Through contributors we recruit directly and the DataSeeds Production Cloud, our curated global network of professional production partners, we can produce image, video and audio content built to a customer’s specification, including content that requires professional equipment, controlled conditions or specialized expertise. We select and vet each production partner against our quality and compliance standards. We do not own studios or other production facilities, and we engage production partners for the specific content each customer requires rather than building and maintaining that capability ourselves.

●	Ability to generate structured human judgment from gameplay. We have years of experience building and operating competitive consumer mobile apps, including games, across iOS, Android and the web, and we understand design, onboarding, game mechanics, LiveOps, feedback loops and in-game resource balancing. In the case of GuruShots, we have combined these together focusing on photography competitions. By generating ranked preference data, we are able to present structured ranking and review tasks to an engaged community at scale in an environment in which participation is limited to human players.

●	High-quality products. We prioritize our users’ needs and invest significant resources in product development, design and usability. We beta test product enhancements extensively and closely monitor user feedback to ensure that we meet our users’ needs. To date, our Zedge App has received more than 17.9 million reviews in Google Play, where it holds a 4.5 star rating out of a maximum of five stars, and GuruShots holds a 4.4 star rating in the App Store.

●	Experienced team. Our employees possess deep expertise in product design and management, development, marketing, monetization, data and analytics, and operations, and many have long tenure with the Company. Our management team has deep knowledge of the mobile app landscape and experience operating and restructuring consumer mobile businesses. With offices in two countries and a hybrid in-person attendance policy, we have built a culture founded on respect and empowerment in which our employees can be autonomous and creative.

●	Scalable and reliable technology and infrastructure. Our products are built upon technology and infrastructure that reliably serve tens of millions of monthly active users globally. We use a combination of off-the-shelf and proprietary solutions that scale efficiently to meet the needs of our user base and the delivery requirements of our enterprise customers.

Customers

A small number of customers account for a significant portion of our revenue. In fiscal 2026, our largest customer accounted for approximately 34.2% of our consolidated revenue and our two largest customers accounted for approximately 40.9% in the aggregate. Our advertising revenue is concentrated in a small number of demand partners, and DataSeeds revenue is concentrated in a small number of enterprise customers. The loss of any of these relationships, or a material reduction in the volume of business they do with us, would have a material adverse effect on our results of operations. See Item 1A, Risk Factors.

Competition

We face competition in all aspects of our business, including from digital marketplaces, gaming companies, and providers of data and data services to companies building artificial intelligence models. In running our business, we compete for:

●	Consumers. We compete for consumers’ leisure time, attention, and spending versus alternative forms of entertainment that are available to them as well as against online platforms and marketplaces that offer utility and content for mobile phone personalization.

●	Creators and contributors. Many online platforms offer content creators an ecosystem in which they can make their content available to consumers, and some may have better incentives, paid or otherwise, that potentially make them more attractive than our marketplace. In addition, a growing number of companies recruit individuals to supply content, annotation, evaluation and other human input used in the development of AI models, frequently for cash compensation. Many of these companies are substantially better capitalized than we are. Our ability to source content and human judgment at attractive cost depends on continuing to offer creators compelling reasons to participate, including recognition, gameplay, and opportunities to earn.

●	Specialized production capacity. Where a customer requirement calls for professional equipment, controlled conditions or specialized expertise, we compete for the capacity and attention of professional production partners whose facilities and skills are sought by others.

●	Enterprise customers for AI data and related services. We compete for the budgets of organizations that train, fine-tune and evaluate AI models against providers of licensed image, video and audio libraries, human data and annotation platforms that recruit specialized contributors, managed data collection and data services firms, and specialist providers focused on physical AI and robotics data. Many of these competitors are substantially larger and better capitalized than we are. Some of these companies are also channels through which we sell, engaging us to fulfill part of a requirement for their own customers, so the same company may be a competitor in one engagement and a customer in another. We also compete with our customers’ own internal capabilities, as some build in-house data operations or contract directly with content producers, and with providers of synthetic data, whose output may substitute for content captured in the real world for certain applications.

●	Advertisers. We face significant competition in securing spend from advertisers.

We also compete with, and are affected by:

●	Other game and mobile app developers. Game and mobile app developers that offer engaging and interesting products are competitors, and we may not be aware of many of them, some of whom may be more proficient at capitalizing on user acquisition channels in order to gain access to large user bases and their network effects to expand virally and quickly.

●	Alternative options and products for mobile personalization, generative AI creation tools, games and emojis. There are many other marketplaces and platforms that offer mobile personalization content, generative AI creation tools, games, and emoji resources, some of whom are better funded than we are.

●	Rapid-paced and changing markets. The mobile app ecosystem changes quickly and regularly, with new apps capturing massive audiences competing for consumers’ time, mindshare, and money. The market for AI training data and related services is likewise early and evolving rapidly, with new entrants, shifting customer requirements, and developing norms regarding data provenance, consent, licensing and regulations. Both require us to adapt as necessary to remain relevant and meaningful.

●	Distribution and discovery platforms including, but not limited to, Google, Apple, OpenAI, and other large intermediaries. Their algorithms, policies and AI-driven results increasingly surface answers and content within the platform UI, which may diminish referral traffic to our properties and impact acquisition costs and monetization.

We believe the competitive strengths described above under “Our Competitive Advantages” position us to compete effectively.

Available Information

Our internet address is https://www.zedge.net/. We make available free of charge through the investor relations page of our web site (investor.zedge.net) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our investor relations page.

Our web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

Government Regulation

Our business is subject to laws and regulations in the United States, the European Union, the United Kingdom, Israel and the other jurisdictions in which we conduct business. The regimes that bear most directly on our operations are described below. The risks associated with them are described in Item 1A, Risk Factors, and are not repeated here.

Data protection and privacy. The European Union General Data Protection Regulation, the United Kingdom General Data Protection Regulation, Privacy and Electronic Communications Regulation (and the local implementing laws relating to each of those), the California Consumer Privacy Act, and a growing number of other state and national privacy laws govern how we collect, use, transfer, process, and retain personal information relating to our users, creators and contributors. Several jurisdictions also regulate biometric information, which may apply to the extent content featuring identifiable individuals is used to extract or derive facial geometry, voiceprints or other biometric data. In addition, several laws also regulate data brokers, often generally defined as business that collect and sell personal information of individuals with whom the business does not have a direct relationship. Because DataSeeds sources content from contributors located around the world and delivers it to customers in other countries, applicable data protection laws may impose requirements on cross-border transfers of personal data.

Artificial intelligence. The European Union Artificial Intelligence Act imposes phased requirements concerning certain artificial intelligence systems and general-purpose AI models, including transparency requirements and, for specified high-risk AI systems, data-governance requirements. The requirements applicable to us depend on our role and the activities at issue, and evolving artificial intelligence laws may also affect our customers’ requirements for the datasets we provide. There are increasing obligations around transparency where AI is used.

Online platforms and content. The European Union Digital Services Act, the United Kingdom Online Safety Act and similar laws impose obligations, to the extent applicable to us (namely, to the extent that we are considered to be an intermediary service in relation to user-generated content), relating to content moderation, transparency and user reporting. In the United States, the Digital Millennium Copyright Act and Section 230 of the Communications Decency Act affect our exposure for content that users upload to our platforms. Those protections generally address qualifying intermediary activities and may not shield us from liability arising from our independent licensing of content and datasets to third parties. In Europe, rules also apply to marketplaces where users make purchases directly from sellers via our services, including rules for KYC checks and transparency information and cybersecurity.

Advertising, consumer protection, competition and minors. Federal and state consumer protection, privacy and advertising laws, including the Federal Trade Commission Act and, where applicable, the Children’s Online Privacy Protection Act, regulate our advertising practices, collection and use of personal information, and treatment of children and other minors. New rules which come into force in the UK in January 2027 will impose requirements for subscriptions including additional transparency, communications and withdrawal rights. Various rules across the world apply to how competitions can be set up and run.

Intellectual property. Copyright law in the United States and elsewhere governs the rights we obtain from creators and the rights we are able to convey to our customers. The application of copyright law to the use of content for AI training is unsettled and is the subject of various ongoing and pending litigation.

Compliance with these laws requires ongoing investment, and changes in them could increase our costs, restrict how we source or deliver content, or expose us to claims or penalties. Other than compliance with these generally applicable laws and with the policies of the app stores through which our applications are distributed, we do not require governmental approval of our principal products or services. Our operations do not involve manufacturing or other activities that give rise to significant environmental compliance obligations, and we have not incurred material costs in complying with environmental laws.

Our History

In 2003, Tom Arnoy, Kenneth Sundnes, and Paul Shaw launched a consumer website at www.zedge.net that people used to upload and download ringtones.

In December 2006, IDT Corporation acquired 90% of Zedge. Zedge Holdings, Inc. was incorporated in Delaware in 2008, and our name was changed to Zedge, Inc. in 2016.

In 2016, IDT Corporation spun off its interest in Zedge to its stockholders, and our Class B common stock was listed on the NYSE American with the ticker symbol “ZDGE”.

In March 2018, we completed the launch of Zedge Premium, a section of our marketplace where artists can launch a virtual store and market, distribute, and sell their digital content, including wallpapers, video wallpapers, ringtones, and notification sounds to our users.

In January 2019, we started offering freemium Zedge App Android users the ability to convert into paying subscribers in exchange for removing unsolicited advertisements from our Zedge App, and in April 2023 we introduced a subscription tier in the iOS version of the app.

In August 2021, we acquired Emojipedia.

In April 2022, we acquired GuruShots.

In December 2022, we introduced “pAInt,” our generative AI creation suite within the Zedge App.

In January 2025, we implemented a global restructuring that reduced our workforce by 22%.

In fiscal 2025, we launched DataSeeds, our business-to-business solution that makes available rights-cleared multimodal datasets and related services to organizations that train, fine-tune and evaluate AI models. As of July 31, 2026, we had secured AI training rights to approximately 50 million images contributed by our creator communities.

In August 2026, we agreed to issue shares of our Class B common stock and warrants in a direct investment of approximately $7.8 million. The investors include members of our board of directors and other insiders. We intend to use the proceeds, together with cash generated by our existing businesses, to accelerate the growth of DataSeeds.

Effective October 1, 2026, Morris Berger became our Chief Executive Officer, and Jonathan Reich, who had served as Chief Executive Officer, retained his role as our President and became our Chief Operating Officer.

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

Generative AI and large language models (LLMs) are embedded throughout our technology stack, powering a wide range of workflows, from automating content creation and enrichment to facilitating content translation. For example, generative models assist users in creating wallpapers, ringtones, and other digital assets by generating imagery and audio based on user input and LLM-generated suggestions. Meanwhile, LLM-driven systems enhance content translation for a broader global audience and refine search and discovery algorithms for real-time, relevant content delivery.

Our data pipelines continuously train and fine-tune machine learning models using user engagement signals. These insights feed into recommender systems and ranking algorithms, optimizing for both user satisfaction and content diversity.

Operationally, LLM tools assist developers and data scientists by accelerating code generation and refactoring, test creation, system monitoring, documentation, and bug identification and resolution, improving productivity and reducing development and operational turnaround time.

Beyond technical workflows, LLM tools also support the creation of marketing, sales, and training assets, helping teams produce and adapt content more efficiently across the organization.

Our infrastructure is built and managed as code. Cloud resources, data pipelines, deployment workflows, and environment configurations are defined in version-controlled, declarative files rather than configured manually, which makes our systems reproducible, auditable, and consistent across environments. Because our platform is expressed as code, the same LLM-assisted tools and AI agents that support application development can also propose, test, and help deploy changes to the infrastructure itself, subject to human review and our standard change-management controls. This lets us extend automation beyond writing software to provisioning, scaling, and maintaining the systems that run it, further shortening development cycles and reducing operational overhead.

From an end user’s perspective, our platform minimizes response latency and optimizes resource allocation while maintaining cost efficiency. Distributed systems, caching strategies, and inference optimization techniques support fast content rendering and real-time recommendations. At GuruShots, our technology stack combines open-source and proprietary systems to power a highly-engaging gamified photography platform. Our ranking algorithms are designed to provide fair exposure for participants, and our real-time voting and ranking engine is designed to scale to support millions of concurrent interactions. Our AI-driven recommendation system curates personalized competition suggestions based on users’ photographic style and historical engagement.

To sustain vibrant participation across GuruShots competitions, AI bots help maintain gameplay liquidity, contributing to active, competitive and socially engaging challenges. Participation in the minigame that supports our model evaluation services is limited to human players, and automated participants are excluded from it. All of this operates on a fully redundant, cloud-hosted infrastructure designed for high availability, scalability, and performance.

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

We have been granted trademark protection for “Zedge” and a stylized “D” logo in the United States, Canada, European Union, United Kingdom, and India, “We Make Phones Personal,” “Zedge, Everything You,” “Tattoo Your Phone,” “Shortz – Chat Stories By Zedge,” “NFTs Made Easy,” and “pAInt” in United States, and “TapeDeck” in the United Kingdom. We also have applied for trademark protection for the “DataSeeds.AI” word mark and logo in the United States, and “TapeDeck” in the United States, Canada and Jamaica. In addition, we have obtained a copyright registration for our flagship app, Zedge, and have registered, amongst others, the following domain names: www.zedge.net and www.zedge.com.

On August 1, 2021, we acquired Emojipedia. As part of this acquisition, we acquired trademark registrations for “Emojipedia” in the United States, European Union, United Kingdom, and Australia, and trademark registrations for “World Emoji Day” in the United States and United Kingdom. We also acquired the following domain name registrations: www.emojipedia.com and www.emojipedia.org.

On April 12, 2022, we acquired GuruShots Ltd. As part of this acquisition, we acquired all intellectual property rights associated with, and encompassed within, the GuruShots mobile and web-based applications, including the following domain name: GuruShots.com. In addition, we have obtained trademark registrations for “GuruShots” in the United States, Canada, European Union, United Kingdom and India, the “GuruShots” logo in the United States, Canada, European Union and India, and have obtained copyright registrations for the GuruShots mobile and web-based applications.

The trademark registrations identified above are valid and subsisting and have maintenance deadlines between 2026 – 2035. However, all of the registrations are renewable and can be maintained indefinitely so long as the marks remain in use and required maintenance fees are paid. With respect to identified copyright registrations, the duration of protection is 95 years from the year of first publication, or 120 years from the year of creation, whichever expires first.

Human Capital

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. Our headcount totaled 82 as of July 31, 2026.

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

We believe that talent attraction and retention are critical to our ability to achieve our strategy and that a trained, diverse and inspired workforce is integral to delivering on our objectives. Our recruiting process reaches a wide array of potential employees, and we employ a rigorous screening process to ensure that we identify and hire quality professionals. We work to ensure that compensation and benefits offered to employees are fair and reflect industry standards and best practices.

We are committed to diversity and inclusion in the workforce, including a policy of non-discriminatory treatment and respect of human rights for all current and prospective employees. Discrimination on the basis of an individual’s race, religion, creed, color, sex, sexual orientation, age, marital status, disability, national origin or veteran’s status is not permitted by us and is illegal in many jurisdictions. We respect the human rights of all employees and strive to treat them with dignity consistent with standards and practices recognized by the international community.

Facilities

As few of our personnel are U.S.-based, we do not maintain dedicated office space in the United States, and the address of our principal executive office is a shared facility. We address certain aspects of our commercial operations, including accounting and finance, and business development from the New York area. We maintain leased facilities in Vilnius, Lithuania and Tel Aviv, Israel that house our product, design, monetization, marketing and technology teams. Our leased properties, including square footage and lease expiration dates, are described in Item 2, Properties.

Some of our servers are hosted in leased data centers in different geographic locations in the United States. We utilize cloud-based resources for a significant portion of our needs and those services are hosted at the providers’ facilities.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including, but not limited to, risks regarding the following:

●	If we fail to keep up with rapid technological changes in the internet, smartphone industries, and artificial intelligence (“AI”), and adapt our products and services accordingly, our results of operations and future growth may be adversely affected.

●	A key component of our growth strategy involves the adoption, integration, and effective utilization of AI technologies across our products, services, and internal operations, which introduces significant and evolving risks.

●	Our monthly active users have declined, and if we are unsuccessful in adding new users or in retaining existing users, or if our users decrease their level of engagement with our products or do not make optional purchases of tokens, coins, resources, or content, or convert into paying subscribers and renew periodic paid subscriptions, our revenue, financial results and business may be significantly harmed.

●	We may not be successful in acquiring a sufficient number of users that become purchasers or retain existing users who generate profitable revenue for our apps.

●	We may not manage our in-app economy well and as a result, disincentivize users from making in-app purchases. Any failure to do so could adversely affect our business, financial condition, and results of operations.

●	If we are unable to compete for advertisers or if advertisers reduce their spend with us, our revenues, profitability and prospects may be materially and adversely affected.

●	The digital advertising market may deteriorate, which could materially harm our business and results of operations.

●	A material amount of our revenue is generated from a limited number of geographies and third-party advertising demand partners. Any change to this mix could result in negatively impacting our business, financial condition, and results of operations.

●	Our apps’ user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

●	We rely on third-party platforms, primarily the iOS App Store, Meta, and Google Play Store, to distribute our apps, process payments, and collect revenues generated on these platforms. These platforms exercise significant control over app distribution, monetization, advertising, and privacy policies, and frequently update their algorithms and terms of service. In addition, the integration of AI-driven content and search results by these platforms (e.g., Google’s “AI Overviews” and similar generative AI features from Apple and Meta) may reduce organic traffic to our properties by embedding content directly in platform experiences. If these platforms adopt policies — including those relating to AI integration, advertising, privacy, monetization, or content display — that are counter to our strategy, our business could be materially and adversely affected.

●	We operate in a highly competitive industry with low barriers to entry, and our failure to compete effectively, particularly with our AI-based offerings, could adversely affect our business and results of operations.

●	Our efforts to develop and expand DataSeeds, our business-to-business data offering, expose us to a number of risks that could limit our ability to grow, achieve commercial success, and maintain our business, results of operations, and financial condition. Contributors may choose not to make their content available for AI training and related uses, which could prevent us from scaling DataSeeds.

●	Our catalog may not contain the types of content that our customers seek, which could limit demand for DataSeeds.

●	We provide DataSeeds datasets and services through discrete projects rather than under recurring contracts, and our results may fluctuate significantly from period to period.

●	A downturn in the AI market could reduce demand for our datasets and services and adversely affect our growth prospects.

●	Sales of DataSeeds dataset and service offerings have been concentrated among a small number of customers, and a reduction in their spending, or our inability to broaden our customer base, could materially reduce our revenue.

●	If we fail to maintain and enhance our various brands, or if we incur excessive expenses in this effort, our business, results of operations and prospects may be materially and adversely affected.

●	We may not be able to effectively manage our growth or implement our future business strategies, in which case our business and results of operations may be materially and adversely affected.

●	Substantially all of our personnel are located in Israel and Lithuania, and armed conflict or instability affecting either country could disrupt our operations and our ability to serve our customers.

●	We recently changed our chief executive officer, and the transition in senior leadership could disrupt our business.

●	Privacy, data protection and emerging artificial intelligence laws expose us to sanctions, litigation and increased costs of compliance.

●	Laws regulating online platforms and digital content services may impose additional compliance obligations and penalties on us.

●	Content depicting identifiable individuals may expose us to privacy, right of publicity, artificial intelligence, and other data processing-related laws, including with respect to alleged processing of biometric data, geographic information, and minors’ information, as well as to evolving regulatory obligations, including, for example, with respect to data brokers, and non-compliance could result in liability.

●	Our business depends on our ability to collect and effectively use data to serve relevant advertising, deliver suitable content, and identify prospective advertisers, and any limitation on the collection and use of this data could significantly diminish the value of our services, cause us to lose advertisers, make us less attractive to prospective advertisers, and harm our revenues.

●	Any significant system or network disruption or cyberattack could have a material adverse effect on our business prospects and results of operations.

●	We are controlled by our majority stockholder, which limits the ability of other stockholders to affect our management.

●	If we face intellectual property infringement claims arising from content offered through Zedge Marketplace, GuruShots, or DataSeeds, or are unable to license, acquire or otherwise obtain access to compelling content and services at reasonable cost, or if we do not develop or commission compelling content of our own, the number of users may not grow as anticipated, or may decline, or users’ level of engagement may decline, all or any of which could materially harm our business and operating results.

●	Our ability to grant rights to customers may be limited by the rights we obtain from contributors and production partners, and defects in rights associated with content already used to train AI models may be difficult or impossible to remedy.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

If we fail to keep up with rapid technological changes in the internet, smartphone industries, and artificial intelligence (“AI”), and adapt our products and services accordingly, our results of operations and future growth may be adversely affected.

The internet and smartphone industries are characterized by rapid and innovative technological changes. Our future success will depend, in part, on our ability to respond to fast changing technologies, adapt our products and services, including those of Emojipedia, to evolving industry standards and improve the performance, functionality and reliability of our products and services. For example, AI platforms, including ChatGPT and Claude, now return emoji results in response to user queries. The impact of these changes on Emojipedia’s monthly active users (MAU) was 3.1 million, or 35% year over year decline in MAU, resulting in reduced traffic and adversely affecting revenue. As a result, we recorded an impairment charge of $3.7 million for the quarterly results ended January 31, 2026. Our increasing reliance on AI technologies for various operational aspects, such as content moderation, personalization, and user engagement, may pose risks if these systems fail or produce unintended outcomes. Technical issues, data inaccuracies, or system malfunctions could disrupt our services and negatively impact user experience. Ensuring the reliability and accuracy of AI systems requires ongoing maintenance, testing, and potential human oversight, which may increase operational complexity and costs. Our failure to continue to adapt to such changes could harm our business. If we are slow to develop products and services that are compatible with smartphones, or if the products and services we develop are not widely accepted and used by smartphone users, we may not be able to capture a significant share of this important market. In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes for smartphones could require substantial expenditures to modify or adapt our products, services or infrastructure. If we fail to keep up with rapid and innovative technological changes to remain competitive, our future growth may be materially and adversely affected and our results of operations could be materially and adversely affected.

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

Further, our use of generative AI in aspects of our platforms may present risks and challenges that could increase as AI solutions become more prevalent. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. These deficiencies and other failures of AI systems could have negative impacts on our users’ experience and subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Contractual indemnities from vendors may be unavailable or insufficient. We may also face claims related to privacy (including the processing of personal or biometric or other sensitive information), publicity rights, deceptive practices, or content moderation failures. Defending such claims can be costly and time-consuming, could require changes to our products or processes, and could harm our reputation and financial results.

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

Our monthly active users have declined, and if we are unsuccessful in adding new users or in retaining existing users, or if our users decrease their level of engagement with our products or do not make optional purchases of tokens, coins, resources, or content, or convert into paying subscribers and renew periodic paid subscriptions, our revenue, financial results and business may be significantly harmed.

The size of our user base and our users’ level of engagement and paid conversion are fundamental to our success. Our financial performance has been and will continue to be dependent on our ability to successfully add new users, retain and engage existing users and convert them into paying users and/or subscribers. Our MAU declined in fiscal 2026 compared with fiscal 2025, and in fiscal 2025 compared with fiscal 2024, and we expect that the size of our user base will continue to decline (or fluctuate) in one or more markets over time. If consumers and/or creators do not perceive our products as useful, effective, entertaining, reliable, and/or trustworthy, we may not be able to attract or keep users or otherwise maintain or increase the frequency and duration of their engagement or the percentage of users that are converted into or remain paying subscribers. We may continue to see declines in our user base or engagement levels, which could further erode our ability to maintain or grow revenue. User engagement can be difficult to measure, particularly as we introduce new and different products and services, and as various privacy regulations evolve. Any number of factors can negatively affect user retention, growth, engagement and conversion, including if:

●	users opt to utilize other competitive products or services instead of our own;

●	user behavior changes with respect to our products and services, resulting in a decrease of engagement and/or session time;

●	users decrease their engagement, session time, or uninstall our apps because they feel their experience is diminished due to product decisions that we make with respect to introducing new features, feature enhancements, and/or monetization techniques;

●	users become concerned about our user data practices or other matters related to privacy, security and the sharing of user data;

●	users are no longer willing to pay for subscriptions or in-app purchases or we are unable to increase the price of our subscriptions or in-app purchases;

●	users have difficulty installing, updating or otherwise accessing our products and services as a result of our actions or those of third parties that we rely on to distribute our products and deliver our services;

●	we fail to introduce new features, products or services that users find engaging or enhance the existing products and services with improvements that users are interested in;

●	we are unable to acquire users through cost-effective marketing efforts, including both organic and paid channels;

●	we are unable attract sufficient new paying users to offset and exceed those lost through natural churn, thus making it more difficult to maintain and grow revenues;

●	initiatives designed to attract and maintain users and increase engagement are unsuccessful because of errors that we make or policies instituted by third parties that we use to distribute our products or deliver our services;

●	third-party initiatives that may enable greater use of our products, including low-cost or discounted data plans, are discontinued;

●	we adopt terms, policies or procedures related to areas such as privacy, user data, content ownership, use for training AI models, or monetization techniques that are received negatively by our users or creators;

●	we fail to combat inappropriate or abusive activity on our platforms;

●	we are unable to offer relevant content to our users;

●	we fail to provide adequate support for our users and creators;

●	there are outages or other technical problems that result in making our products and services inaccessible, unreliable or that result in a poor user experience;

●	there are actions by governments that affect accessibility to our products and services in any market; or

●	there are regulations and/or litigation that result in users not accepting our terms of use because of measures that we have taken in order to ensure compliance.

Certain of these factors have negatively impacted user and creator growth, MAU and engagement, and have contributed to the declines in our MAU described elsewhere in this Annual Report. If we are unable to maintain or increase our user base and user engagement, our revenue and financial results may be materially adversely affected.

We may not be successful in acquiring a sufficient number of users that become purchasers or retain existing users who generate profitable revenue for our apps.

Revenues of freemium apps and websites typically rely on a small percentage of users that convert into paying users by making in-app purchases of digital goods and/or paid subscriptions; however, the vast majority of users play for free or only occasionally make purchases or opt-in for paid subscriptions. Accordingly, only a small percentage of our users are paying users. In addition, a small portion of paying users generate a disproportionate percentage of revenue. Because of this, it is imperative for us to both retain these valuable customers and to maintain or increase their spend over time. In fiscal 2026, we experienced a 29.6% increase in subscription revenue and a 1.9% decrease in subscription billings. Conversely, over the past 10 years, GuruShots has successfully increased the compounded annual growth rate of monthly spending per paying player by around 6.7%. There can be no assurance that we will be able to continue to retain paying users, grow or maintain subscription levels or that paying users will maintain or increase their spending. We may experience a net decline in paying players, resulting in a decrease in revenue and a materially adverse outcome for our business and financial results.

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

In fiscal 2026, approximately 71% of our revenues (excluding GuruShots and DataSeeds) were generated from selling advertising inventory. We generally enter into arrangements with the major programmatic advertising networks to monetize our advertising inventory. We need to maintain good relationships with these advertising networks to provide us with a sufficient inventory of advertisements. Online advertising, including through mobile applications, is an intensely competitive industry. Many large companies, such as AppLovin, Meta and Google, invest significantly in data analytics to make their properties and platforms more attractive to advertisers. Our advertising revenue is primarily a function of the number and hours of engagement of our free users and our ability to provide innovative advertising products that are relevant to our users, maintain or increase user engagement and satisfaction with our products, and enhance returns and add incremental gains for our advertising partners. If our relationship with any advertising partners terminates for any reason, or if the commercial terms of our relationships are changed or do not continue to be renewed on favorable terms, or if we cannot source high-quality ads consistent with our brand or product experience, we would need to qualify new advertising partners, which could negatively impact our revenues, at least in the short term.

In addition, internet-connected devices and operating systems controlled by third parties increasingly contain features that allow device users to disable functionality that allows for the delivery of advertising on their devices or reduce the ability to provide personalized or targeted advertising, which results in less valuable ads. Device and browser manufacturers may include or expand these features as part of their standard device specifications. For example, Apple’s App Tracking Transparency framework requires users to affirmatively opt in before an application may access the Identifier for Advertisers (“IDFA”), the device identifier historically used to target and measure advertising on iOS, and widespread opt-out has reduced the availability of that identifier and made targeting and measurement materially more difficult. Furthermore, laws and regulations may also make it more difficult to deliver personalized or targeted advertising or impose requirements that result in more users making elections to block our ability to deliver targeted ads. If users do not elect to participate in functionality that supports the delivery of targeted advertising on their devices, our ability to deliver effective advertising campaigns could suffer, which could cause our business, financial condition, or operating results to be adversely affected.

We anticipate that our growth and profitability will continue to depend on our ability to sell our advertising inventory. Companies that advertise with us may choose to utilize other advertising channels or may reduce or eliminate their marketing altogether for a variety of reasons, many of which are out of our control, including, without limitation, if the demand for mobile phone personalization content declines or otherwise falls out of favor with advertisers or consumers. In addition, we previously disclosed that disruptions caused by U.S. regulatory action, specifically the regulatory restrictions and uncertainty affecting TikTok in early 2025 shortly after President Trump assumed office, had an immediate impact on advertiser behavior. During that period, U.S. advertising revenue fell, with TikTok advertising spend for the most part disappearing. This experience illustrates how government-mandated restrictions on a major advertiser can impact revenue quickly. Should future regulation or restrictions on other platforms result, our revenue could be materially and adversely affected.

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

Further, our advertisers’ ability to effectively target their advertising to our user’s interests may be negatively impacted by the degree to which our privacy control measures that we have implemented or may implement in the future in connection with regulations, regulatory actions, the user experience, or otherwise, and our advertising revenue may decrease or otherwise be curtailed as a result. Changes to operating systems’ practices and policies, such as Apple’s App Tracking Transparency requirements limiting access to the IDFA and changes by Google to its advertising and tracking policies, including its April 2025 decision to retain third-party cookies in Chrome and its October 2025 decision to discontinue most Privacy Sandbox technologies on Chrome and Android, which leaves the longer-term availability of advertising identifiers and measurement signals unresolved, as well as efforts to block covert tracking techniques like fingerprinting, may also reduce the quantity and quality of the data and metrics that can be collected or used by us and our partners. These limitations may adversely affect our advertisers’ ability to effectively target advertisements and measure their performance, which could reduce the demand and pricing for our advertising products and harm our business. As such, our digital properties’ current and potential advertiser clients may ultimately find digital advertising to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services, and they may even reduce their spending on mobile advertising from current levels as a result or for other reasons.

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

Our advertising revenue is sensitive to the geographic composition of our Zedge App user base because advertising rates in developed markets are generally materially higher than those in emerging markets. During the past five years, the portion of our total MAU from emerging markets has increased, and the portion from well-developed markets has decreased. In fiscal 2026, 78.2% of our Zedge App’s users were located in emerging markets with 21.8% of users in well-developed regions, compared to 76.7% and 23.3% respectively in fiscal 2025. In fiscal 2026, revenue from well developed economies accounted for approximately 80.5% of our total revenues and 70.2% of our total advertising revenues were generated by three advertising demand partners. Although we are investing in reversing this trend, we may not be successful in this effort - which may result in lower revenues and profitability. In Q4 of fiscal 2026, our Zedge App’s users in emerging markets declined by 15.2% while its users in well-developed regions declined 22.2%, when compared to fiscal 2025. India comprised 37.0% of our MAU as of July 31, 2026. While our end users are located around the world, the revenue is generated in the United States from our advertising partners. Although GuruShots’ and Emojipedia’s user bases are more heavily weighted to well-developed economies, our overall revenue remains sensitive to the regional composition of our Zedge App’s user base.

Three advertising demand partners, mainly, Google, Liftoff and Digital Turbine were responsible for 70.2% of advertising revenue in fiscal 2026. If any of these advertising demand partners were to alter their spend on our digital properties the outcome could result in lowering revenues and profitability.

In addition, a portion of our advertising revenue has historically come from a limited number of large advertisers, including social media platforms, and government action affecting a single major advertiser can reduce our revenue quickly. In April 2024, the Protecting Americans from Foreign Adversary Controlled Applications Act (“PAFACA”) was enacted, generally restricting the distribution of certain foreign-adversary-controlled applications, including TikTok, absent a qualifying divestiture. The service interruption and regulatory uncertainty that followed in early 2025 coincided with a decline in TikTok advertising spend on our platform and a decline in our U.S. advertising revenue during that period. The ownership and regulatory status of TikTok’s U.S. operations has continued to evolve. In September 2025, the President issued an executive order determining that a proposed divestiture of TikTok’s U.S. operations would constitute a “qualified divestiture” under PAFACA upon execution of the applicable implementation agreements. In January 2026, the transaction was completed, transferring majority ownership of TikTok’s U.S. operations to a group of U.S. and international investors, with ByteDance retaining a minority interest. Future legal, regulatory or operational developments affecting TikTok or other significant advertisers or demand partners, including any resulting reduction or withdrawal of advertising spend, could materially and adversely affect our revenue and results of operations

Our apps’ user base is heavily weighted to the Android operating system and our revenues and profitability may suffer if the market demand for Android smartphones decreases.

Our apps’ user base is heavily weighted to smartphones running the Android operating system, which constituted approximately 94.9% of our MAU (excluding Emojipedia) as of July 31, 2026, and most of our revenues for fiscal 2026. Any significant downturn in the overall demand for Android smartphones or the use of Android smartphones could significantly and adversely affect the demand for our products and services and would materially affect our revenues.

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

In fiscal 2026, approximately 71.4% of our revenues excluding GuruShots were generated from advertising sales. We cannot assure you that we will be successful in diversifying our revenue mix by identifying new revenue drivers that complement our advertising-heavy business. Although the Zedge App had initial success in converting freemium users into paid subscribers, starting with zero in January 2019 and ending fiscal 2025 with approximately 984,000, we ended fiscal 2026 with 1,332,000 subscribers, a 35.3% increase and we may not be successful in improving subscriber base growth or in maintaining our current subscriber base. Furthermore, the subscription growth we experienced in fiscal 2025 was fueled by converting users to lifetime subscriptions and offers that aligned with localized pricing dynamics. We may not be able to continue to be able to drive this growth as market dynamics may change. To date, Zedge Premium has taken longer to scale than we originally anticipated. Furthermore, we have not developed a seamless way for GuruShots players to monetize their content in Zedge Premium and do not expect to realize synergies from our legacy operations. Finally, Android users constitute approximately 94.9% of our overall MAU and are prone to spend less money in apps than iOS and web users. Even if our new initiatives are successful on one platform, we may not be able to replicate that success across other platforms.

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

Our products and services depend almost entirely on mobile app stores, particularly Google Play and Apple’s App Store, and on other third parties such as data center service providers, as well as third party cloud infrastructure and service providers, payment aggregators, computer systems, internet transit providers and other communications systems and service providers. Our mobile applications are almost exclusively accessed through and depend on the Google Play Store and Apple’s App Store. While our apps are generally free to download, we monetize through in-app purchases, subscriptions, and advertising, all of which depend on compliance with evolving platform policies. As of July 31, 2026, we paid Google and Apple processing fees of up to 30% for transactions, and we remain exposed to changes in fee structures, payout timing, and permitted monetization models. Any interruption, degradation, or policy change, including restrictions on AI-generated content or mandatory labeling of such content, could materially impact our business. While we do not anticipate any interruption in their distribution platforms or ability to accept customer payments, any such disruptions, even temporary, may have material impacts on our business and operations.

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

Google and Apple are able to terminate our distribution agreements with them, without cause, with 30 days prior written notice (to the extent allowed by applicable local law). They also may terminate our agreements with them immediately (unless a longer period is required by applicable law) under certain circumstances, including upon our uncured breach of such agreements. To the extent that they or any other third party platform provider on which we rely makes such changes or terminates our agreements with them, our business, financial condition and results of operations could be materially adversely affected.

A platform provider may also change its fee structure to our disadvantage, change how we are able to advertise on the platform, limit how user information is made available to developers, curtail how personal information is used for advertising purposes, or restrict how users can share information with their friends on the platform or across platforms. For example, in April 2021 Apple released iOS 14.5, which began requiring users to opt in on an app-by-app basis before an application could access their IDFA, as discussed above. That change made advertising campaigns significantly more difficult to target and measure at the user level and typically resulted in higher user acquisition costs. Google may implement similar changes with respect to identifiers available on the Android operating system, on which the substantial majority of our users are located, and the longer-term impact of changes of this nature on the advertising ecosystem remains uncertain.

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

Litigation and regulatory developments have led Google and Apple to expand alternative payment and, in certain markets, app distribution options and to revise the associated rules and fee structures. The availability and terms of these options vary by jurisdiction and remain subject to evolving platform policies, legal requirements and applicable fees. We cannot predict how these or further changes will affect our distribution arrangements, payment options or costs.

Implementing alternative payment or distribution options could require additional development and compliance resources, including maintaining jurisdiction-specific versions of our apps, introduce payment processing and fraud risks, and disrupt the user experience or reduce paying user conversion rates. These alternatives may not produce cost savings or revenue benefits and could increase our overall costs, while choosing not to offer them could limit our monetization opportunities. Changes to platform requirements, or our failure to comply with them, could restrict available payment or distribution options and materially adversely affect our business, financial condition and results of operations.

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

If technologies designed to block the display of advertisements are adopted en masse, or if web browsers limit or block behavioral targeting technologies, our revenues may be adversely affected.

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

The internet business is characterized by constant changes, including but not limited to rapid technological evolution, including the growth of AI related advances, continual shifts in user expectations, frequent introductions of new products and services and constant emergence of new industry standards and practices. As a result, our users may leave us for our competitors’ products and services more quickly than in other sectors. Thus, our success will depend, in part, on our ability to respond to these changes in a timely and cost-effective basis, including improving and marketing our existing products and services and developing and pricing new products and services in response to evolving user needs. Our ability to successfully retain or expand our user base will depend on our ability to achieve the following, among others:

●	anticipate and effectively respond to the growing number of AI and internet users in general and our users in particular;

●	attract, retain and motivate talent, including but not limited to application developers, visual designers, product and program managers and engineers who have experience developing consumer facing digital products or other mobile internet products and services;

●	effectively market our existing and new products and services in response to evolving user needs;

●	develop in a timely fashion and launch new products and features, and develop and launch other internet products cost-effectively;

●	funnel our existing users and prospects into new products that we develop, independent of our current product suite, and convert them into recurring users of these new products;

●	successfully recruit new users, artists, individual creators and brands that offer their content to our users;

●	further improve our platform to provide a compelling and optimal user experience through integration of products and services provided by existing and new third-party developers or business partners; and

●	continue to provide quality content to attract and retain our users and advertisers.

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

Our efforts to develop and expand DataSeeds, our business-to-business data offering, expose us to a number of risks that could limit our ability to grow, achieve commercial success, and maintain our business, results of operations, and financial condition. Contributors may choose not to make their content available for AI training and related uses, which could prevent us from scaling DataSeeds.

The success of DataSeeds depends in part on contributors agreeing to make their content available for AI training and related uses, including through opt-in mechanisms across our platforms such as Zedge Audience and GuruShots. Contributors may decline to opt in because of concerns over compensation, exclusivity, loss of control, or how their content may be used by third parties, such as for commercial applications, including training AI systems. If we cannot secure sufficient contributor participation, the breadth, diversity, and quality of our catalog may be inadequate, which would materially limit our ability to generate revenue from DataSeeds and harm our overall growth prospects. In addition, contributors may seek to withdraw content or to revoke consents previously given, including in response to changes in public sentiment regarding the use of creative work for AI training, and our terms of service may not in all cases prevent them from doing so or may be subject to challenge, and privacy laws may require Zedge to honor such withdrawal requests in some cases. Any material withdrawal of content or revocation of consent could reduce the size and utility of our catalog, require us to remove content from datasets we have already delivered, and expose us to claims from customers.

Our catalog may not contain the types of content that our customers seek, which could limit demand for DataSeeds.

Part of the success of DataSeeds depends on our ability to maintain a catalog of content that meets the specific and evolving needs of our customers, including companies that build and evaluate AI models, e-commerce vendors and stock photo libraries. If our catalog is too limited in subject matter, quality, or format, customers may choose to obtain content from other providers or develop their own sources. A mismatch between available content and market demand could diminish the viability of DataSeeds, harm our reputation, and negatively impact user engagement and revenue across our broader ecosystem.

Challenges in delivering content built to specification could undermine our ability to secure or produce the content that our customers require.

We enable customers to request content built to their specification, which we may fulfill by engaging our contributor community, through our network of professional production partners, or by otherwise securing rights to content. However, there is no assurance that we can fulfill such requests at the required scale, quality, or within the necessary timeframe due to limitations in our technology, our contributor base, the capacity of our production partners, or compliance with regulatory requirements. If we are unable to deliver requested content, or if generated content raises intellectual property, privacy, regulatory, authenticity, or ethical concerns, customers may elect not to engage with us. This could harm our reputation and limit the growth and sustainability of DataSeeds.

We provide DataSeeds datasets and services through discrete projects rather than under recurring contracts, and our results may fluctuate significantly from period to period.

Customers typically engage DataSeeds to deliver a unique content need. Each engagement is separately sourced and separately specified, and completing one does not necessarily generate follow-on work, so we must continuously identify new opportunities. The requirements we are asked to meet change frequently, including between successive engagements with the same customer and across data types, formats and collection methods as customers’ model development priorities evolve, and we may be unable to win new engagements on comparable terms or at all. Many engagements begin as limited initial orders that allow a customer to evaluate our content against its specification and to compare us with other suppliers before committing to larger or recurring volumes. An initial order generates only modest revenue relative to the engagement that may follow, and we may perform satisfactorily and still not be selected for the larger engagement, for reasons unrelated to the quality of our work, including price, a customer’s preference for an existing supplier, or a decision to source the content internally. As a result, revenue recognized in a period may not reflect the size of the engagements we are pursuing, and the failure of an initial order to convert may not become apparent for some time. Because revenue is generally recognized as datasets and other deliverables are delivered or accepted, the timing of large deliveries can cause our revenue and results of operations to fluctuate significantly from quarter to quarter and may make forecasting difficult. Customers may also reduce, delay or discontinue projects for reasons unrelated to our performance, including changes in their product plans, research priorities or funding, or the discontinuation of the products for which the data was intended. In addition, we frequently price commissioned collection and studio production work on a fixed-fee or per-deliverable basis, which requires us to estimate in advance the cost and time required to source, produce, validate and deliver content to specification. If our estimates prove inaccurate, if contributor or production partner costs increase, or if a project requires additional rounds of collection or quality assurance, a project may generate lower margins than we anticipated or may be unprofitable. We also expect to face pricing pressure from customers and from competitors, many of whom are substantially larger and better capitalized than we are, and we may be unable to raise prices to offset increases in contributor compensation, production partner fees or other input costs. Any of these developments could materially and adversely affect our revenue, margins, results of operations and financial condition.

We depend on a network of third-party production partners to fulfill certain DataSeeds requirements, and our business could be harmed if that network is unavailable, underperforms or increases its prices.

We rely on the DataSeeds Production Cloud, a curated global network of professional production partners, to produce content that requires professional equipment, controlled conditions or specialized expertise. We do not own production facilities and generally contract for capacity on a project basis. Partners may be unavailable when we need them, may lack capacity for large or time-sensitive engagements, may fail to meet our quality or specification requirements, or may increase their prices. Because a meaningful portion of the content that we deliver through DataSeeds is produced through this network, third-party production costs represent a significant component of our cost of revenue for that work, and growth in this channel may reduce our overall gross margin. We also depend on our partners to obtain and pass through to us the consents, releases and other rights necessary for us to deliver rights-cleared content to our customers. If a partner’s representations regarding those rights prove inaccurate, we may remain liable to our customer, may be required to remediate or replace delivered content, and may incur costs that exceed the revenue earned on the engagement. The loss of one or more significant partners, or our inability to add partners with the capabilities or in the geographies we require, could limit the customer requirements we are able to serve and could materially and adversely affect our business, results of operations and financial condition.

Sales of DataSeeds dataset and service offerings have been concentrated among a small number of customers, and a reduction in their spending, or our inability to broaden our customer base, could materially reduce our revenue.

Sales of DataSeeds dataset and service offerings to date have been concentrated among a small number of customers, and we expect that to continue for the foreseeable future. Those customers are under no obligation to place additional orders or to renew existing arrangements, and no assurance can be given that they will do so on comparable terms. Because they may have substantially greater bargaining power than we do, they may impose terms that reduce our margins or restrict our flexibility, including requests for broader indemnities, exclusivity or extended payment terms. If we fail to meet our contractual obligations to a significant customer, including delivery, specification or service level requirements, we could lose that customer and the revenue associated with it. The loss of a significant customer, or a decision by one to reduce or discontinue its purchases of externally sourced data, could materially reduce our revenue.

The largest current budgets for externally sourced training and evaluation data sit with frontier model developers, large technology companies and robotics manufacturers. Their spending is discretionary, is influenced by their own funding levels and research priorities, and may decline for reasons unrelated to our performance, including a shift toward data they generate internally, acquire through direct arrangements with content producers, or obtain from our competitors. Consolidation among these organizations, or a decision by any of them to build in-house data operations, could reduce the demand available to us.

We intend to reduce this concentration by broadening the range of customers we serve, including enterprises applying AI within specific industries, consumer and creative software platforms and data services companies. We may not succeed in doing so. Those customers are reached through a different sales approach, individual engagements are typically smaller, and the cost of winning and serving each customer is higher relative to the revenue it produces, so diversifying our customer base will require us to add commercial and operational resources and may not produce meaningful revenue in the near term. If we are unable to broaden our customer base, we will remain dependent on a small number of customers, and any of the developments described above could materially and adversely affect our revenue, results of operations and growth prospects.

Advances in synthetic data generation and other technologies could reduce demand for the real-world content that we source and produce.

Our DataSeeds offerings depend on demand for content captured in the real world by human creators and professional producers. Techniques for generating synthetic training data continue to advance, and customers may conclude that synthetic data is adequate for some or all of their requirements, particularly where real-world capture is expensive or slow. Customers may also develop their own collection capabilities or contract directly with content producers, reducing the role of intermediaries such as us. We intend to offer synthetic data generation among our services, but we may be unsuccessful in doing so, may enter that market later than competitors, or may find that such services carry lower margins or afford less differentiation than our current offerings. If demand shifts away from real-world content, the value of our catalog, our contributor network and our production capabilities could decline materially, and our revenue, results of operations and financial condition would be adversely affected.

We compete for contributors with better capitalized companies that pay cash for human-generated data, and our cost advantage may erode.

Our ability to source content and human judgment at attractive cost depends on our ability to attract and retain contributors. We compensate GuruShots players in part with virtual currency that can be used within the game, and we provide recognition and competitive standing rather than cash consideration in many cases. A growing number of companies recruit individuals to supply content, annotation, evaluation and other human input used in the development of AI models, frequently for cash compensation, and many of these companies are substantially better capitalized than we are. Zedge Premium artists and other creators may likewise find other platforms more attractive because of higher royalties, simpler submission processes or exclusivity incentives. If contributors conclude that our incentives are insufficient, we may be required to increase cash compensation, which would increase our cost of content and reduce our margins, or we may be unable to source content of the volume, diversity or quality that our customers require. Either outcome could materially and adversely affect our business, results of operations and competitive position.

A downturn in the AI market could reduce demand for our datasets and services and adversely affect our growth prospects.

Demand for DataSeeds datasets and services depends in part on continued investment in AI development and deployment. An industry-wide downturn, reduced availability of funding, or a failure of AI applications to achieve anticipated commercial returns could cause existing and prospective customers to reduce, delay or cancel spending on datasets and related services, even without a broader economic downturn. These developments could reduce our revenue and margins and adversely affect our growth prospects.

We have raised capital to accelerate DataSeeds, and we may not realize a return on that investment.

In August 2026 we agreed to issue shares of our Class B common stock and warrants in a direct investment of approximately $7.8 million, and we intend to use the proceeds, together with cash generated by our existing businesses, to accelerate the growth of DataSeeds. Planned areas of investment include recruiting experienced personnel, expanding our technology and infrastructure, and acquiring or licensing specialized datasets, and we may pursue acquisitions or the hiring of teams in order to add capabilities, expertise or industry relationships. Spending on these activities will increase our operating expenses in advance of any revenue that may result, and the proposed expansion may never produce revenue at all. Our plans assume that demand for the kinds of services we intend to offer will develop broadly enough, and at prices sufficient, to justify the investment, and that assumption may prove incorrect. We may also be unable to hire the people we intend to hire, to acquire or license datasets on acceptable terms, or to identify and complete acquisitions, and any acquisition we do complete carries the integration and other risks described elsewhere in these risk factors.

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

Many factors, some of which are beyond our control, are important to maintaining and enhancing our various brands and may negatively impact our brand and reputation if not properly managed, such as our ability to:

●	maintain an easy and reliable user experience as user preferences evolve and as our brands expand into new service categories and new service lines;

●	remain relevant to users who can turn to other providers for digital content and marketplaces and mobile games;

●	increase brand awareness among existing and potential users, advertisers and content providers through various marketing and promotional activities;

●	adopt new technologies or adapt our products and services to meet user needs or emerging industry standards;

●	distinguish us from the competition and maintain this distinction;

●	address ethical concerns related to our use of AI technologies, particularly if users perceive AI-driven decisions as opaque or unfair, which could harm our brand and user trust. Public scrutiny and negative perceptions regarding our AI deployment could necessitate costly transparency measures and proactive ethical governance to mitigate reputational risks; and

●	manage reputational risks arising from public opposition to the use of creative works for AI training, including objections by members of our creator communities, could harm our reputation, impair our ability to attract and retain creators and users, and adversely affect our consumer businesses, even where we have obtained the necessary rights and consents.

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

Although our consumer products are leaders in their specific verticals, including mobile phone personalization, emoji related content and information, and digital photo competitions, we cannot guarantee that our brands will be able to maintain their leadership position. Our products face potential competition from other internet companies, app developers and smartphone manufacturers, and new market entrants may also emerge. AI models used by competitors may produce biased or discriminatory outcomes if not properly managed, potentially giving us a competitive advantage if we effectively address algorithmic bias through robust data curation, model evaluation, and fairness measures; however, failure to do so could result in unfair treatment of users or creators, violating anti-discrimination laws and damaging our brand reputation, thereby harming our competitive position. If we are not able to differentiate our products from that of our competitors, drive value for our customers, and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively against our competitors. Our failure to compete effectively against any of the foregoing competitive threats could materially and adversely harm our business. Increased competition may result in new products and offerings which may in turn require us to take actions to retain and attract our users and advertisers in such a fashion which would lower our gross margins. If we fail to compete effectively, our market share would decrease and our results from operations, revenues and profits would be materially and adversely affected.

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

We have only a limited operating history, especially with respect to DataSeeds and GuruShots, upon which you can evaluate our business and prospects. Although we experienced year-over-year revenue growth in certain years, in other years revenue and net income have not improved, particularly with the impact of the inclusion of GuruShots. The investment in the growth of DataSeeds may also have a negative impact on future results. We have encountered and will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, including the need to:

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

The restructuring we undertook in Fiscal 2025 may not achieve anticipated financial and operational goals, increasing our investment risk.

Our Fiscal 2025 restructuring efforts may not achieve the anticipated cost savings, operational efficiencies, or strategic benefits, which could hinder our ability to meet financial and operational goals and further complicate our growth trajectory. Failure to realize these expected outcomes could materially and adversely affect our business, financial condition, and results of operations.

Although we had positive cash flow from operating activities in fiscal 2024, 202 and 2026, we had previously incurred, and may once again incur, net losses and experience negative cash flow from operating activities in the future and may not be able to obtain additional capital in a timely manner or on acceptable terms, or at all.

Our net loss in fiscal 2026 was $0.1 million. Our net loss in fiscal 2025 was $2.4 million. Our ability to maintain profitability and positive cash flow from operating activities depends on various factors, including but not limited to, the acceptance of our products and services by mobile phone and internet users, the growth and maintenance of our user base, user acquisition spend and associated return, our ability to maintain existing and obtain new advertisers, our ability to grow our revenues, the success of each of our digital brands as measured by their respective key performance indicators, the effectiveness of our new product initiatives, selling and marketing activities as well as control our costs and expenses. We may not be able to sustain profitability or positive cash flow from operating activities, and any such positive cash flow may not be sufficient to satisfy our anticipated capital expenditures and other cash needs. As such, we may not be able to fund our operating expenses and expenditures out of cash flows, which would require us to utilize debt or equity financing which we may not be able to secure or which we may only secure on terms that are not favorable, which may result in significant dilution or voluntary or involuntary dissolution or liquidation proceeding of us and a total loss of your investment.

Changes in accounting principles or their application could result in accounting charges or effects which could adversely affect our operating results and prospects.

We prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States. The accounting for our business is subject to change based on how the business model evolves, interpretation of various accounting principles, enforcement of existing or new regulations, and changes in policies, rules, regulations, and interpretations of accounting and financial reporting requirements of the SEC or other regulatory agencies. A change in any of these principles or in their interpretations or application to our business, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported periods, which may negatively impact our financial statements and our business prospects. It is difficult to predict the impact of future changes to accounting principles and accounting policies over financial reporting, any of which could adversely affect our results of operations and financial condition and could require significant investment in systems and personnel.

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

Tax laws may change as new laws are passed and new interpretations of the law are issued or applied. Our existing corporate structure and intercompany arrangements have been implemented in a manner that we believe comply with current prevailing tax laws. However, the tax positions that we take advantage of could be undermined due to changing tax laws, both in the United States and in other applicable jurisdictions, including Lithuania and Israel. In addition, the tax authorities in the United States and other jurisdictions in which we operate regularly examine income and other tax returns and we expect that they may examine our income and other tax returns. The ultimate outcome of these examinations may not benefit our business.

Our effective tax rate for fiscal 2026 was 50.8% compared with 11.9% for fiscal 2025. In general, changes in applicable U.S. federal and state and foreign tax laws and regulations, or their interpretation and application, including the possibility of retroactive effect, could affect our tax expense.

Effective January 1, 2022, pursuant to the Tax Cuts and Jobs Act of 2017, R&D expenses are required to be capitalized and amortized for US tax purposes, which has delayed the deductibility of these expenses and potentially increased the amount of cash taxes we paid during the years ended July 31, 2024 and 2023. In the future, among other things, Congress may consider legislation that would defer the capitalization requirement to later years or eliminate the capitalization requirement, possibly with retroactive effect, and/or the IRS may issue guidance on the currently enacted tax law which differs from our interpretation. It is possible that the enactment of new legislation and/or issuance of IRS guidance could have a material effect on our financial condition, results of operations and cash flows in future periods.

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

The OECD has established a global minimum tax framework under Pillar Two, which generally imposes a 15% minimum effective tax rate on multinational enterprises meeting certain revenue thresholds. Many jurisdictions, including member states of the European Union, have enacted legislation implementing these rules. In January 2026, the OECD announced a side-by-side arrangement providing certain exemptions for qualifying U.S.-parented multinational groups. Based on our current assessment, we do not expect Pillar Two to have a material impact on our consolidated financial statements.

Global tax developments applicable to multinational companies may continue to result in new tax regimes or changes to existing tax laws, regulations, and the interpretations of taxing authorities. If the U.S. or foreign taxing authorities change tax laws, our overall taxes could increase, which could lead to a higher effective tax rate and harm our cash flows, results of operations and financial position.

We are exposed to fluctuations in foreign currency exchange rates.

The substantial majority of our revenues are denominated in U.S. dollars, and our operating expenses are generally denominated in the local currencies of the countries where our operations are located. We have significant operations in Europe and Israel that are denominated in the Euro and Israeli Shekel. The strengthening or weakening of the U.S. Dollar versus these currencies impacts the expenses generated in these foreign currencies when converted into the U.S. Dollar. In fiscal 2026 and fiscal 2025, we recorded losses of $172,000 and $151,000, respectively, from foreign currency movements relative to the U.S. Dollar. Included in these amounts were a $1,000_loss from hedging activities in fiscal 2026 and gains of $44,000 from hedging activities in fiscal 2025. While we regularly enter into transactions to hedge portions of our foreign currency exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results.

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

We may not be capable of growing our business organically or with paid marketing campaigns, attract new players and artists and/or establish cooperation with strategic partners. Our business has experienced periods of rapid growth and expansion that has placed, and continues to place, significant strain on our management and resources. We cannot assure you that these periods will recur or be sustainable. We have also acquired other companies and made asset purchases and integrating those into Zedge has placed and continues to place significant strain on management and resources. We believe that continued growth of our business will depend on our ability to successfully develop and enhance our products and services, cost efficiently attract new artists and individual creators, maintain our relationship with various artists and content partners like Google, Meta and Apple, sustain our high rankings with the leading search engines including Google, capture the changes that are taking place in the industry in a timely fashion, grow our user base at a cost effective rate, retain existing users, continue developing innovative technologies in response to user demand, increase brand awareness through marketing and promotional activities, react to changes in market trends, expand into new market segments, attract new advertisers, retain existing advertisers, get users to engage with our digital properties and convert into paying users or subscribers, and take advantage of the growth in the relevant markets. We cannot assure you that we will achieve any or all of the above. In the event that we are not successful in some or all of these areas, we may not be able to retain our users and advertisers.

To manage our growth and for us to attain and maintain profitability, we will also need to further expand, train, manage and motivate our workforce across multiple geographies and manage our relationships with users, consultants, business partners and advertisers globally. We anticipate that we will need to implement a variety of enhanced and upgraded operational and financial systems, procedures and controls, including the improvement of our accounting and other internal management systems. All of these endeavors involve risks and will require substantial management efforts and skills and additional expenditures. We also expect to fund a substantial part of our investment in DataSeeds from cash generated by our consumer businesses, whose monthly active user base has declined, which links the pace at which we can pursue that strategy to the performance of businesses that are themselves under pressure. Our DataSeeds business increases these demands because it operates on a different model than our consumer properties. It sells to a relatively small number of enterprise customers rather than to a large base of consumers, it delivers against negotiated contracts with defined specifications, delivery schedules and acceptance criteria rather than through a self-service marketplace, and it depends on recruiting and coordinating contributors and professional production partners across many jurisdictions. Growing it requires enterprise sales, solutions engineering, project management, data engineering and quality assurance capabilities that differ from those required to operate our consumer applications and that we have only recently begun to build. It also requires us to operate two businesses with different customers, sales cycles, cost structures and working capital characteristics at the same time, while continuing to invest in our consumer properties. If we are unable to build these capabilities, or if management attention devoted to DataSeeds detracts from the operation of our consumer properties or the reverse, our business and results of operations could be materially and adversely affected.

Scaling this business is operationally unlike scaling our consumer applications. Each engagement begins with translating a customer’s specification into a collection plan, then recruiting or assigning contributors and production partners with the required capabilities and in the required locations, then validating deliverables against acceptance criteria, with rework performed at our cost where deliverables do not conform. We must also coordinate a globally dispersed contributor base and partner network across languages, time zones, payment arrangements and local requirements. If these capabilities do not scale as volumes increase, we may deliver late or out of specification, incur unplanned costs, or be unable to accept engagements that we would otherwise win.

Our products currently enjoy a global user base. This geographic diversity may raise the level of difficulty in managing future growth and profitability. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. In addition, we cannot assure you that we will be able to effectively manage our growth or implement our future business strategies effectively, and failure to do so may materially and adversely affect our business and results of operations.

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

We need to invest in paid user acquisition in order to grow our user base. However, we may not be able to secure new users at scale with a positive return on investment. Even if we can secure new profitable users, these users may not mature into sustainable long-term users.

Our marketing efforts to acquire new, and retain existing, users may not be effective or cost-efficient, and may be affected by external factors beyond our control.

Maintaining and promoting awareness of our services is important to our ability to attract and retain users. We spend a significant amount on marketing activities to acquire new users and retain and engage existing users and have plans to maintain and increase that focus. For example, in fiscal 2026 and 2025 our marketing expenses were approximately 7.2 million and $8.2 million, respectively, and we expect our marketing expenses to continue to account for a significant portion of our operating expenses. Our business depends on a high degree of app installs from the app stores and website traffic, which is dependent on many factors, including the availability of appealing website content and search engine optimization, affiliate marketing and display advertising, as well as social media and email. The marketing efforts we implement may not succeed for a variety of reasons, including our inability to execute and implement our plans. External factors beyond our control may also impact the success of our marketing initiatives.

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

User acquisition for our apps depends on a host of items, including and especially on paid and organic app marketing initiatives. Effective and profitable user acquisition relies on knowing how to optimize across each acquisition platform, data analysis, creatives, amongst other things. In addition, the changing nature of what data the platforms provide to publishers like Zedge may result in elongating testing time windows and increasing testing budgets. Taken together, if we are unsuccessful in accounting for all of these items, we may be unable to recover our marketing spend and we may not acquire new users or our cost to acquire new users may increase, and our existing users may reduce the frequency or size of their purchases from us, any of which could have a material adverse effect on our business, prospects, results of operations, financial condition or cash flows.

Our international operations expose us to additional risks that could harm our business, operating results and financial condition.

In addition to uncertainty about our ability to continue expanding and monetizing internationally, our foreign operations may subject us to additional risks including:

●	difficulties in developing, staffing, traveling to and simultaneously managing foreign operations as a result of distance, language, and cultural differences;

●	tariffs, trade barriers, export controls, economic sanctions and changes in trade policies or their enforcement, including uncertainty regarding U.S. trade measures and responses by other countries, which may increase costs for our customers, production partners and service providers, reduce advertising or enterprise spending, or restrict cross-border business activities;

●	stringent local labor laws and regulations;

●	the uncertainty of enforcement of remedies in foreign jurisdictions;

●	strict and unclear laws around data privacy;

●	longer payment cycles;

●	credit risk and higher levels of payment fraud;

●	profit repatriation restrictions and foreign currency exchange restrictions;

●	political or social unrest, economic instability, repression, or human rights issues;

●	geopolitical events, including natural disasters, acts of war and terrorism;

●	import or export regulations;

●	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

●	antitrust and competition regulations;

●	potentially adverse tax developments;

●	seasonal volatility in business activity and local economic conditions;

●	economic uncertainties relating to European sovereign and other debt;

●	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;

●	laws, regulations or rulings that block or limit access to our products;

●	different, uncertain or more stringent user protection, content, data protection, privacy, intellectual property and other laws;

●	risks related to other government regulation, required compliance with local laws or lack of legal precedent; and

●	risks specific to operating in war-torn regions where employees may be mobilized for army service and where damage and/or loss of life may occur when under attack.

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

Substantially all of our personnel are located in Israel and Lithuania, and armed conflict or instability affecting either country could disrupt our operations and our ability to serve our customers.

The substantial majority of our employees, including many of our senior managers, are located in Israel and Lithuania. Our product development, our consumer operations, and the personnel responsible for DataSeeds are concentrated in those two countries, although we expect to add personnel in the United States. Because DataSeeds deliveries are made against contractual schedules and acceptance criteria, a disruption affecting our personnel in either country could delay or prevent delivery, expose us to customer remedies, and damage relationships with enterprise customers for whom we are a new supplier.

Israel has been in a state of armed conflict since the October 7, 2023 attack by Hamas and other organizations from the Gaza Strip. A ceasefire took effect in October 2025 and remains in effect as of the date of this report, but implementation is incomplete, military operations have continued at a reduced level, and the arrangements governing Gaza’s future have not been settled. Israel was also engaged in direct hostilities with Iran in June 2025, and has been engaged in cross-border hostilities involving Hezbollah in Lebanon and Houthi forces in Yemen. Regional conditions remain unsettled, existing ceasefires may not hold, and hostilities involving Israel, Iran or Iran-aligned groups could resume or expand with little or no notice.

Escalation affects us directly. Israeli reserve duty mobilization may require employees or contractors to serve for extended periods, which can delay development, reduce support capacity and disrupt delivery commitments. Missile, rocket and drone activity, airspace closures, restrictions on travel, interruptions to electricity and network service, impaired logistics and temporary office closures can each interrupt our operations. Israeli companies are also frequent targets of cyberattacks by state and state-aligned actors, which is addressed further under Risks Related to Information Technology and Data Security. Our vendors and service providers in the region are subject to the same conditions, so a disruption need not affect our own facilities in order to affect us.

Conflict in the region also has broader economic effects that reach us indirectly, including currency volatility, higher borrowing costs, reduced access to capital, changes in Israel’s sovereign credit ratings, reduced foreign investment in Israeli companies, and shifts in advertiser and consumer spending. Israel’s credit ratings were downgraded during the conflict and rating agency outlooks have since improved, but they remain sensitive to a renewal of hostilities.

For the most part we do not carry commercial insurance covering losses arising from the security situation in Israel. The Israeli government has in the past compensated for the reinstatement value of certain damage caused by terrorist attacks or acts of war, but we cannot assure you that such coverage will continue to be available or that it would be sufficient to compensate us fully. Any such event would also disrupt the lives of our employees and could put them at risk, which would affect our operations independently of any property loss.

Israel and Israeli companies have also been the subject of economic boycotts, and several countries restrict business with Israel and with Israeli companies. Campaigns advocating boycott, divestment and sanctions continue. These restrictions and campaigns could limit where we can sell, complicate relationships with customers, partners and payment providers, and adversely affect our results.

Lithuania borders both the Russian exclave of Kaliningrad and Belarus, which is aligned with Russia in its invasion of Ukraine. That places Lithuania at heightened risk of military conflict and of hybrid activity such as GPS interference, drone incursions, border closures and disruption to energy or communications infrastructure, any of which could impair travel to and from Lithuania, disrupt our development center in Vilnius, or damage the Lithuanian economy.

Any of the foregoing, individually or together, could disrupt our operations, delay our initiatives, increase our costs, impair our ability to meet customer commitments, and materially and adversely affect our business, results of operations, cash flows and financial condition.

Companies and governmental agencies may restrict access to our website or mobile apps, or the internet generally, which could lead to the loss or slower growth of our user base, in which case our business and results of operations may be materially and adversely affected.

In order to grow our business, users need to access the internet and, in particular, our digital products. Companies and governmental agencies could block access to our websites and apps or the internet generally. For example, in 2013 the Indian courts issued orders restraining internet service providers from providing access to various internet domains including ours. Access to our Zedge App through any mode was blocked in many parts of India from February 2013 until August 2019 and there can be no guaranties that this will not recur or happen elsewhere. If companies or governmental entities block or limit access to our Zedge App or otherwise adopt policies restricting access to our advertiser’s products and services, our business could be negatively impacted resulting in a loss or slow-down of user growth and/or revenues.

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

Our ability to compete and grow depends in large part on the efforts and talents of our employees. Such employees, particularly product managers, designers, engineers and personnel with artificial intelligence expertise, are in high demand, and we devote significant resources to identifying, hiring, training, and successfully integrating and retaining these employees. We may need to increase compensation or invest further in training in order to do so, which would increase our operating costs. The loss of employees or the inability to hire additional skilled employees as necessary could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. Growing DataSeeds will require us to add personnel across functions in which our current team is small relative to the opportunity we are pursuing, including enterprise sales, field marketing and business development, solutions engineering, data engineering, production and operations, and quality assurance. We deliver content to customer specification today, but growth depends on scaling both sides of the business at the same time: winning and managing a larger number of customers, and sourcing, producing, validating and delivering greater volumes of content without a loss of quality. Competition for personnel across all of these functions is intense, particularly from companies developing artificial intelligence models, many of which have substantially greater resources than we do and can offer compensation that we may not be able to match, and our ability to grow profitably depends on adding this capacity at a cost that preserves acceptable margins. If we are unable to hire and retain the people we need at an acceptable cost, or if new personnel take longer to become productive than we expect, the growth of DataSeeds could be delayed or constrained, our margins could be reduced, and we may be unable to pursue opportunities that would otherwise be available to us.

We believe that two critical components of our success are our ability to retain our best people by preserving our culture and maintaining competitive compensation practices. As we add personnel in new functions and geographies, we may find it difficult to maintain our entrepreneurial, execution-focused culture. In addition, depending on the performance of our stock price some of our employees are able to receive material proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us.

We recently changed our chief executive officer, and the transition in senior leadership could disrupt our business.

Effective October 1, 2026, Morris Berger became our Chief Executive Officer, and Jonathan Reich, who had served as Chief Executive Officer, became our President and Chief Operating Officer. A change in chief executive officer creates a period of transition during which management attention is directed to the handover rather than to operations, and during which employees, customers, contributors and investors may be uncertain about our direction. Our new Chief Executive Officer may pursue changes in strategy, organization or personnel, and we cannot predict how those changes, or the reaction to them, will affect our business. The transition also comes as we are increasing our investment in DataSeeds and as the executive who led its development moves into a different role. If the transition is not managed effectively, if key employees leave as a result of it, or if the working relationship among our senior executives, our Chairman and our Vice Chairman does not function as intended, our business, results of operations and financial condition could be adversely affected. We also depend on a small senior management team, and the loss of any of them could be disruptive.

We rely on third parties for technologies that we use to operate our business and to deliver content, advertising, datasets and services, including cloud services and artificial intelligence tools, and any change in their terms, cost, capability or availability could materially adversely affect our business.

Our service and hosting providers may experience downtime from time to time, which may negatively affect our brand and user perception of the reliability of our service. Any scheduled or unscheduled interruptions in service could result in an immediate, and possibly substantial, loss of revenues. Although we seek to reduce the possibility of disruptions or other outages, our websites and apps may be disrupted by problems relating either to our own technology or third-party technology that is used for them. Our systems may be vulnerable to damage or interruption from telecommunication failures, power loss, computer or hacking attacks or viruses, earthquakes, floods, fires, terrorist attacks and similar events. Parts of our systems are not fully redundant or backed up, and our disaster recovery planning may not be sufficient for all eventualities. Despite any precaution we may take, the occurrence of a natural disaster or other unanticipated problems at our hosting facilities could result in lengthy interruptions in the availability of our products. Any interruption in the ability of users to access our websites or apps could reduce our future revenues, harm our future profits, subject us to regulatory scrutiny and lead users to seek alternative internet mobile products. In addition, a hacking attack or another security incident, could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of, or loss of our data or our developers’, creators’, and users’ data or disrupt our ability to provide our platforms or services.

There can be no assurance that these providers will continue licensing their technologies or intellectual property to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. Any change in the licensing terms, costs, availability, or user acceptance of these technologies could materially and adversely affect our business, revenues and profitability. We also depend on third parties for functions specific to DataSeeds. We use a third-party platform to onboard contributors, to collect and verify the information they provide and to make payments to them across many jurisdictions, and we rely on third-party cloud storage and data transfer services to hold and deliver datasets that are substantially larger than the files distributed through our consumer applications. If any of these providers were to suffer an outage, terminate or materially change the terms of its service, cease to support jurisdictions in which our contributors are located, or fail to perform the compliance functions that we rely on it to perform, we could be unable to pay contributors or to deliver datasets on schedule, our costs could increase, and our relationships with contributors and customers could be harmed.

We also rely on artificial intelligence tools supplied by third parties across our operations, including software development, marketing and content production, design, data analysis and general knowledge work. As described in Item 1, we have adopted these tools broadly and have reallocated personnel on the basis of the efficiencies they provide. The market for these tools is concentrated among a small number of providers, pricing models continue to evolve, and a provider may change or withdraw a model, alter its usage terms, restrict permitted use cases, impose usage limits or increase prices with limited notice. If the tools we use become materially more expensive, less capable or unavailable, our operating costs could increase, the productivity we have assumed in our plans may not be sustained, and we could be required to restore capacity that we have reallocated to other work.

Relying on these tools also introduces risk in the work they produce. Output may be inaccurate or incomplete, code generated with these tools may contain defects or vulnerabilities or may incorporate third-party material, including open-source code, in ways we do not detect, and analysis they produce may be wrong in ways that are not apparent, so we depend on human review that may not identify every error. Their use also requires care in what information is submitted to them, because providing proprietary information, or data belonging to our customers or contributors, to a third-party service could breach a contractual obligation or the terms on which the data was provided to us, or expose confidential information. Questions of intellectual property ownership in material produced with these tools are addressed under Risks Related to Content and Intellectual Property, and the regulatory treatment of our use of artificial intelligence is addressed under Legal and Regulatory Risks.

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

We use open-source software in our platform that may subject our technology to general release or require us to re-engineer our solutions, which may cause material harm to our business.

We use open-source software in connection with our services. From time to time, companies that incorporate open-source software into their products have faced claims challenging the ownership of open-source software and/or compliance with open-source license terms. Therefore, we could be subject to lawsuits by parties claiming ownership of what we believe to be open-source software or noncompliance with open-source licensing terms. Some open-source software licenses require users who distribute or make available open-source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open-source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open-source agreement, such use could nevertheless occur and we may be required to make available release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue use in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could materially and adversely affect our business, financial condition or operating results.

A public health emergency or similar event that restricts movement and in-person activity could disrupt our operations, delay our content production and reduce demand for our services.

Our workforce is concentrated in Israel and Lithuania. Widespread illness, absence from work, office closures or restrictions on movement in either country could reduce our productivity and delay both our development work and our delivery commitments to customers. The vendors and service providers on which we depend may be subject to similar disruptions.

Sourcing and producing content and commissioned collection may require travel to specified locations or work in person. The DataSeeds Production Cloud depends on studios, crews and equipment and, where content depicts people, on individuals taking part in person and providing releases or other compliance records. Restrictions on movement or gathering, or a general unwillingness to participate, could prevent us from fulfilling a customer’s specification on schedule, expose us to customer remedies and reduce our revenue in the affected period.

Demand could decline at the same time. Our enterprise customers could delay or reduce orders if their own operations or funding were affected, and our advertising and consumer revenue is sensitive to the broader economic conditions described elsewhere in this section. The COVID-19 pandemic showed that effects of this kind can arise quickly, differ between markets and persist after restrictions are lifted.

Our business is subject to economic, market, and geopolitical conditions as well as to natural disasters beyond our control.

Our business is subject to economic, market, and geopolitical conditions, as well as natural disasters beyond our control and as a result we may experience a slowdown or cessation in user growth, interruptions or delays in the services or a downturn in user engagement. Further, our revenue is driven in part by discretionary consumer spending habits and by advertising spend. Historically, consumer purchasing and advertising spend have each declined during economic downturns and periods of economic or geopolitical uncertainty or when disposable income or consumer lending declines. Macro-economic conditions, such as a recession or economic slowdown in well developed markets, specifically, and emerging markets, more generally may result in uncertainty and adversely affect discretionary consumer spending habits and preferences as well as advertising spend. Uncertain economic conditions may also adversely affect our vendors making it virtually impossible to grow in the event of future economic malaise. We are particularly susceptible to market conditions and risks associated with the mobile app ecosystem, which also include the popularity, price, and timing of our apps, changes in user demographics, the availability and popularity of other forms of entertainment. Furthermore, critical reviews and general tastes and preferences may change quickly and without prior warning.

Failure to detect or prevent fraudulent activities on our platform or in content submitted to us could cause users and customers to lose confidence in our products and harm our business.

We may be subject to fraudulent and/or malicious activities undertaken by persons seeking to use our platform for improper purposes. Examples of such activities include the use of bots or other automated or manual mechanisms to generate fraudulent activity through our platform, which could generate revenue for the perpetrators and involve our platform in their improper activity. Detecting fraudulent or malicious activity can be difficult. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, including click fraud, we cannot guarantee that we will be fully successful in doing so. If we fail to detect or prevent fraudulent or other malicious activity, it may result in dissuading sellers and customers alike from engaging with our products and services. Any actual or alleged future fraudulent activity may damage our reputation, or diminish the value of our brand name, either of which could adversely impact our business, results of operations and financial condition. Contributors and contracted content suppliers may also misrepresent (or fail to adequately vet) the origin or ownership of the content they submit to us, including by submitting content generated with artificial intelligence tools as though it had been captured in the real world, by submitting the same content across multiple projects, or by submitting content they do not own. Our review of submissions is directed principally at conformance with a customer’s specification and may not detect misrepresentation of this kind. If content of this kind were included in a dataset that we deliver, the dataset could fail to conform to what the customer purchased, we could be required to remediate or replace it, and we could be exposed to the claims described under Risks Related to Content and Intellectual Property. We may also be subject to identity or payment fraud in connection with contributor onboarding and payment.

Future strategic alliances or acquisitions may not be successful and may have a material and adverse effect on our business, reputation and results of operations.

We may enter into strategic alliances, including joint ventures or minority equity investments, or acquisitions with various third parties to further our business purpose from time to time. We have stated that we intend to consider acquisitions, including the acquisition of teams in order to obtain their capabilities and experience, and the acquisition or licensing of specialized datasets, in order to accelerate DataSeeds. Transactions of that kind may be difficult to identify, may be priced at levels we are unwilling to pay, and may not deliver the capabilities, people or content we expect. An important focus of our business is to identify business relationships that can enhance our services, broaden our market, enable us to develop solutions that differentiate us from our competitors, drive users to our websites, and monetize our data. We have entered into several alliance agreements or license agreements with respect to certain of our datasets and services and may enter into similar agreements in the future. These arrangements may require us to restrict our use of certain of our technologies or datasets among certain customer industries, restrict content on our websites, or grant licenses on terms that ultimately may prove to be unfavorable to us, any of which could adversely affect our business, financial condition, or results of operations. These alliances and acquisitions could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. Relationships with our alliance agreement partners may be the subject of contractual disputes, and if we or our partners are not successful in maintaining or commercializing the alliance agreements’ services, such commercial failure could adversely affect our business. We may have limited ability to monitor or control the actions of these third parties and, to the extent any of these strategic third parties suffer negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with any such third party.

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

We have been party to and in the future may become subject to new legal proceedings in the operation of our business, including, but not limited to, with respect to alleged breaches of consumer privacy or data protection regulations, online safety and AI regulations, security incidents, employee matters, alleged service and system malfunctions, alleged intellectual property violations and claims relating to our contracts, licenses and strategic investments. For example, our DataSeeds business exposes us to potential contractual claims by enterprise customers, including disputes concerning the rights conveyed in licensed datasets, compliance with agreed specifications, the sufficiency of consents and releases, and contractual indemnification obligations. Furthermore, we may be included in lawsuits as third-party defendants due to the use of products or services of the primary defendant. We may also be subject to claims from non-practicing entities that assert patents without offering products or services of their own.

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

We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. For example, our DataSeeds business may be affected by laws governing the collection, processing, licensing and cross-border transfer of image, audio and video data, including laws relating to processing of personal information, data brokerage, biometric identifiers, rights of individuals depicted in content, and the provenance and permitted uses of data supplied to customers developing or evaluating artificial intelligence systems. New laws and regulations, changes in existing laws and regulations or the interpretation of them, our introduction of new products, or an extension of our business into new areas could increase our future compliance costs, make our products and services less attractive to our users, introduce litigation exposure, or cause us to change or limit our business practices. Particular regulatory developments of note consist of the evolving regulatory landscape for AI, parts of the EU Artificial Intelligence Act now being in force, including provisions around prohibited AI and transparency requirements, new subscription rules in the UK which come into force in January 2027 and will provide additional rights to users in relation to subscriptions, including more notices regarding cancellation and rights to withdraw, which could lead to more churn, new rules impacting cybersecurity and data privacy, and emerging expansion of rules to protect children from certain digital services around the world. We may incur substantial expenses to comply with laws and regulations or defend against a claim that we have not complied with them. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities, penalties, taxes, fees, costs, reputational harm, competitive damage and negative publicity.

The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, consumer protection, artificial intelligence and machine learning, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, and intellectual property ownership and infringement in many instances is unclear or unsettled. Further, the application to us or our subsidiaries of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. Export control laws, economic sanctions and national security-related data restrictions may limit certain transfers of datasets, technology or services, depending on their content, destination, recipients and intended uses. For example, these restrictions may affect DataSeeds transactions, including, if applicable, transactions involving U.S. government-related data or bulk U.S. sensitive personal data and persons or jurisdictions subject to applicable restrictions, and may require additional customer, counterparty or end-use diligence. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. The regulatory landscape for AI is rapidly evolving, with new laws and guidelines emerging globally. Compliance with diverse and potentially conflicting AI regulations across jurisdictions may require significant resources and adjustments to our AI development and deployment practices. Failure to adhere to applicable AI laws could result in legal penalties, restrictions on our operations, and harm to our reputation. Any new legislation, in the U.S. or abroad, may be difficult to comply with in a timely and comprehensive manner and may expose our business to increased costs. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the U.S. or the EU, or if a court were to disagree with our application of those rules to our solutions, our potential liability for information or content created by third parties and posted to our platform could require us to expend significant resources to try to comply with the new rules and implement additional measures to reduce our exposure to such liability or we could incur liability and our business, financial condition and results of operations could be harmed.

The Digital Millennium Copyright Act (the “DMCA”) has provisions that limit, but do not necessarily eliminate, our liability for caching, hosting, listing or linking user-generated materials that infringe copyrights, so long as we comply with the statutory requirements in the DMCA. The Communications Decency Act (the “CDA”) further helps to limit our potential liability for certain content uploaded onto our platform by third parties. For example, Section 230 of the CDA may limit from liability for certain claims that seek to treat a provider of an interactive computer service as the publisher or speaker of content provided by another information content provider, subject to applicable statutory exceptions and limitations. While the immunity provisions of the DMCA and the CDA are well established, there are regularly cases seeking to limit the application of such immunity. There are ongoing legal challenges to Section 230 of the CDA, which could alter the scope of liability protections. The DMCA safe harbors and Section 230 protections generally concern qualifying intermediary activities and do not provide a general shield against liability arising from our independent licensing of datasets to third parties. In those arrangements, we may face claims based on contractual representations, the scope or validity of rights conveyed, or applicable intellectual property, privacy or other laws, independently of any protection available for our hosting of user-generated content. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors.

In many, but not all, territories outside of the U.S. there are laws similar to the DMCA that exempt us from copyright infringement liability that may arise due to hosting user-uploaded materials in some circumstances. In some countries, particularly in Europe and the Asia-Pacific region, these laws have been amended relatively recently, and requirements have been imposed on service providers which act as intermediaries and user to user services.

For example, the European Union’s Directive on Copyright in the Digital Single Market (the “DSM Directive”) is in effect and has been implemented by all EU Member States.

The European Union’s Directive on Copyright in the Digital Single Market (the “DSM Directive”) removes the shield of the current ‘hosting exemption’ and replaces it with a principle of full liability where “online content sharing service providers” (“OCSSPs”) are concerned. This means that OCSSPs will be liable for copyright-protected material uploaded by users and must obtain authorization (i.e., a license) from the relevant rightsholders. However, Article 17 effectively creates a new liability exemption regime for OCSSPs under which OCSSPs will not be liable for the copyright-protected works that they communicate to the public provided that they cooperate with rightsholders by:

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

Our increased use of artificial intelligence, including generative AI, in our product offerings presents additional risks. For example, uncertain legal and regulatory treatment around the provision and use of such technologies, for example in the areas of privacy and intellectual property, may create increased and uncertain litigation exposure, the possibility of regulatory scrutiny, costly compliance requirements and limit or prohibit certain of our product offerings. Compliance with these laws and regulations may be onerous and expensive, and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and the risk of liability. Any such increase in costs or increased risk of liability as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services that use AI technologies less attractive to our users, cause us to change or limit our business practices or affect our financial condition and operating results. Moreover, AI may produce content seen as infringing upon the rights of others, including with respect to copyrights. Additionally, AI may create flawed, biased, harmful, misleading, inaccurate, or unexpected outputs and content, creating risks to our business, partners, and users.

Although we have invested and continue to invest in systems and resources which are intended to help us comply with the requirements of the GDPR, CCPA, DMCA, the DSM Directive and other U.S. and international laws relating to, among other things, materials that infringe on copyrights and contain other objectionable content, our systems may not be sufficient or we may unintentionally err and fail to comply with these laws and regulations which could expose us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices which could materially adversely affect our business and financial results.

Content depicting identifiable individuals may expose us to privacy, right of publicity, artificial intelligence, and other data processing-related laws, including with respect to alleged processing of biometric data, geographic information, and minors’ information, as well as to evolving regulatory obligations, including, for example, with respect to data brokers, and non-compliance could result in liability.

A portion of the content that we license and produce depicts identifiable individuals, and certain content, including egocentric video, is captured in homes and other private settings and may capture individuals who are not our contributors. Even where we obtain permissions from a contributor or production partner, those permissions may not establish that every identifiable individual depicted in the content has authorized its collection, licensing or subsequent use. Depending on the nature and use of the content, applicable requirements could arise under a variety of laws and regulations, including, for example, the Illinois Biometric Information Privacy Act, the Texas Capture or Use of Biometric Identifier Act, Washington’s biometric identifier statute, the European Union General Data Protection Regulation, and other U.S. state and non-U.S. laws governing privacy, right of publicity, data brokerage, geographic information, minors’ information, and biometric information laws. Data-governance requirements under the European Union’s Artificial Intelligence Act apply to specified high-risk AI systems at phased future dates and may affect the documentation and provenance information that our customers require from us, even where we are not ourselves the provider of such systems. Depending on the content and processing activity, compliance with applicable laws may require a valid legal basis for processing personal data, appropriate licenses, registration obligations, consents or releases, documentation of content provenance, and procedures for responding to individual rights requests. Certain AI systems are already prohibited and certain transparency rules already apply whilst requirements for high-risk AI are pending. These laws continue to evolve, are subject to differing interpretations, and in certain cases provide for private rights of action and statutory damages. If we fail to comply, or if a customer, contributor or regulator asserts that we have failed to comply, we could face regulatory investigations, enforcement actions, fines, litigation and reputational harm, and we could be required to remove content from our catalog, seek to remediate or restrict the use of previously delivered content, or provide other remedies to customers or affected individuals.

Privacy, data protection and emerging artificial intelligence laws expose us to sanctions, litigation and increased costs of compliance.

Our business relies on collecting, processing, storing, using and sharing data, some of which contains personal data, including the personal data of our users and of the creators and contributors who supply content to us. The deployment of AI technologies in our products and services may involve the collection, processing, and storage of personal data, potentially exposing us to heightened privacy and data protection risks. Non-compliance with data protection and privacy regulations could result in significant fines, legal actions, and reputational damage. Moreover, AI systems can inadvertently process sensitive information, leading to unauthorized processing, disclosures or misuse of personal data. As regulatory frameworks evolve, we may incur increased costs to ensure compliance and adapt our AI systems accordingly. We also incorporate AI into specific products and internal workflows, including generative AI features in our Zedge App and AI-driven content capabilities in other offerings. As a result, we are subject to a growing number of federal, state, local, and foreign laws, regulations, regulatory codes, and guidelines governing privacy, data protection, AI, and information security. These regimes, which cover the collection, storage, use, processing, transmission, sharing, and protection of personal information, as well as the training and deployment of AI systems, may be inconsistent across jurisdictions, conflict with one another, and change frequently. In connection with commissioned collection for DataSeeds, we collect contributors’ identifying information, payment and tax documentation, and signed consents and releases, and we transfer that information across borders in order to onboard, validate and pay contributors located in many jurisdictions. Depending on the processing activity and our respective responsibilities with service providers and enterprise customers, we may act as a controller under the GDPR and comparable regimes, which subjects us to obligations regarding lawful basis, data minimization, retention, cross-border transfer and responses to individual rights requests. A failure to meet those obligations, or a claim by a contributor that we have failed to meet them, could result in investigations, enforcement actions, fines and litigation, and could disrupt our ability to recruit and pay contributors.

The EU General Data Protection Regulation (“GDPR”) and the UK GDPR impose stringent privacy requirements, increase compliance costs, and authorize substantial fines for non-compliance. The United Kingdom’s Data (Use and Access) Act 2025 has amended aspects of the UK’s data protection framework, resulting in requirements that may differ from those applicable in the European Union and may require us to adjust our compliance practices, including a new right to complain. Several countries have enacted or are considering laws mandating local storage and processing of data or restricting cross-border data flows, potentially requiring us to modify systems architecture or withdraw certain services from affected jurisdictions.

In the United States, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”) and many similar or forthcoming state privacy laws impose restrictions on the collection and use of personal information, sometimes with heightened protections for minors, provide various rights to consumers, and may provide private rights of action for certain data breaches. All 50 U.S. states, the District of Columbia, and U.S. territories have enacted breach-notification laws, and several require implementation of comprehensive cybersecurity programs. Further, a growing number of states require data brokers, meaning businesses that knowingly collect and sell personal information about individuals with whom they have no direct relationship, to register with state authorities among other requirements. In addition, there has been a significant increase in putative class action activity under privacy and privacy-related laws, often with claims for statutory damages and demands for changes in business operations. Compliance with these requirements increases operational costs and the risk of liability.

In recent years, U.S. and European lawmakers, regulators, and plaintiffs’ attorneys have voiced concern about electronic marketing and the use of third-party cookies and similar technology for online behavioral advertising and other passive tracking. Regulation of cookies and related litigation may result in broader restrictions on our online activities, including efforts to understand followers’ internet usage and promote ourselves to them.

We utilize AI, which could expose us to liability or adversely affect our business. The adoption of generative AI technologies in our products and operations introduces distinct risks, notably in data management and data privacy. No assurance can be provided that our use of such AI technologies will enhance our products or operations or produce the intended results. We incorporate AI into products and features such as pAInt and AI-powered content creation, use AI and machine learning for content moderation, personalization and recommendations, and employ AI tools in software development, marketing and other internal workflows. These AI systems could inadvertently process or expose sensitive information relating to our users, creators, contributors, customers or business. Information submitted to third-party AI tools could, depending on the relevant service’s terms and settings, be retained, used to train or improve models, or disclosed without authorization. If this were to occur, we could face reputational damage and legal challenges, particularly if confidential information were exposed or false or inaccurate information were disseminated. Any integration of AI technologies into our or any of our third-party service providers’ operations, products or services may pose new or unknown cybersecurity risks and challenges. Even if we successfully integrate AI technologies into our workflows, subsequent developments in underlying AI models could result in output that is incorrect, insufficient or outdated. Additionally, the use of AI systems in connection with personal and proprietary business information may heighten the risk of unauthorized access to or disclosure of sensitive customer, contributor, user and company information. Such disclosures could result in identity theft, financial fraud and non-compliance with privacy and data protection laws and regulations, thereby exposing us to regulatory penalties and legal liabilities. Further, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias or contain other errors or inadequacies, any of which may not be easily detectable. We increasingly rely on AI and machine learning to personalize content and recommendations, support content moderation and user engagement, and assist with software development, content production and other internal operations. If these algorithms are flawed, or if the underlying data is inaccurate, it could lead to inappropriate or inaccurate content and recommendations, software defects, impaired user experiences or flawed operational decisions, which could negatively impact our revenues, margins and financial performance.

Separately, our DataSeeds business supplies image, video and audio datasets to customers developing, training, fine-tuning and evaluating AI models, and deficiencies in the quality, provenance or rights associated with those datasets could expose us to customer claims, remediation costs or contractual liability. AI has also been known to produce false or “hallucinatory” inferences or outputs, may present ethical issues and may subject us to new or heightened legal, regulatory, ethical or other challenges. In addition, inappropriate or controversial data practices by developers and end-users or other factors adversely affecting public opinion of AI could impair the acceptance of AI solutions, including those incorporated into our products and services. If the AI tools that we use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to license content through DataSeeds, we also may incur liability through violations of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party

In parallel, legislators and regulators globally are moving quickly to address AI-specific risks and operators of AI systems may face significant compliance obligations. California and Colorado have enacted AI laws imposing transparency, risk-management, and accountability requirements, and other states are considering similar measures. For example, Colorado’s SB 24-205, effective in 2026, will require deployers and developers of high-risk AI systems to implement risk management policies, conduct impact assessments, and provide transparency disclosures. Additional state and federal legislative activity may result in further binding obligations. In addition, the EU Regulation on Artificial Intelligence (“EU AI Act”) entered into force in August 2024, with phased applicability beginning in 2025, imposing obligations on providers and users of AI systems, including risk classification, data-governance, documentation, transparency, and human-oversight requirements, backed by significant fines for non-compliance. In addition to these EU-wide requirements, EU Member States are beginning to introduce their own individual AI laws, which have the potential to go beyond those requirements of the EU AI Act. The UK, Canada, Australia and Brazil, and several Asia-Pacific markets, are developing their own AI-specific legal frameworks, and the EU AI Act also prohibits certain practices outright. Complying with overlapping and potentially inconsistent regimes may require us to modify algorithms, retrain models, restrict features, alter data-handling practices, or delay or forego product launches.

Regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these emerging technologies. The technologies underlying AI and their uses are subject to a variety of laws and regulations, including intellectual property, privacy and data protection, consumer protection, competition and equal opportunity laws, and may be subject to increased regulation, new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various United States governmental and regulatory agencies, and various U.S. states and foreign jurisdictions are applying, or considering applying, their platform moderation, cybersecurity and data protection laws and regulations to AI or adopting general legal frameworks for AI. The implementation and interpretation of these requirements may affect how we develop, deploy and use AI technologies, as well as the requirements our DataSeeds customers impose regarding dataset provenance, documentation and permitted uses. Certain violations of the EU AI Act, including engaging in prohibited AI practices, may result in substantial administrative fines, with fines for prohibited practices reaching up to €35 million or 7% of annual worldwide turnover, subject to applicable provisions, including special rules for qualifying small and medium-sized enterprises.

In addition, as major platforms and competitors integrate their own AI features, such as Google’s AI Overviews in search, AI-driven emoji rendering, or direct delivery of wallpaper and personalization content, traffic to our properties, including the Zedge Marketplace, and particularly Emojipedia, which has already experienced a precipitous decline as a result of the Google feature and the Zedge Marketplace, could decline, which could adversely impact user acquisition, engagement, and monetization. AI outputs may also inadvertently infringe third-party intellectual property, produce flawed, biased, misleading, or harmful content, or fail to meet user expectations, exposing us to legal claims, regulatory scrutiny, and reputational harm.

Efforts to comply with this complex and evolving legal landscape may require substantial modifications to our data-processing practices, AI governance, and product features, increasing operational costs and reducing speed to market. Failure to comply, or perceived failure to comply, with applicable privacy, security, or AI-related obligations may result in investigations, enforcement actions, litigation, fines, negative publicity, loss of user trust, and other harm to our business, financial condition, and results of operations. Moreover, compliance failures or breaches by our service providers or other third parties with whom we share data may subject us to liability and reputational damage even if we are not directly at fault.

Laws regulating online platforms and digital content services may impose additional compliance obligations and penalties on us.

The European Union Digital Services Act (the “DSA”) may apply to our business operations and imposes requirements on covered intermediary and online platform services, including obligations concerning illegal content notices, content moderation, transparency and certain advertising practices. If we were required to change our business activities, revise or eliminate services, or implement burdensome compliance measures, our business and results of operations could be harmed. We may be subject to fines, penalties and litigation, including class action lawsuits, if we fail to comply with applicable privacy, data security or digital services laws. The costs of compliance with, and other burdens imposed by, these evolving laws may limit the use and adoption of our products and reduce overall demand.

Similarly, the UK has implemented the Online Safety Act 2023 (“OSA”), which regulates “user-to-user” services and imposes additional obligations on covered service providers, potentially increasing liability in relation to content hosted and shared on their services. Our business allows users to create accounts and upload content that can be accessed or encountered by other users. Determining and maintaining compliance with applicable obligations under the DSA, OSA and comparable laws in other jurisdictions may require ongoing legal, operational and technical resources. Any breaches of such laws (to the extent they apply) may also lead to penalties and reputational damage.

These developments, whether arising from statutory changes, administrative rule-making or industry-imposed standards, could materially and adversely affect our operations, competitive position and results of operations.

RISKS RELATED TO CONTENT AND INTELLECTUAL PROPERTY

If we face intellectual property infringement claims arising from content offered through Zedge Marketplace, GuruShots, or DataSeeds, or are unable to license, acquire or otherwise obtain access to compelling content and services at reasonable cost, or if we do not develop or commission compelling content of our own, the number of users may not grow as anticipated, or may decline, or users’ level of engagement may decline, all or any of which could materially harm our business and operating results.

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

We believe that users value high-quality content. As such, we may need to make substantial payments to third parties from whom we license or acquire such content, or who create content on our behalf. Our ability to maintain and build relationships with such third-party providers may become important to our success. As competition for compelling content increases both domestically and internationally, our partners may alter business terms under which they avail their content and services to us and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. A change in these commercial terms could harm our operating results and financial condition. Further, much of the content that we acquire may only be available on a non-exclusive basis, allowing competitors to offer this content to our disadvantage.

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

From time to time, we are subject to claims from owners of technology, patents, copyrights, trademarks, trade secrets and content and we could potentially be subject to claims from individuals, companies or regulators for violations of privacy rights or data security laws. There may also be new laws and regulations that are adopted that change the rules related to the safe harbor for user generated content and ultimately requiring us to pay licensing fees. The use of AI-generated content raises complex intellectual property considerations, including questions about ownership rights and potential infringement of third-party intellectual property. Uncertainties in intellectual property law regarding AI outputs may expose us to legal disputes and challenges in protecting our proprietary content. We may need to invest in legal expertise and adjust our content policies to navigate these complexities effectively, increasing costs and potential liability. If a claim of infringement, violation of privacy rights or violation of data security laws is brought against us that we are not able to successfully and cost-effectively defend, we may be required to pay substantial penalties or other damages and fines, remove relevant content, enter into license agreements that may not be available on commercially reasonable terms or at all or be barred from any of the third-party distribution platforms. Even though the allegations or claims could be baseless, our defense against any of these allegations or claims would be both costly and time-consuming and could significantly divert the efforts and resources of our management and other personnel. Separately, because DataSeeds licenses content to third parties rather than only making it available to consumers on our platforms, a claim that content in a delivered dataset infringes or violates the rights of a third party or violates privacy or data security laws may be asserted against us or the customer based on the fact we are the supplier of that content, and our customers may seek indemnification from us in respect of such a claim. In most cases, our agreements with DataSeeds customers require us to provide such indemnification and any indemnification claims are not capped or limited to a maximum amount which means that our liability for such indemnification claims could far exceed any revenues we receive from such customers. As described under Legal and Regulatory Risks, the safe harbor regimes that limit our liability for hosting user-generated content do not extend to content that we license to third parties. There is also active and unresolved litigation concerning whether the use of copyrighted works to train artificial intelligence models constitutes infringement, together with legislative proposals in several jurisdictions that would address the question directly. The outcome is uncertain and could affect us in more than one direction. A determination that training on copyrighted works requires a license could increase demand for content of documented provenance, which is a basis on which we compete. A determination that such use does not require a license, or the adoption of broad exemptions, could reduce the value that customers place on licensed content. Adverse developments could also create exposure in respect of datasets that we have already delivered, or cause customers to defer purchases while the law remains unsettled.

Our ability to grant rights to customers may be limited by the rights we obtain from contributors and production partners, and defects in rights associated with content already used to train AI models may be difficult or impossible to remedy.

Our rights in the content that we receive through DataSeeds vary by arrangement. In some cases we acquire ownership of the content, and in others the contributor or production partner retains ownership and grants us rights permitting specified uses, including use for AI training. Where we hold rights licensed to us rather than ownership, or where any required consents or releases from creators or those depicted in content are restrictive or not obtained, the rights that we are able to grant to a customer are limited by, and no broader than, the rights that we obtained. Contributors and production partners may not own or control all rights they purport to grant, the licenses, consents or releases we obtain may be invalid or insufficient for a customer’s intended use, and applicable law may restrict that use even where we have obtained contractual permission. In addition, certain rights, including moral rights in some jurisdictions and the privacy or publicity rights of persons depicted in content, may be subject to restrictions on assignment or waiver that cannot be fully addressed through a contributor or production partner agreement. If a customer believes that it acquired broader rights than we conveyed, if a license we obtained proves narrower than we understood, or if a customer’s intended use exceeds the scope of the rights we hold or the consents or releases we have obtained, we may face contractual disputes, demands for indemnification, claims for violations of privacy or data rights, or requests that we obtain additional rights that a creator may decline to give or may condition on further payment. In addition, once content has been used to train or evaluate an artificial intelligence model, removing its influence from that model may be technically difficult, costly, or impracticable. Where a contributor revokes a consent, a rightsholder asserts a claim, a court or regulator orders removal, or we determine that content should not have been delivered, we may be able to remove that content from our catalog and from future deliveries but not from models that have already incorporated it. Contractual restrictions on a customer’s use of delivered content may therefore be difficult to enforce as a practical matter, and the remedies available to us or to a claimant may be limited to monetary compensation. This limits our ability to cure a defect in the rights underlying content that we have already delivered, and could expose us to claims that we are unable to resolve by removing the content at issue.

We may not be able to prevent others from unauthorized use of our intellectual property, which could materially harm our business and competitive position.

We regard our trademarks, service marks, patents, domain names, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on trademark and patent law, trade secret protection and confidentiality and license agreements with our employees and others to protect our proprietary rights. As of July 31, 2026, we have registered, amongst others, the following domain names: www.zedge.net, www.zedge.com, www.emojipedia.com, www.emojipedia.org, and gurushots.com. In addition, we have been granted trademark protection for “Zedge” and a stylized “D” logo in the United States, Canada, European Union, United Kingdom, and India, “We Make Phones Personal,” “Zedge, Everything You,” “Tattoo Your Phone,” “Shortz – Chat Stories by Zedge,” “NFTs Made Easy,” and “pAInt” in the United States, for “TapeDeck” in the United Kingdom. , “Emojipedia” in the United States, European Union, United Kingdom and Australia, “World Emoji Day” in the United States and United Kingdom, “GuruShots” in the United States, Canada, European Union, and United Kingdom, and “GuruShots” logo in the United States, Canada, European Union and India. We have also applied for trademark protection for the “DataSeeds.AI” word mark and logo in the United States, and for “TapeDeck” in the United States, Canada and Jamaica. We have also obtained copyright registrations for the GuruShots mobile and web-based applications, and our flagship app, Zedge.

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

RISKS RELATED TO INFORMATION TECHNOLOGY AND DATA SECURITY

Our business depends on our ability to collect and effectively use data to serve relevant advertising, deliver suitable content, and identify prospective advertisers, and any limitation on the collection and use of this data could significantly diminish the value of our services, cause us to lose advertisers, make us less attractive to prospective advertisers, and harm our revenues.

When a user uses our products and services, we may collect information about them, including information that constitutes “personal data” or “personal information” under applicable privacy laws. This may include, but is not limited to, the user’s name, telephone number, email address, web cookies, Meta and other login credentials, phone model, operating system, location, Android Advertising ID (“AAID”), Apple’s Identifier for Advertising (“IDFA”), as well as information relating to their interaction with advertisements and content appearing within our products. We use some of this data to provide a better experience for the user by delivering both relevant content and advertisements. We also use some of this data to help us target prospective customers and for advertising reporting purposes.

Internet-enabled devices, browsers, and operating systems, controlled by third parties, offer options that allow users to disable or limit functionality that supports advertising and analytics. Device and browser manufacturers may include or expand these features as part of their standard specifications. For example, Apple deprecated its unique device identifier, replaced it with the IDFA and, beginning in 2021, required affirmative opt-in consent before an application may access it. Google pursued a different course and then reversed it. In April 2025, Google announced that it would not introduce a standalone third-party cookie prompt in Chrome and would instead maintain its existing user choice settings, and in October 2025, Google announced that it was discontinuing most of the Privacy Sandbox technologies on both Chrome and Android, including Topics, Protected Audience, Attribution Reporting, Protected App Signals and the SDK Runtime. The near-term effect of these decisions is to preserve identifiers and signals on which digital advertising currently depends, but they also remove the replacement infrastructure that the advertising industry had been directed to build toward, which leaves the longer-term availability of advertising identifiers and measurement signals unresolved. If users elect to opt out of data sharing, we will be curtailed in our ability to deliver effective advertising, which could negatively affect our digital advertising revenues.

The regulatory landscape for online tracking continues to evolve, particularly in relation to the use of cookies and similar technologies. In the EU, UK, and certain other jurisdictions, businesses are required to obtain informed user consent before placing non-essential cookies or engaging in behavioral advertising. To facilitate compliance, many publishers, including us, employ consent management platforms (“CMPs”) that present cookie banners or preference centers, record user choices, and transmit consent signals to advertising partners. However, CMP implementation increases operational complexity, may cause user friction, and can materially reduce the percentage of users granting consent for personalized advertising. Consent rates vary widely by market and by the design of the consent interface, and further regulatory changes or browser-level restrictions on consent frameworks could depress those rates further. A sustained drop in consent rates would directly impact the volume and value of addressable advertising inventory.

Advertisers or advertising partners may decide not to allow us to collect some or all of the data we require or may contractually limit how we can use it. Any limitation on our ability to collect behavioral, engagement, or device data would likely make it more difficult for us to deliver relevant content to our users and effective advertising campaigns that meet advertiser demands.

Our contracts with advertisers generally permit us to aggregate data from campaigns; however, advertisers might nonetheless request that we discontinue using previously aggregated data. Complying with such requests may be difficult or impossible and could require us to invest significant resources. Interruptions, failures, or defects in our data collection, analysis, and storage systems, combined with privacy concerns, consent-management restrictions, and regulatory changes, could limit our ability to aggregate and analyze mobile device user data. If that happens, we may be unable to optimize ad placement for our advertisers, making our services less valuable and potentially resulting in the loss of advertisers and materially reduced revenues.

DataSeeds depends on data of a different kind. In addition to the advertising and engagement data described above, we collect and retain information establishing the provenance of the content that we license, including contributor identity and account information, the terms on which contributors granted rights to us, consents and model releases, biometric data of individuals depicted in the content, and metadata describing how and where content was captured. The commercial value of our datasets rests in substantial part on our ability to produce that record when a customer asks for it. If we were unable to retain or produce it, whether because of a system failure, a loss of data, a deletion obligation imposed by privacy law, a request or withdrawal of consent from a contributor or from a person depicted in content, or a defect in how the record was captured in the first place, the content in question could lose its premium or become unsalable and we could be unable to satisfy customer diligence or contractual verification requirements. Privacy law can also seemingly pull in the opposite direction from provenance, because obligations to minimize and delete personal data can conflict with the need to retain identity records, consents and releases for as long as the content remains in use. Analysing these apparent conflicts and balancing competing objectives can require investment, and ultimately conclude with outcomes that may not entirely satisfy all such competing objectives. Some of the data we collect, such as biometric data of individuals depicted in the content, may also constitute special category data under applicable privacy laws, which imposes heightened requirements. In the United States, biometric identifiers and information, including face geometry and voiceprints that may be derived from images, video or audio, are regulated by state laws such as the Illinois Biometric Information Privacy Act (“BIPA”), which provides a private right of action with statutory damages for each violation, as well as comparable laws in Texas and Washington and the sensitive data provisions of comprehensive state privacy laws. These laws generally require notice and written consent from the individual whose biometric data is collected, which may be difficult to obtain or verify where the individual depicted in content is not the contributor who uploaded it. Claims under these laws, including class actions, could result in substantial damages and could require us to remove content from our datasets or limit the datasets we are able to offer.

Any significant system or network disruption or cyberattack could have a material adverse effect on our business prospects and results of operations.

We rely heavily on complex information technology systems and networks to operate our business efficiently. Any significant disruption or cyberattack affecting these systems could have a detrimental impact on our operations and financial performance. Our technological infrastructure includes systems and services managed by third-party providers. This reliance has become more complex as a result of geopolitical events and disruptions affecting technology supply chains.

All information technology systems and networks face potential vulnerabilities from various sources, including cyberattacks, computer viruses, malicious software, energy blackouts, natural disasters, and telecommunication failures. The artificial intelligence features that we operate in our products, and the artificial intelligence tools that we use internally, introduce additional vulnerabilities. These include manipulation of inputs in order to cause a system to produce unintended output, exposure of information submitted to a tool, and compromise of the third-party services on which those tools depend. Exploitation of vulnerabilities of this kind could result in unauthorized access to sensitive information, disruption of our services, or output on which we cannot rely. In addition, threat actors are increasingly using artificial intelligence to increase the scale, speed and sophistication of attacks, including more convincing phishing and impersonation attempts and faster identification of vulnerabilities, which may make attacks more difficult to detect and defend against. As threats evolve, we expect to continue investing in security measures and monitoring across our systems, including those that incorporate artificial intelligence. We store sensitive data, and any breach, whether physical or electronic, of the systems housing this information could lead to significant risks, including theft or compromise of that data.

Additionally, third-party partners may be granted access to our proprietary information to provide necessary services, which involves a risk of data misappropriation or unauthorized use. A data intrusion into the servers hosting our products could disrupt operations, particularly for products offering online features. The risks associated with such breaches may be heightened by global events, further complicating our cybersecurity posture.

Disruption to our information technology systems, network failures, or security breaches could negatively impact our business continuity, operations, and financial results. These risks extend to our own systems and networks and to the networks, application distribution platforms and payment systems of the third parties on which we depend. External factors, such as our use of distributed and remote work arrangements, geopolitical tensions, and internal factors like data migration and system maintenance, further exacerbate these risks.

Our systems and those of our third-party service providers may not always be fully adequate against all vulnerabilities. We lack redundancy for every system, and our disaster recovery planning may not account for all contingencies. As our digital business continues to expand, we will require increasingly robust internal and external technological infrastructure to meet the demands of our users and customers. Failure to adapt and effectively scale this infrastructure may compromise the performance and reliability of our products and negatively impact our business.

The investment needed to eliminate or address security threats and vulnerabilities before or after a cyber-incident could be material. Our remediation efforts may not be successful and could result in interruptions, delays or cessations of service, and loss of existing or potential suppliers, users, creators or customers. As threats related to cyberattacks continuously evolve and grow, we may also find it necessary to invest additional resources in protecting our data and infrastructure, which may impact our results of operations. Although we have insurance coverage protection against cyberattacks, it may not be sufficient to cover all possible claims stemming from security breaches, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events, and we may suffer losses that could have a material adverse effect on our business.

We could also be negatively impacted by existing and proposed laws and regulations in the United States, Lithuania, Israel, the European Union, United Kingdom, and other jurisdictions, as well as government policies and practices related to cybersecurity, data privacy, data localization and data protection. In the European Union and the United Kingdom, these include the EU GDPR and its UK equivalent, under which regulators may impose fines of up to the greater of 4% of worldwide annual turnover and €20 million (or £17.5 million in the UK), and may order us to suspend or cease processing. We may also face claims from individuals or representative bodies.

In the United States, the CCPA, and comprehensive privacy laws in a growing number of other states grant residents rights to access, delete and correct their personal information and to opt out of the “sale” or “sharing” of personal information and of targeted advertising, impose heightened requirements for sensitive personal information such as precise geolocation and biometric data, and, in some states, require recognition of browser-based opt-out preference signals and the performance of risk assessments. Because our advertising model relies on disclosures of identifiers and device data to advertising partners that may constitute a “sale” or “sharing” under these laws, increased exercise of opt-out rights could reduce the value of our advertising inventory. In addition, the Federal Trade Commission and state attorneys general actively enforce against privacy and data security practices, and against representations about the use of artificial intelligence, that they consider unfair or deceptive, including where a company uses personal information or user content for purposes, such as training artificial intelligence models, that were not clearly disclosed when the information was collected. Remedies in such actions have included civil penalties, long-term compliance obligations and orders to delete data and any models or algorithms developed using it.

The legal framework governing artificial intelligence is also developing rapidly in the United States. Several states have enacted laws that impose transparency, documentation or risk-management obligations on developers and deployers of artificial intelligence systems, including requirements to disclose information about the data used to train generative artificial intelligence models, and additional federal and state legislation and regulation is under consideration. We use content and data contributed by users and creators to provide our generative artificial intelligence features and DataSeeds licenses datasets sourced from our creator network to customers for use in training artificial intelligence models. These activities could subject us to claims, including class actions, alleging that the use of such content or personal information for artificial intelligence training infringes intellectual property or publicity rights, violates privacy laws, or exceeds the rights or consents granted to us by contributors or by individuals depicted in content. Complying with new artificial intelligence laws, or defending against such claims, could require us to change our practices, obtain additional consents, remove content from our datasets, or limit the features or datasets we offer.

Laws and regulations designed to protect children online are expanding rapidly in the jurisdictions in which we operate. Existing rules in the EU, UK and the United States already restrict profiling and behavioral advertising directed at children. In addition, the European Union has proposed legislation that would set minimum ages for access to certain online services and impose new safety-by-design obligations on a broad range of services. The UK government has also announced a ban on social media use by children under 16, along with restrictions on certain features of other online services. We do not yet know what final form these measures will take or whether and to what extent they will apply to our products and services. However, they could require us to implement age verification, modify features, limit advertising and data use for younger users, or restrict or cease offering some or all of our products and services to users under 18 in affected jurisdictions. Any of these outcomes could increase our compliance costs, reduce our user base and advertising inventory, and adversely affect our business and results of operations.

We transfer personal data internationally in reliance on currently approved mechanisms. If these mechanisms are invalidated or restricted, we may be unable to transfer such data or deliver datasets to customers without facing additional administrative burdens and incurring additional costs.

In the United States, federal rules restricting transfers of bulk U.S. sensitive personal data, including biometric identifiers, to certain countries of concern and to persons associated with them may also restrict to whom, and on what terms, we can license datasets containing data of U.S. individuals, and may require us to implement additional diligence, contractual and security measures.

Furthermore, the exploitation of our systems can adversely affect our products and services. The virtual economies within many of our digital offerings are particularly susceptible to abuse and fraudulent activities. Despite implementing ongoing measures to prevent such issues, activities like the illicit generation and sale of accounts or virtual items can result in loss of revenue, interfere with the experience of our users, and cause reputational harm.

In addition, the platforms that we use to distribute our apps may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology which consists of controls designed to identify and manage cybersecurity risks, and we could be negatively impacted to the extent we are unable to comply with such standards.

DataSeeds changes the nature of this exposure. The datasets that we assemble and license are themselves valuable assets, and their value depends in part on exclusivity. Unauthorized access to, copying of, or exfiltration of a dataset, whether from our systems, from a production partner, from a service provider used to store or transfer it, or from a customer, could reduce or destroy the value of inventory that we have not yet licensed as well as the value of deliveries already made, and, unlike many kinds of stolen data, a dataset can be used or resold without the theft becoming apparent. We also hold personal data of contributors across many jurisdictions, including identity, contact, tax and payment information and, in certain cases, consents and releases relating to individuals depicted in content. A breach of our systems or of those of our service providers could therefore require notification to regulators and to affected individuals under a range of privacy and breach notification laws and could expose us to claims by contributors and by the subjects of content.

In addition, the integrity of our data matters as much as its confidentiality. Because our datasets are used as inputs to our customers’ models, unauthorized modification of content, of the annotations or metadata associated with it, or of the records establishing its provenance could cause us to deliver content that does not conform to a customer’s specification or that we are unable to substantiate, and a defect of that kind may not be detected until after delivery. Our enterprise customers also conduct security diligence before contracting and impose contractual security requirements, which may include audit rights, third-party certifications, penetration testing and breach notification periods shorter than those required by law. If we are unable to satisfy those requirements, or if we experience a security incident, we could lose existing customers, fail to win new ones and face contractual claims in addition to any regulatory consequences.

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

Investors have suffered, and may suffer further dilution.

We have and may engage in further equity financing to fund our future operations and growth or acquisitions. If we raise additional funds and/or provide consideration in acquisitions by issuing equity securities, stockholders may experience significant dilution of their ownership interest (both with respect to the percentage of total securities held, and with respect to the book value of their securities) and such securities may have rights senior to those of the holders of our Class B common stock. In September 2026 we issued 2.6 million shares of our Class B common stock, together with five-year warrants to purchase an additional 2.4 million shares of our Class B common stock at an exercise price equal to 110% of the purchase price, in a direct investment of approximately $7.8 million. The shares issued dilute existing stockholders, and exercise of the warrants would dilute them further. The warrants do not become exercisable unless our stockholders approve their exercisability and six months have elapsed from issuance. We may be unable to obtain that approval, in which case the warrants will not become exercisable, and seeking it will require us to incur the costs of a stockholder solicitation. The warrants will not be listed for trading, and the number of shares issuable on their exercise may weigh on the market price of our Class B common stock for as long as they remain outstanding.

Our recent equity investment was made by directors and other insiders, which presents conflicts of interest and further concentrates ownership.

The direct investment of approximately $7.8 million was led by Howard Jonas, our Vice Chairman, with participation from Elliott Gibber, a member of our Board of Directors, and another insider. The purchase price was set by reference to the closing price of our Class B common stock rather than through a marketed offering, the investors received warrants covering 90% of the shares purchased, and we did not engage a placement agent or pay investment banking fees. Transactions between a company and its directors, officers and significant stockholders present conflicts of interest, and stockholders or others may assert that the terms were not those that would have been agreed with an unaffiliated investor, that the process by which they were approved was inadequate, or that the transaction favored insiders. Claims of that kind, whether or not successful, could be costly, could divert management attention and could harm our reputation. The investment also increases the proportion of our equity held by our directors, executive officers and their affiliates, and exercise of the warrants would increase it further, which reduces the influence of our other stockholders and may make a change of control that other stockholders favor less likely.

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

Our stock price could be volatile. The stock market in general and the market for mobile internet companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their Class B common stock at or above the price paid for the shares. The market price for our Class B common stock may be influenced by many factors, including:

●	actual or anticipated variations in quarterly operating results;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	conditions or trends in our industry;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that operate in the advertising, internet or media industries;

●	announcements by us or our competitors of new product or service offerings, significant acquisitions;

●	strategic partnerships or divestitures;

●	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

●	changes to regulations including but not limited to, data privacy, and copyrighted content;

●	capital commitments;

●	additions or departures of key personnel; and

●	sales of our Class B common stock, including sales by our directors and officers or specific stockholders.

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

Michael Jonas is our controlling stockholder, Executive Chairman, Chairman of our Board of Directors, and, as of October 26, 2026, had voting power over approximately 61.4% of the combined voting power of our outstanding capital stock. In addition, in September 2026 our Vice Chairman, a member of our Board of Directors and another insider purchased shares of our Class B common stock and warrants in a direct investment, which increased the proportion of our equity held by insiders and would increase it further if the warrants are exercised. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

If securities or industry analysts do not publish research or publish unfavorable research about our business or our stock, our stock price and trading volume could decline.

The trading market for our Class B common stock relies in part on the research and reports that equity research analysts publish about us and our business. Currently, only one investment bank, Maxim Group LLC, publishes equity research about Zedge and there are no guarantees that they will continue providing coverage in the future. We may never obtain research coverage by other equity research analysts. Equity research analysts may elect not to provide research coverage of our Class B common stock, and such lack of research coverage may adversely affect the market price of our Class B common stock. We do not have any control over the equity research analysts or their content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issues other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price and/or trading volume to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Our cybersecurity framework (which includes management of related risks) is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology, the Center for Internet Security Controls, and ISO 27001. We do not certify that we meet any particular technical standards, specifications, or requirements, but we use the aforementioned frameworks and standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We use these frameworks, together with information collected from internal assessments, to develop policies for the use of our information assets (e.g., IT business information and information resources such as mobile phones, computers and workstations), access to specific intellectual property or technologies, and protection of personal information. We seek to protect these information assets through a variety of technical and organizational measures and identity and access management frameworks, including role-based access control, attribute-based access control, least privilege, need-to-know access and multi-factor authentication, which we require for access to our core resources. We also use endpoint detection and response tools intended to reduce the risk posed by emerging malware, rootkits, spyware, ransomware and similar threats to our endpoints and systems.

We also work with internal stakeholders across the Company to integrate foundational cybersecurity principles into our operations, including the employment of multiple layers of cybersecurity defenses, restricted access based on business needs, and measures designed to support the integrity of our business information. We train our employees on cybersecurity awareness topics, including social engineering attacks, confidential information protection, and emerging threats and we conduct simulated phishing attacks designed to improve their awareness.

We classify licensed datasets, content, annotations, metadata, and provenance records as high-value information assets subject to enhanced access controls — which may include role-based and attribute-based permissions, audit logging, and encryption at rest and in transit — and we seek to restrict access to those assets to personnel with a business need. Content delivered or transferred to enterprise customers is governed by customer-specific entitlement controls designed to limit access to authorized recipients under the terms of applicable agreements, and transfers are generally subject to monitoring and logging. Certain personal data relating to contributors — including identity, tax, payment, and consent and release information — is maintained in systems logically separated from our content and production environments and is subject to a dedicated data protection program based on applicable legal requirements across the jurisdictions in which we operate.

We maintain a business continuity program designed to address material risks to business operations, and our disaster recovery planning is reviewed and updated on a periodic basis.

We have standing engagements with incident response experts and external counsel, including through our cyber insurance. We collaborate with industry experts and cybersecurity practitioners at other companies to exchange information about potential cybersecurity threats, security practices and trends. The sources we review as part of our threat monitoring include information on vulnerabilities, attack patterns and TTPs (Tactics, Techniques, and Procedures) released by the Cybersecurity and Infrastructure Security Agency (CISA) and the National Institute of Standards and Technology (NIST) and the “Threat Landscape” report published by the European Union Agency for Cybersecurity (ENISA).

We also have an internal incident response team that addresses security events triggered by our Security Information and Event Management (SIEM) system. Monitoring of our infrastructure, from endpoint devices to virtual clusters, is intended to help detect potential interception of internal communications and to reduce the risk of leakage of business-critical data.

Our cybersecurity risk management extends to risks associated with our use of third-party service providers. We perform risk-based security and compliance diligence on new vendors before they are engaged, with the results considered against the risk tolerance set by management. Where a vendor’s engagement involves the processing of personal data on our behalf, this diligence is conducted as part of the same vendor management process designed to address applicable data protection requirements, which, as applicable to the particular engagement, may include execution of a written data processing agreement, assessment of whether the vendor acts as our processor or as an independent controller, flow-down of sub-processor obligations, and implementation of a cross-border transfer mechanism.

Our vulnerability management program involves scanning and testing of systems, endpoints, virtual environments, and cloud-based assets to identify potential software flaws, misconfigurations, or exposure points. Once vulnerabilities are detected, we prioritize remediation based on risk impact and business criticality, and we seek to address identified gaps in a timely manner. This approach is intended to harden our infrastructure, reduce our attack surface and align our practices with recognized industry frameworks.

As part of our secure development lifecycle (SDLC), we conduct both automated and manual code reviews intended to assess whether the applications we deliver to our users are resilient against exploitation and designed to limit data leakage. By incorporating security controls throughout the development process, from design to deployment, we seek to protect the confidentiality, integrity and reliability of our systems and data. This approach is also intended to support our compliance with applicable regulatory requirements.

In response to the growing use of AI by bad actors, we seek to adapt our internal policies, procedures, and control mechanisms to address AI-driven threats, including:

●	Automated phishing campaigns and deepfake content used for impersonation or fraud.

●	Malicious code generation via large language models.

●	Adversarial attacks that manipulate input data to bypass security algorithms.

●	AI-assisted vulnerability scanning and exploitation of system weaknesses.

Our multi-layered defense strategy includes:

●	Monitoring and anomaly detection, including machine learning-based tools, designed to help identify AI-driven attack patterns.

●	Overseeing the integration of security requirements into our software development practices.

●	Employee training on AI-related risks, such as synthetic media, prompt injection, and suspicious automation.

●	Third-party risk assessments that evaluate the AI capabilities of vendors and partners to help identify and reduce external exposures.

●	Incident response procedures that take into account AI-related scenarios, such as automated botnet coordination or synthetic identity fraud and our regulatory requirements in respect of notification to regulators and affected individuals where relevant.

These practices are intended to help us adapt our defenses as AI-driven threats evolve. The measures described in this Item reduce but do not eliminate cybersecurity risk, and we cannot assure that our controls will prevent or detect every incident. See Item 1A, Risk Factors.

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

Management is responsible for day-to-day assessment and management of cybersecurity risks and reports regularly to the audit committee. Our data protection officer assists the organization with monitoring internal compliance and informing and advising on data protection obligations in respect of cybersecurity.

Zedge’s cybersecurity risk governance helps our organization understand and implement cybersecurity governance practices that support long-term cybersecurity goals beyond the day-to-day information security tasks, and to align with legal and regulatory requirements and with the direction of the Company, by:

●	Developing a cybersecurity culture in which employees understand that they are stakeholders in cybersecurity and are expected to be proactive in risk mitigation and remediation.

●	Cyber risk assessments which identify cybersecurity business risks and the Company’s cybersecurity gaps and vulnerabilities. Using agreed-upon key performance indicators (KPIs), stakeholders can measure the Company’s cybersecurity capabilities. This supports our ability to assess the effectiveness of our vulnerability identification and remediation activities.

●	An Accountability Framework which measures performance across departments and systems and is designed to make those identified as responsible for meeting objectives aware of the results and to have them work with the cyber risk governance team leader to improve them. Established metrics and consistent feedback support our ability to monitor, review and enforce cyber risk governance plans. In turn, through these processes, we improve our framework, remediate serious issues, and update organizational cyber risk governance roadmaps accordingly.

●	Embedding cybersecurity within the broader enterprise risk management (ERM) strategies to evaluate cyber risks alongside financial, operational, and reputational risks, enabling executive leadership to make informed decisions.

●	Leveraging external threat intelligence and collaborating with industry peers, regulatory bodies, and national cybersecurity agencies to adapt to emerging threats.

●	Embedding security into software development through deployment, with regular code reviews, SDLC checkpoints, and secure architecture principles.

●	Reviewing governance practices, incorporating lessons learned from incidents, audits, and tabletop exercises to refine policies, controls, and strategic priorities.

●	Providing transparent cyber risk metrics and governance outcomes to the board of directors, with the aim of aligning cybersecurity with our strategic priorities.

Item 2. Properties

Since July 2020, we have not maintained a physical headquarters, but maintain a virtual presence as our headquarters as our corporate staff has been working remotely. We lease a 4,900 square-foot office in Trondheim, Norway, as well as a development center in Vilnius, Lithuania, that accommodate our product, design, monetization, marketing and technology teams. The Trondheim lease is due to expire in March 2027 and we are exploring alternatives for that space in light of the restructuring we implemented in January 2025 and the shutdown of that office. On June 6, 2025, we signed a lease for a 3,600 square feet office space in Vilnius and moved in on October 1, 2025. We lease approximately 2,200 square feet of office space in Tel Aviv, Israel that accommodates members of both the GuruShots and Zedge teams. The Tel Aviv lease was renewed on August 6, 2026 for another one-year term through October 2027. Our servers are hosted in leased data centers in different geographic locations in the United States. These data centers are owned and maintained by third-party data center providers. The Company believes it has sufficient space to accommodate its employees and operations.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Class B Common Stock

Our Class B common stock is quoted on the NYSE American stock exchange under the trading symbol “ZDGE.” Trading commenced on the NYSE American on June 1, 2016. On October 26, 2026, the last sales price reported on the NYSE American for our Class B common stock was $2.76 per share.

On October 26, 2026, there were 242 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. As of October 26, 2026, all shares of Class A common stock are beneficially owned by Michael Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2026 and which is incorporated by reference herein.

Recent Sales of Unregistered Securities

None.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Repurchases of Equity Securities

In October 2021, our Board of Directors authorized a repurchase program of up to 1.5 million shares of our Class B common stock at a maximum aggregate purchase price of $3 million. In September 2024, upon the completion of the initial $3.0 million repurchase program, our Board of Directors authorized an additional $5 million for the repurchase program with no limitation on the number of shares that may be repurchased. In June 2026, due to the near completion of the additional $5.0 million repurchase program, our Board of Directors authorized an incremental $2.0 million for the repurchase program. As shown in the table below, approximately $1.6 million under the repurchase program remained available as of July 31, 2026.

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

The following table summarizes the share repurchase activity for the fourth quarter of fiscal 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value(3) of Shares that May Yet Be Purchased Under the Program
	(in thousands)		(in thousands)	(in thousands)
May 1, 2026 to May 31, 2026	28	$3.07	28	$229
June 1, 2026 to June 30, 2026	211	$3.04	78	$1,984
July 1, 2026 - July 31, 2026	119	$3.10	119	$1,613
Total	357		225

(1)	The total number of shares purchased includes shares repurchased as part of publicly announced programs and shares repurchased in connection with option net exercise and tax payments due upon option exercise and vesting of deferred stock units awards.

(2)	Excluding broker commissions

(3)	Including broker commissions

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

Overview

We build and operate creator communities that collectively serve approximately 19.3 million monthly active users across the Zedge Marketplace and GuruShots. Zedge Marketplace, our flagship platform, is a leading marketplace for mobile personalization content and includes pAInt, our generative AI creation suite. GuruShots is a photo competition game in which photographers of all skill levels compete, vote and improve through gamified photo challenges. DataSeeds.AI (“DataSeeds”) is our business-to-business offering, delivering multimodal datasets spanning images, video and audio, including egocentric video for robotics training, that are rights-cleared and built to customer specification. We use the term “rights-cleared” to mean that we have obtained from the asserted creator (or, if applicable, the owner or any depicted individual) ownership or a license (and if required consent or release) permitting use of the content for AI training and any other agreed customer use and rely on those rights or other authorizations to address any claims that the intended use of the content violates the rights of a third party. This reduces but does not eliminate all risk related to our use of the content. Demand for this kind of data comes from organizations that develop, train, fine-tune or evaluate models on real-world imagery, video and audio. That includes frontier model developers, large technology companies and robotics manufacturers, and it extends to enterprises applying AI within specific industries, consumer and creative software platforms, and data services companies that incorporate our content into their own offerings. We have delivered datasets at scale over multiple quarters, produced to customer specifications. To date, we have served a small number of these customers. The content foundation for DataSeeds is supplied by our proprietary creator communities across the Zedge Marketplace and GuruShots. Our portfolio also includes Emojipedia, a leading reference for emoji definitions, information and news.

We are part of the “Creator Economy,” which Coherent Market Insights estimated to be worth approximately $252 billion globally in 2025 and projected to reach approximately $1.3 trillion by 20333.We view the Creator Economy as an opportunity to expand our business, particularly as we expand into the business-to-business market with DataSeeds. The market for AI training data is also growing rapidly, and Grand View Research estimates it will reach $3.9 billion in 2026, with image and video representing the largest data modality at 41.9% of the market in 20254.

Our business consists of two reportable segments: Zedge Marketplace and GuruShots (which includes DataSeeds).

Our Zedge App (which is named “Zedge Ringtones & Wallpapers” in Google Play and the App Store) offers a wide array of mobile personalization content including wallpapers, video wallpapers, ringtones, and notification sounds, and is available both in Google Play and the App Store. Over the past two fiscal years, our Zedge App has had between 19.3 million and 20.5 million monthly active users (“MAU”). MAU for our Zedge App has been declining, and ended with 19.3 million MAU as of July 31, 2026. MAU is a key performance indicator (“KPI”) for our Zedge App that captures the number of unique users that used our Zedge App during the final 30 days of the relevant period. Our platform allows creators to upload content to our marketplace and avail it to our users either for free or, via “Zedge Premium,” the section of our marketplace where we offer premium content for purchase. In turn, our users utilize the content to personalize their phones and express their individuality.

In fiscal 2023, we introduced pAInt, a generative AI wallpaper maker in the Zedge App. Today, pAInt is available for text-to-image, image-to-image, and text-to-audio creation. In addition, we upgraded our paid subscription offering by bundling together an ad-free experience with value adds making the offering more compelling.

We often refer to our freemium ringtones and wallpapers, our subscription offering, the functionality for creators to market their products, and ancillary offerings and features both in our Zedge App and website, as our Zedge Marketplace.

The Zedge Marketplace’s monetization stack consists of advertising revenue generated when users view advertisements when using the Zedge App (and the related functionality under the zedge.net website), the in-app sale of Zedge Credits, our virtual currency that is used to purchase Zedge Premium content, and a paid-subscription offering that provides an ad-free experience to users that purchase a monthly, annual or lifetime subscription. In April 2023, we introduced a subscription tier in the iOS version of the app. As of July 31, 2026, we had approximately 1.3 million active subscriptions.

[3]	Coherent Market Insights, Global Creator Economy Market, https://www.coherentmarketinsights.com/industry-reports/global-creator-economy-market.
[4]	Grand View Research, AI Training Dataset Market Size, Share & Trends Analysis Report, https://www.grandviewresearch.com/industry-analysis/ai-training-dataset-market.

In fiscal 2025, we introduced DataSeeds, which produces rights-cleared multimodal datasets, including egocentric video for robotic training, at scale. Our user base consists of approximately 19.3 million monthly active users across two platforms, Zedge Marketplace, our marketplace for mobile personalization content, and GuruShots, our photo competition game. From that audience, we mobilize a managed network of contributors that produce spec-matched images, audio, and video training data. Our deep experience in consumer mobile products, including onboarding, compliance, gamification, micropayments, and user acquisition, enables us to maintain high contributor quality and consistent production at volume while delivering managed crowd solutions.

We source content for DataSeeds primarily through three channels: an Off-the-Shelf catalog of images, video and audio, content created to order by contributors we recruit directly, and the DataSeeds Production Cloud, our curated global network of professional production partners.

Models are only as good as the data used to train and refine them, and we believe the need for documented, rights-cleared data extends well beyond the largest model developers. Our ability to serve the full range of buyers described above will depend on adding commercial, engineering, and operational capacity that we do not have today. Our plans to extend further along the AI data value chain are described under “Our Strategy” below.

In April 2022, we acquired GuruShots Ltd (“GuruShots”), our photo competition game in which photographers of all skill levels compete, vote and improve through gamified photo challenges. GuruShots offers a platform spanning iOS, Android, and the web that provides a fun, educational and structured way for amateur photographers to compete in a wide variety of contests showcasing their photos while gaining recognition with votes, badges, and awards. We estimate that the total addressable market of amateur photographers using their smartphones to take and publicly share artistic photos is 30-40million people per month. Every month, GuruShots stages more than 300competitions that result in players uploading in excess of 400,000 photographs and casting close to 2.3 billion “perceived votes,” which are calculated by multiplying the number of votes that each player casts by a weighting factor based on various factors related to that user. To improve engagement, GuruShots has adopted a set of retention dynamics focused on individual, team and community dynamics that create a sense of belonging, inspiration, recognition, improvement, and competition.

GuruShots utilizes a “Free-to-Play” business model and generates revenue through in-app purchases of virtual currency. Players can use this currency to unlock competitions or gain an edge by purchasing resources and participating in additional gameplay. Monthly average spend per paying player was approximately $47.6 in fiscal 2026.

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

Since the acquisition, GuruShots has faced challenges in growth and profitability, and its revenue has declined. We have cut costs at GuruShots, including as part of the restructuring initiated in January 2025, and have materially scaled back on paid user acquisition (“PUA”). Our strategy focuses on attracting new users and converting them into recurring, paying players.

Historically, we marketed GuruShots to prospective players primarily via PUA channels including Google, Meta, TikTok and other platforms, utilizing a variety of advertising media and formats, including static and video advertisements. We have significantly reduced PUA investment for GuruShots to improve Return-on-Ad-Spend (“ROAS”) and intend to continue managing PUA spend to prioritize return on ad spend.

We believe that the extensive library of photographs generated by GuruShots players through submissions to GuruShots’ competitions represents a valuable dataset for DataSeeds. We have secured AI training rights to approximately 50 million of these photographs, and we continue to expand the licensable catalog by securing rights to additional photographs. In addition, we introduced a minigame feature within GuruShots through which we make model evaluation services available to AI developers, and we entered into our first agreement for these services in August 2026. The experience is game-like, fun and competitive, and offers a valuable capability to technology companies that need human-ranked content review. Participation in the minigame is limited to human players, and automated participants are excluded.

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

In late September 2025, Google released an update to its Search Engine Results Page (“SERP”) enabling users to copy emojis directly from search results rather than being directed to third-party sites such as Emojipedia. In addition, AI platforms, including ChatGPT and Claude, now return emoji results in response to user queries. These changes have resulted in reduced traffic and reduced revenue. Emojipedia revenue declined 49.4% in fiscal 2026 compared to fiscal 2025. In July 2026, Emojipedia had approximately 34.4 million monthly page views, down 29.0% from July 2025, and approximately 5.7 million monthly active users, down 35.1% from July 2025, of which approximately 38.7% were located in well-developed markets. In light of these developments, we recorded an impairment charge of $3.7 million during the three months ended January 31, 2026, and we are managing Emojipedia for cash generation rather than for growth.

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

Revenue Recognition

We generate revenue from the following sources: (1) advertising; (2) paid subscriptions; (3) other sources, primarily Zedge Premium (the section of our marketplace where we offer premium content for purchase), and (4) digital goods and services. The substantial majority of our revenue is generated from selling our advertising inventory (“Advertising Revenue”) to advertising networks and advertising exchanges. Our weekly, monthly, yearly and life-time subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from our Zedge App. In Zedge Premium, we receive 30% of the net purchase price, after payment of fees to Google Play or the App Store, when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium. Sales and other similar taxes are excluded from revenues.

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

Paid Subscription Revenue: Beginning in January 2019 and April 2023, we started offering paid subscription services sold through Google Play and the App Store, respectively. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play and the App Store process subscription prepayment on Zedge’s behalf, and retain a fee of up to 30%. Subscriptions are nonrefundable after a period of seven days. Paid subscriptions are automatically renewed at expiration unless cancelled by subscribers. While customers can cancel at any time, they will not receive any refund, and will continue to receive the service until the end of the subscription period. The duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. The payment terms for subscriptions sold through Google Play is net 30 days after month-end. The payment terms for subscriptions sold through the App Store is net 45 days after month-end. We recognize subscription revenue ratably over the subscription periods which range from weekly, monthly, yearly and lifetime with lifetime subscriptions having an estimated lifespan of 30 months.

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

In fiscal 2025, we introduced DataSeeds.AI (“DataSeeds”). DataSeeds offers rights-cleared multimodal - image, video, and audio - datasets that companies use to build and train their AI models. We draw on a large and long-standing creator ecosystem built through GuruShots and the Zedge Marketplace, complemented by an extensive global network of vetted professional photographers, videographers, and domain specialists to create “Made-to-Order” bespoke datasets. This unified sourcing model gives predictable, spec-driven control over subject matter, diversity parameters, environments, and capture conditions. It enables fast, high-volume delivery of custom datasets used to support frontier model training, robust computer vision performance, and grounded generative AI. We recognize DataSeeds revenue when datasets are delivered and accepted by our customers.

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

GuruShots is primarily responsible for providing the virtual goods, has control over the content and functionality of games and has the discretion to establish the virtual goods’ prices. Therefore, GuruShots is the principal and, accordingly revenues are recorded on a gross basis. Payment processing fees paid to platform providers are recorded within selling, general and administrative expenses. We report DataSeeds revenue on a gross basis as we are the principal in the transaction.

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

Intangible assets are carried at cost, less accumulated amortization, unless a determination has been made that their value has been impaired. Intangible assets are amortized on a straight-line basis over their estimated useful lives of between five to fifteen years. We review identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. We recorded $3.7 million impairment charges in Q2 of our fiscal year ended July 31, 2026 related to Emojipedia’s intangible assets, See Note 6 Intangible, Net and Goodwill, for additional information.

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

Amortization of these costs is included in depreciation and amortization in the consolidated statements of operations and comprehensive income (loss).

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

Amortization of these capitalized costs is included in depreciation and amortization in the consolidated statements of operations and comprehensive income (loss).

We evaluate these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The Company’s strategic reassessment of GuruShots’ operations in connection with the fiscal 2025 restructuring initiative resulted in a $0.8 million impairment of capitalized software and technology development costs which is recorded in the Company’s consolidated statements of operations and comprehensive income (loss) for the fiscal year ended July 31, 2025. In Q2 of our fiscal year ended July 31, 2026, we recorded $0.1 million impairment charges related to Emojipedia’s capitalized software development costs. See Note 6 Intangible, Net and Goodwill, for additional information.

Stock-Based Compensation

We account for our share-based compensation arrangements in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period or the graded vesting method if awards with market or performance conditions include graded vesting features or if an award includes both a service condition and a market or performance condition. Stock-based compensation is included in selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

Restructuring Charges

The restructuring charges incurred by the Company in fiscal 2025 consisted primarily of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilities restructuring costs associated with the Company’s workforce reduction announced (and substantially implemented) in the second quarter of fiscal 2025. Employee termination benefits are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable. Charges related to facilities restructuring actions are comprised of costs related to early termination of the lease agreement and impairment of the right-of-use asset in connection with the abandonment of the property.

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

We classify interest and penalties on income taxes as a component of income tax expense included in the income tax expense (benefit) line item in our consolidated statements of operations and comprehensive income (loss).

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

In June of 2025, Israel and Iran engaged in the ’12-Day War’ during which Israel and the United States launched strikes on Iranian nuclear and military facilities, assassinating key leaders and scientists. Iranian retaliation included hundreds of missiles fired on Israeli cities; offices and schools were closed amid shelter-in-place orders, and the constant barrage of ballistic missiles launched from Iran and Yemen severely interrupted our operations. A U.S.-brokered ceasefire ended that direct clash on June 24, 2025, but tensions persisted as Iran rebuilt its missile stocks and nuclear capabilities, raising fears of renewed confrontation. Compounding these threats, since the fall of the Assad regime in December 2024, Israel has conducted airstrikes and ground incursions in Syria to neutralize remaining Iranian-linked militias, secure the border, and protect the Druze minority amid sectarian clashes. The Gaza ceasefire under the U.S.-backed framework, reached following the release of all remaining living Israeli hostages, has held broadly, though it remains fragile.

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

AI Technology Trends

●	A key component of our growth strategy involves the adoption and utilization of AI, which introduces certain risks that may materially and adversely affect our business, financial condition, results of operations, and reputation. We incorporate AI into products such as pAInt and rely on AI for development, content moderation, personalization, marketing assets, finance, legal, user engagement, and other functions across our business, but our ability to compete effectively in AI-driven markets and keep pace with better-resourced competitors remains uncertain. Compliance with evolving AI laws, such as the EU AI Act, may impose significant operational costs. Additionally, in late September 2025, Google released an update to its Search Engine Results Page (SERP) enabling users to copy emojis directly from search results rather than being directed to third-party sites such as Emojipedia, and AI platforms, including ChatGPT and Claude, now return emoji results in response to user queries. These developments could significantly diminish the value of our services and materially and adversely affect our revenue, profitability, and prospects. As a result, we recorded a non-cash impairment charge of approximately $3.7 million in the three months ended January 31, 2026 to reduce the carrying amount of the Emojipedia assets group to its estimated fair value, please refer to Note 6, Intangible Assets, Net and Goodwill, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

As of July 31, 2026 MAU declined 16.8% year over year primarily due to higher attrition in North America and Europe. As a result, users in emerging markets represented 78.2% of our MAU as of July 31, 2026 compared to 76.7% a year prior.

ARPMAU increased 30.5% for the three months ended July 31, 2026 when compared to the same period a year ago, primarily due to higher advertising rate and higher subscription revenue.

The following tables present the MAU – Zedge App and ARPMAU – Zedge App for the three months ended July 31, 2025 as compared to the same period a year ago:

	Three Months Ended July 31,
(in millions, except ARPMAU - Zedge App)	2026	2025	% Change
MAU- Zedge App	19.3	23.2	-16.8%
Developed Markets MAU - Zedge App	4.2	5.4	-22.2%
Emerging Markets MAU - Zedge App	15.1	17.8	-15.2%
Emerging Markets MAU - Zedge App/Total MAU - Zedge App	78.2%	76.7%	2.0%

ARPMAU - Zedge App	$0.1207	$0.0925	30.5%

The following charts present the MAU – Zedge App and ARPMAU – Zedge App for the consecutive eight fiscal quarters ended July 31, 2026:

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

The following table shows our MAP and ARPMAP for the three months ended July 31, 2026 as compared to the same period a year ago:

	Three Months Ended July 31,
	2026	2025	% Change
Monthly Active Payers	2,378	3,326	-28.5%
Average Revenue per Monthly Active Payer	$46.6	$43.5	7.1%

The following charts present the MAP and ARPMAP – GuruShots for the consecutive eight quarters ended July 31, 2026:

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

Results of Operations

The following table sets forth certain of our consolidated results of operations data for the fiscal year ended July 31, 2026 compared to the fiscal year ended July 31, 2025:

	Fiscal Year Ended July 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenues	$31,626	$29,398	$2,228	7.6%
Direct cost of revenues	2,229	1,841	388	21.1%
Selling, general and administrative	25,611	27,187	(1,576)	-5.8%
Depreciation and amortization	707	1,149	(442)	-38.5%
Impairment of intangible assets	3,570	-	3,570	nm
Impairment of capitalized software and technology development costs	145	827	(682)	-82.5%
Restructuring charges	-	1,605	(1,605)	-100.0%
Loss on disposal of property and equipment	-	21	(21)	-100.0%
Loss from operations	(636)	(3,232)	2,596	80.3%
Interest and other income, net	542	666	(124)	-18.6%
Net loss resulting from foreign exchange transactions	(172)	(151)	(21)	-13.9%
Income tax benefit	(135)	(325)	190	58.5%
Net loss	$(131)	$(2,392)	$2,261	94.5%

nm-not meaningful

Comparison of Our Results of Operations for the fiscal years ended July 31, 2026 and 2025

Revenues

The following table sets forth the composition of our revenues for the periods indicated:

	Fiscal Year Ended July 31,
	2026	2025	% Change
Zedge Marketplace	(in thousands, except percentage)
Advertising revenue	$21,169	$20,338	4.1%
Paid subscription revenue	6,599	5,093	29.6%
Other revenues	1,897	1,782	6.5%
Total Zedge Marketplace revenue	29,665	27,213	9.0%
GuruShots
Digital goods and services	1,961	2,185	-10.3%
Total revenue	$31,626	$29,398	7.6%

The following table summarizes our subscription revenue for the periods indicated:

	Fiscal Year Ended July 31, 2026
	2026	2025	% Change
	(in thousands, except revenue per subscriber and percentages)
Subscription Revenue	$6,599	$5,093	29.6%
Active subscriptions net increase	347	315	10.2%
Active subscriptions (1) at end of period	1,332	984	35.3%
Average active subscriptions during the period	1,167	789	47.8%
Average monthly revenue per active subscription	$0.47	$0.54	-12.3%

(1)	Active subscriptions include approximately 1.1 million lifetime subscriptions of which 75,000 have been fully amortized.

The following table presents a reconciliation of subscription billings to the most directly comparable GAAP financial measures for the fiscal years ended July 31, 2026 and 2025. We calculate subscription billings by adding the change in subscription deferred revenue between the start and end of the period to subscription revenue recognized in the same period. Subscription billings is a performance measure that we believe provides useful information to our management and investors as it allows us to better track the growth of the subscription-based portion of our business, which is a critical part of our business plan. The $0.6 million and $2.3 million increase in deferred revenue for the fiscal years ended July 31, 2026 and 2025, respectively, were primarily attributable to the life-time subscription offering we introduced in fiscal 2024.

	Fiscal Year Ended July 31, 2026
	2026	2025
Subscription Revenue	$6,599	$5,093
Changes in subscription deferred revenue	621	2,267
Subscription Billings (Non-GAAP)	$7,219	$7,360

The following table summarizes Zedge Premium gross and net revenue for the fiscal years ended July 31, 2026 and 2025.

	Fiscal Year Ended July 31,
	2026	2025	% Changes
	(in thousands, except percentages)
Zedge Premium-gross revenue (“GTV”)	$2,812	$2,617	7.5%
Zedge Premium-net revenue	$1,845	$1,778	3.8%
Gross margin	66%	68%

For the fiscal year ended July 31, 2026, our advertising revenue increased 4.1% from the prior year period primarily due to the increase in price per advertising impression paid by the advertisers on our platform offset by a decrease in our ad inventory.

For the fiscal year ended July 31, 2026, our subscription revenue increased 29.6% from the prior year period primarily due to the growth in lifetime subscriptions. Subscription billings decreased by $141,000 to $7.2 million in fiscal 2026 from $7.4 million in fiscal 2025. As gross subscription billings have plateaued in fiscal 2026, we recognized more subscription revenue than subscription billings.

For the fiscal year ended July 31, 2026, our other revenue increased 6.5% from the prior year period. The increase in fiscal 2026 was primarily due to Zedge Premium net revenue growth which increased 3.8% from the prior year period. Zedge Premium gross margin was 66% in fiscal 2026 compared to 68% in fiscal 2025.

For the fiscal year ended July 31, 2026, digital goods and services revenue decreased 10.3% from the prior year period primarily due to the 28.5% decrease in GuruShots’ MAP year over year offset by revenue contribution from DataSeeds.

Direct cost of revenues. Direct cost of revenues consists primarily of content hosting, content serving and filtering, and data analytic tools, excluding amortization of capitalized software and technology development costs for both internal used software and software to be sold, leased, or marketed. Direct cost of revenues also include production costs related to DataSeeds.

	Fiscal Year Ended July 31,
	2026	2025	$ Changes	% Changes
	(in thousands, except percentages)
Direct cost of revenues	$2,229	$1,841	$388	21.1%
As a percentage of revenues	7.0%	6.3%

Direct cost of revenues in fiscal 2026 increased by $388,000, or 21.1%, compared to fiscal 2025 primarily due to production costs related to DataSeeds and higher data center costs and additional costs related to certain new initiatives under development. Direct cost of revenues as percentage of revenue was 7.0% in fiscal 2026 compared to 6.3% in fiscal 2025.

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

	Fiscal Year Ended July 31,
	2026	2025	$ Changes	% Changes
	(in thousands, except percentages)
Selling, general and administrative	$25,611	$27,187	$(1,576)	-5.8%
As a percentage of revenues	81.0%	92.5%

SG&A expense in fiscal 2026 decreased by $1.6 million, or 5.8%, compared to fiscal 2025. The decrease was primarily attributable to lower PUA and lower stock-based compensation resulting from the expiration, in late fiscal 2025, of the $4 million retention bonus program related to the GuruShots acquisition. The personnel-related expenses savings from the global restructuring initiated in January 2025 were mostly offset by the strengthening of the EUR and ILS against the USD, merit-based compensation increases, certain one-time severance payments and lower capitalized software and technology development costs.

PUA spending in fiscal 2026 for the Zedge App and GuruShots decreased 7.1% and 57.5%, respectively. Combined PUA spending decreased 12.6% to $7.2 million from $8.2 million in the prior-year period.

As a percentage of revenue, SG&A expense was 81.0% in fiscal 2026 compared to 92.5% in fiscal 2025.

Our headcount was 82 (including 17 at GuruShots (that also support DataSeeds) and 82 (including 14 at GuruShots) as of July 31, 2026 and 2025, respectively. The majority of our employees are based in Lithuania and Israel.

SG&A expense also includes stock-based compensation expense including equity grants to employees and consultants, as well as stock issuances to pay for board compensations and 401(k) matching contributions. Certain stock options, deferred stock unit and restricted stock grants are more fully described in Note 12, Stock-Based Compensation, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The following table summarizes stock-based compensation expense for the fiscal year ended July 31, 2026 and 2025.

	Fiscal Year Ended July 31,
	2026	2025	$ Changes	% Changes
	(in thousands, except percentages)
Stock-based compensation expense	$530	$1,445	$(915)	-63.3%

Stock-based compensation expense in fiscal 2026 decreased by $0.9 million, or 63.3%, compared to fiscal 2025. The decrease was primarily driven by the full amortization of $4 million in stock-based compensation associated with the restricted stock issued in connection with the GuruShots acquisition, which was amortized over a three-year period that concluded in March 2025.

Depreciation and amortization. Depreciation and amortization expense consists mainly of amortization of intangible assets related to the Emojipedia acquisitions, capitalized software and technology development costs of our internal developers on various projects that we invested in specific to the various platforms on which we operate our service.

	Fiscal Year Ended July 31,
	2026	2025	$ Changes	% Changes
	(in thousands, except percentages)
Depreciation and amortization	$707	$1,149	$(442)	-38.5%
As a percentage of revenues	2.2%	3.9%

Depreciation and amortization expense in fiscal 2026 decreased by $0.4 million, or 38.5%, compared to fiscal 2025 This decline was principally attributable to the $3.6 million impairment of intangible assets of our Emojipedia assets group recorded in the second quarter of fiscal 2026 and the $0.8 million impairment charge recognized in the second quarter of fiscal 2025 related to GuruShots’ capitalized software and technology development costs, which was incurred in connection with the global restructuring initiative.

Impairment of intangible assets. We performed an impairment assessment of Emojipedia’s intangible assets in Q2 of fiscal 2026 and determined that its fair value was approximately $1.1 million and recorded an impairment charge of $3.6 million, as more fully described in Note 6, Intangible Assets, Net and Goodwill, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Impairment of capitalized software and technology development costs. In fiscal 2026, we wrote off approximately $145,000 of Emojipedia’s capitalized software and technology development costs in connection with the allocation of impairment loss of the Emojipedia assets group, as more fully described in Note 6, Intangible Assets, Net and Goodwill, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information. In fiscal 2025, we wrote off approximately $0.8 million of GuruShots’ capitalized software and technology development costs in connection with the global restructuring implemented in January 2025, as more fully described in Note 17 Restructuring, Impairments, and Related Charges to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Restructuring charges. In fiscal 2025, we recorded approximately $1.6 million in restructuring charges primarily consisting of severance and employee benefits in connection with the global restructuring implemented in January 2025, as more fully described in Note 17 Restructuring, Impairments, and Related Charges to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Loss on disposal of property and equipment. In fiscal 2025, we incurred a $21,000 loss on disposal of property and equipment from the closing of our office in Norway in connection with the restructuring implemented in January 2025, as more fully described in Note 17 Restructuring, Impairments, and Related Charges to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K

	Fiscal Year Ended July 31,
	2026	2025	$ Changes	% Changes
	(in thousands, except percentages)
Interest and other income, net	$542	$666	$(124)	-18.6%
As a percentage of revenues	1.7%	2.3%

Interest and other income, net.

The decrease in interest and other income, net in fiscal 2026 as compared to fiscal 2025 was primarily due to lower interest yield we received on our cash in fiscal 2026.

Net loss resulting from foreign exchange transactions. Net loss resulting from foreign exchange transactions is comprised of gains and losses generated from movements in Norwegian Krone (“NOK”) and Euros (“EUR”) relative to the U.S. Dollar, including gains or losses from our currency hedging activities.

	Fiscal Year Ended July 31,
	2026	2025	$ Changes	% Changes
	(in thousands, except percentages)
Net loss resulting from foreign exchange transactions	$(172)	$(151)	$(21)	-13.9%
As a percentage of revenues	-0.5%	-0.5%

In fiscal 2026, net loss resulting from foreign exchange transactions increased by $21,000 to $172,000 from $151,000 in fiscal 2025 primarily due to unfavorable USD/NOK and USD/EUR FX movement in both periods.

We recognized a mark-to-market gain of $14,000 and $18,000 from EUR hedging activities, respectively, as of July 31, 2026 and July 31, 2025, as more fully described in Note 4, Derivative Instruments, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Following closure of our Norwegian office, we do not anticipate further USD to NOK hedging activities.

Income tax benefit. During fiscal 2026, we had a pretax loss of $0.3 million in respect of which we accrued $0.1 million in income tax benefit, an effective tax rate of 50.8% which is higher than the statutory rate primarily due to adjustments related to certain stock-based compensation and the inclusion for U.S. tax purposes, of foreign earnings partially offset by state taxes and foreign tax differential and other adjustments.

During fiscal 2025, we had a pretax loss of $2.7 million in respect of which we accrued $0.3 million in income tax benefit, an effective tax rate of 11.9% which is lower than the statutory rate primarily due to adjustments related to certain stock-based compensation and the inclusion for U.S. tax purposes, of foreign earnings partially offset by state taxes and foreign tax differential.

See Note 11, Income Taxes, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for information regarding income taxes.

	Fiscal Year Ended July 31,
	2026	2025	$ Changes	% Changes
	(in thousands, except percentages)
Income tax benefit	$(135)	$(325)	$190	58.5%
As a percentage of revenues	-0.4%	-1.1%

Comparison of our Segment Results of Operations

The following table presents the results for our Zedge Marketplace and GuruShots segment income (loss) from operations for the period indicated:

	Fiscal Year Ended July 31,
	2026	2025	$ Changes	% Changes
	(in thousands, except percentages)
Segment income (loss) from operations:
Zedge Marketplace:	$2,328	$2,338	$(10)	-0.4%
GuruShots:	(2,964)	(5,570)	2,606	46.8%
Total	$(636)	$(3,232)	$2,596	80.3%

In fiscal 2026, income from operations related to the Zedge Marketplace was $2.3 million, essential unchanged from fiscal 2025, primarily attributable to the impairment charge of $3.7 million related to the Emojipedia assets group offset by higher revenue during the current period.

In fiscal 2026, loss from operations related to GuruShots decreased 46.8% to $3.0 million, from $5.6 million in fiscal 2025. The decrease in operating loss was primarily attributable to the restructuring charge of $1.2 million in fiscal 2025 coupled with lower personnel-related expenses in fiscal 2026 resulting from the global restructuring initiated in January 2025 and lower PUA spend year on year.

LIQUIDITY AND CAPITAL RESOURCES

General

At July 31, 2026, we had cash and cash equivalents of $20.3 million and working capital (current assets less current liabilities) of $16.2 million, compared to $18.6 million and $14.7 million, respectively, at July 31, 2025. We expect that our cash and cash equivalents on hand and cash flows from operations will be sufficient to meet our anticipated cash requirements for the twelve-month period ending October 28, 2027, including the payment of our quarterly cash dividend. We maintain a $4 million revolving credit facility with WAB, as well as a foreign exchange contract facility of up to $7.5 million, as discussed below under Financing Activities and in Note 15, Revolving Credit Facility, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The following table presents selected cash flow information for the periods indicated:

	Fiscal Year Ended July 31,
(in thousands)	2026	2025	$ Changes
Cash flows provided by (used in):
Operating activities	$4,555	$3,422	$1,133
Investing activities	(344)	(549)	205
Financing activities	(2,608)	(4,371)	1,763
Effect of exchange rate changes on cash and cash equivalents	123	109	14
Increase (decrease) in cash and cash equivalents	$1,726	$(1,389)	$3,115

Operating Activities

Our cash flows from operations vary significantly from quarter to quarter and from year to year depending on our operating results and the timing of operating cash receipts and payments, particularly collections of trade accounts receivable and payments of trade accounts payable.

Net cash provided by operating activities was $4.6 million for the fiscal year ended July 31, 2026. This amount primarily reflected a net loss of $0.1 million, adjusted for non-cash items of $4.7 million, including $0.7 million of amortization and depreciation, $0.5 million of stock-based compensation expense and a $3.5 million impairment charge (net of tax effect). Cash flows from operating activities also reflected changes in operating assets and liabilities, including a $0.2 million increase in accounts receivable, a $0.3 million decrease in prepaid expenses and other current assets, a $0.6 million decrease in accrued expenses related to payroll and board compensation, and a $0.7 million increase in deferred revenue associated with lifetime subscriptions sold during the period.

Net cash provided by operating activities was $3.4 million for the fiscal year ended July 31, 2025. This amount primarily reflected a net loss of $2.4 million, adjusted for non-cash items of $3.1 million, including a $0.5 million impairment charge (net of tax effect) related to capitalized software and technology development costs, $1.1 million of amortization, depreciation, impairment of ROU assets and loss on disposal of property and equipment, and $1.5 million of stock-based compensation expense. Cash flows from operating activities also reflected a net $2.7 million increase in operating assets and liabilities, primarily related to deferred revenue associated with lifetime subscriptions sold in fiscal 2025.

Changes in Trade Accounts Receivable

Gross trade accounts receivable were $3.4 million and $3.2 million at July 31, 2026 and 2025, respectively. Cash collections were $30.9 million in fiscal 2026 and $30.0 million in fiscal 2025.

Investing Activities

Cash used in investing activities in the fiscal years ended July 31, 2026 and 2025 consisted of capitalized software and technology development costs related to projects for the various platforms on which we operate our services.

Financing Activities

On October 28, 2022, we entered into an Amended Loan Agreement with Western Alliance Bank. Pursuant to the Amended Loan Agreement, Western Alliance Bank agreed to provide us with a term loan facility with a maximum principal amount of $7 million for a four-year term and a $4 million revolving credit facility for a two-year term. On October 28, 2022, $2 million was advanced under the term loan facility in a single cash advance.

At our request, the maximum principal amount of the term loan facility was reduced from $7 million to $2 million as of May 11, 2023. On November 15, 2023, we voluntarily prepaid the entire $2 million principal amount in accordance with the terms of the Amended Loan Agreement without incurring any prepayment penalty.

On October 28, 2024, the revolving credit facility was renewed for an additional four-year term. See Note 15, Revolving Credit Facility, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

On September 9, 2024, our Board approved the $5 million 2024 Share Repurchase Plan. In June 2026, our Board of Directors authorized an additional $2.0 million for the repurchase program.

During fiscal 2026, we repurchased 554,251 shares of our Class B common stock for approximately $1.8 million pursuant to the 2024 Share Repurchase Plan, including the incremental $2.0 million authorized in June 2026. As of July 31, 2026, approximately $1.6 million remained available for future share repurchases under the 2024 Share Repurchase Plan.

During fiscal 2025, we repurchased (a) 219,573 shares of our Class B common stock for approximately $0.8 million pursuant to the 2021 Share Repurchase Plan and (b) 1,104,142 shares of our Class B common stock for approximately $3.6 million pursuant to the 2024 Share Repurchase Plan. As of July 31, 2025, approximately $1.4 million remained available for future share repurchases under the 2024 Share Repurchase Plan.

In fiscal 2026 and fiscal 2025, we purchased 32,154 shares and 6,903 shares, respectively, of Class B common stock from certain employees for $97,000 and $22,000, respectively, to satisfy tax withholding obligations in connection with the vesting of restricted stock and DSUs, and option exercise. Additionally, in fiscal 2026, our CEO exercised options to purchase 181,616 shares of Class B common stock and elected to net settle the aggregate exercise price. Accordingly, we withheld 104,384 shares with a fair value of approximately $315,000 in satisfaction of the exercise price. The shares withheld in satisfaction of the exercise price represent a non-cash financing activity, as more fully described in Note 12, Stock-Based Compensation, to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Under the Inflation Reduction Act of 2022, we paid $52,000 of excise tax on stock repurchases.

In light of operational improvements, including consistent positive cash flows from operations and cost reductions, as well as our currently anticipated cash needs, we paid four quarterly cash dividends aggregating $0.9 million in fiscal 2026.

In fiscal 2026, we received proceeds of $244,912 from the exercise of stock options, in connection with which we issued 202,239 shares of Class B common stock. In fiscal 2025, we also received proceeds of $62,126 from the exercise of stock options, in connection with which we issued 105,144 shares of Class B common stock.

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

We routinely assess the financial strength of our customers. As a result, we believe that our accounts receivable credit risk exposure is limited and have not experienced significant write-downs in our accounts receivable balances. In fiscal, 2026, two largest customers represented 34% and 7% of our revenue. In fiscal 2025, two largest customers represented 37% and 6% of our revenue. At July 31, 2026, three customers represented 37%, 16% and 15% of our accounts receivable balance and at July 31, 2025, two customers represented 48% and 13% of our accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2026.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2026. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2026. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting was effective as of July 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant, and Corporate Governance

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Michael Jonas – Executive Chairman

Morris Berger – Chief Executive Officer

Jonathan Reich – Chief Operating Officer and President

Yi Tsai – Chief Financial Officer and Treasurer

Directors

Michael Jonas, Chairman of the Board

Howard Jonas, Vice Chairman of the Board

Mark Ghermezian

Elliot Gibber

Paul Packer

Gregory Suess

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

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

Item 11. Executive Compensation

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2026, and which is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	Exhibits. Exhibit Numbers 10.01, 10.02, 10.08, 10.09, 10.10, 10.11, 10.12 and 10.13 are management contracts or compensatory plans or arrangements.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Amended and Restated Certificate of Incorporation of Zedge, Inc.
3.02(2)	Second Amended and Restated By-Laws of Zedge, Inc.
4.02(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
4.03(4)	Form of Class B Common Stock Purchase Warrant
10.01(5)	2016 Stock Option and Incentive Plan, as Amended and Restated
10.02*	2026 Equity Incentive Plan, as Amended and Restated
10.03(4)	Securities Purchase Agreement by and among Zedge, Inc. and the purchasers party thereto.
10.04(1)	Transition Services Agreement
10.05(1)	Tax Separation Agreement
10.06(6)	Google Services Agreement between Zedge, Inc. and Google, Inc., dated June 18, 2014
10.07(7)	Marketplace for Premier Publishers Agreement between Zedge, Inc. and MoPub, Inc., dated February 20, 2013
10.08(1)	Form of ISO Stock Option Agreement (2016 Stock Option and Incentive Plan)
10.09(1)	Form of Nonqualified Stock Option Agreement (2016 Stock Option and Incentive Plan)
10.10(1)	Form of Restricted Stock Agreement (2016 Stock Option and Incentive Plan)
10.11*	Form of ISO Stock Option Agreement (2026 Equity Incentive Plan)
10.12*	Form of Nonqualified Stock Option Agreement (2026 Equity Incentive Plan)
10.13*	Form of Restricted Stock Agreement (2026 Equity Incentive Plan)
10.14(8)	Amended and Restated Loan and Security Agreement Modification Agreement between Zedge, Inc. and Western Alliance Bank, dated October 28, 2024
19.01*	Insider Trading Policy
21.01*	Subsidiaries of the Registrant
23.01*	Consent of UHY, LLP, Independent Registered Public Accounting Firm
31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.01(8)	Compensation Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.
(1)	Incorporated by reference to Form 10-12G/A, filed June 1, 2016.
(2)	Incorporated by reference to Form 10-K, filed October 28, 2019
(3)	Incorporated by reference to Form 10-K/A, filed December 9, 2020.
(4)	Incorporated by reference to Form 8-K, filed September 8, 2026.
(5)	Incorporated by reference to the Schedule 14A, filed November 25, 2024.
(6)	Incorporated by reference to Form 10-12G/A, filed April 25, 2016.
(7)	Incorporated by reference to Form 10-12G/A, filed May 20, 2016.
(8)	Incorporated by reference to Form 10-K, filed October 29, 2024.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ZEDGE, INC.

By:	/s/ Morris Berger
Morris Berger
Chief Executive Officer

Date: October 28, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Morris Berger	Chief Executive Officer	October 28, 2026
Morris Berger	(Principal Executive Officer)

/s/ Yi Tsai	Chief Financial Officer	October 28, 2026
Yi Tsai	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Michael Jonas	Director	October 28, 2026
Michael Jonas

/s/ Howard S. Jonas	Director	October 28, 2026
Howard S. Jonas

/s/ Mark Ghermezian	Director	October 28, 2026
Mark Ghermezian

/s/ Elliot Gibber	Director	October 28, 2026
Elliot Gibber

/s/ Paul Packer	Director	October 28, 2026
Paul Packer

/s/ Gregory Suess	Director	October 28, 2026
Gregory Suess

Zedge, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zedge, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zedge, Inc. (the Company) as of July 31, 2026 and 2025, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Emojipedia Intangible Assets

As described in Note 6 to the consolidated financial statements, the Company identified indicators of impairment related to its Emojipedia reporting unit as a result of a reassessment of its projected future operating performance and expected cash flows. Management performed an impairment assessment of the related intangible assets, which resulted in an impairment charge of $3.7 million recorded in the Company’s consolidated statements of operations and comprehensive loss for the fiscal year ended July 31, 2026.

The principal considerations for our determination that performing procedures relating to the impairment charge is a critical audit matter are the significant judgments and assumptions required by management in estimating the fair value of the Emojipedia intangible assets. These assumptions included projected future revenues, operating cash flows, and the discount rate utilized in the discounted cash flow analysis.

Our audit procedures related to the impairment assessment and estimated fair value of the Emojipedia intangible assets included the following, among others:

●	Evaluated the reasonableness of management’s estimates of the Emojipedia intangible assets, including assessing the significant assumptions utilized in the discounted cash flow analysis, testing the completeness and accuracy of underlying data, and performing a retrospective review of the estimates.

●	Assessed the appropriateness of the valuation methodology and involved valuation specialists, as needed, to evaluate significant assumptions, including the discount rate.

●	Tested the design and implementation of controls over management’s impairment assessment process, including controls over the review of significant valuation assumptions, projected future cash flows, and the completeness and accuracy of the underlying data.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

New York, New York

October 28, 2026

ZEDGE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

July 31,	2026	2025

Assets
Current assets:
Cash and cash equivalents	$20,335	$18,609
Trade accounts receivable	3,371	3,164
Prepaid expenses and other current assets	440	671
Total Current assets	24,146	22,444
Property and equipment, net	1,159	1,290
Intangible assets, net	1,002	4,922
Goodwill	2,093	1,931
Deferred tax assets, net	5,126	4,823
Other assets	393	244
Total assets	$33,919	$35,654
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,268	$1,471
Accrued expenses and other current liabilities	2,425	2,867
Deferred revenues	4,201	3,425
Total Current liabilities	7,894	7,763
Deferred revenues--non-current	1,878	1,937
Other liabilities	126	53
Total liabilities	9,898	9,753
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—2,400; no shares issued and outstanding	-	-
Class A common stock, $.01 par value; authorized shares—2,600; 525 shares issued and outstanding at July 31, 2026 and 2025	5	5
Class B common stock, $.01 par value; authorized shares—40,000; and 15,473 shares issued, and 12,400 outstanding at July 31, 2026 and 15,073 shares issued and 12,692 shares outstanding at July 31, 2025.	155	151
Additional paid-in capital	49,913	49,768
Accumulated other comprehensive loss	(1,180)	(1,509)
Accumulated deficit	(15,636)	(15,505)
Treasury stock, 3,072 shares at July 31, 2026 and 2,381shares at July 31, 2025, at cost	(9,236)	(7,009)
Total stockholders’ equity	24,021	25,901
Total liabilities and stockholders’ equity	$33,919	$35,654

See Accompanying Notes to Consolidated Financial Statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

Year ended July 31,	2026	2025
Revenues	$31,626	$29,398
Costs and expenses:
Direct cost of revenues (excluding amortization of capitalized software and technology development costs which is included below)	2,229	1,841
Selling, general and administrative	25,611	27,187
Depreciation and amortization	707	1,149
Impairment of intangible assets	3,570	-
Impairment of capitalized software and technology development costs	145	827
Restructuring charges	-	1,605
Loss on disposal of property and equipment	-	21
Loss from operations	(636)	(3,232)
Interest and other income, net	542	666
Net loss resulting from foreign exchange transactions	(172)	(151)
Loss before income taxes	(266)	(2,717)
Income tax benefit	(135)	(325)
Net loss	$(131)	$(2,392)
Other comprehensive income:
Foreign currency translation adjustment	329	323
Total other comprehensive income	329	323
Total comprehensive income (loss)	$198	$(2,069)
Loss per share attributable to Zedge, Inc. common stockholders:
Basic and diluted	$(0.01)	$(0.17)
Weighted-average number of shares used in calculation of loss per share:
Basic and diluted	12,993	13,736

See Accompanying Notes to Consolidated Financial Statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity
Balance – July 31, 2024	525	$5	14,866	$149	$48,263	$(1,832)	$(13,113)	1,051	$(2,576)	$30,896
Exercise of stock options	-	-	104	1	61	-	-	-	-	62
Stock-based compensation	-	-	103	1	1,444	-	-	-	-	1,445
Purchase of treasury stock	-	-	-	-	-	-	-	1,330	(4,433)	(4,433)
Foreign currency translation adjustment	-	-	-	-	-	323	-	-	-	323
Net loss	-	-	-	-	-	-	(2,392)	-	-	(2,392)
Balance – July 31, 2025	525	$5	15,073	$151	$49,768	$(1,509)	$(15,505)	2,381	$(7,009)	$25,901
Exercise of stock options	-	-	307	3	555	-	-	-	-	558
Stock-based compensation	-	-	93	1	529	-	-	-	-	530
Purchase of treasury stock	-	-	-	-	-	-	-	691	(2,227)	(2,227)
Cash dividends paid	-	-	-	-	(940)	-	-	-	-	(940)
Foreign currency translation adjustment	-	-	-	-	-	329	-	-	-	329
Net loss	-	-	-	-	-	-	(131)	-	-	(131)
Balance – July 31, 2026	525	$5	15,473	$155	$49,913	$(1,180)	$(15,636)	3,072	$(9,236)	$24,021

See Accompanying Notes to Consolidated Financial Statements.

ZEDGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Year ended July 31,	2026	2025

Operating activities
Net loss	$(131)	$(2,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	58	63
Amortization of intangible assets	349	447
Amortization of capitalized software and technology development costs	299	639
Loss on disposal of property and equipment	-	21
Stock-based compensation	530	1,445
Impairment charge of capitalized software and technology development costs	145	827
Impairment charge of ROU asset	-	140
Impairment charge of intangible assets	3,570	-
Deferred income taxes	(303)	(479)
Change in assets and liabilities:
Trade accounts receivable	(207)	242
Prepaid expenses and other current assets	231	(78)
Other assets	(75)	(94)
Trade accounts payable and accrued expenses	(628)	378
Deferred revenues	717	2,263
Net cash provided by operating activities	4,555	3,422
Investing activities
Capitalized software and technology development costs	(317)	(466)
Purchase of property and equipment	(27)	(83)
Net cash used in investing activities	(344)	(549)
Financing activities
Purchase of treasury stock in connection with share buyback program and stock awards vesting	(1,913)	(4,433)
Payment of cash dividends	(940)	-
Proceeds from exercise of stock options	245	62
Net cash used in financing activities	(2,608)	(4,371)
Effect of exchange rate changes on cash and cash equivalents	123	109
Net increase (decrease) in cash and cash equivalents	1,726	(1,389)
Cash and cash equivalents at beginning of period	18,609	19,998
Cash and cash equivalents at end of period	$20,335	$18,609

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for income taxes	$198	$220

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
ROU assets obtained in exchange for lease liabilities	$286	$111
Exercise price of stock options settled through net share exercise	$314	$-

See Accompanying Notes to Consolidated Financial Statements.

ZEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

We build and operate creator communities that collectively serve approximately 19.3 million monthly active users across the Zedge Marketplace and GuruShots. Zedge Marketplace, our flagship platform, is a leading marketplace for mobile personalization content and includes pAInt, our generative AI creation suite. GuruShots is a photo competition game in which photographers of all skill levels compete, vote and improve through gamified photo challenges. DataSeeds.AI (“DataSeeds”) is our business-to-business offering, delivering multimodal datasets spanning images, video and audio, including egocentric video for robotics training, that are rights-cleared and built to customer specification. Except where the context clearly indicates otherwise, the terms “Company,” “Zedge,” “we,” “us,” or “our” refer to Zedge, Inc. and its consolidated subsidiaries.

The Company is headquartered in New York, New York, and has international office locations in Lithuania and Israel.

Our fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2026 refers to the fiscal year ended July 31, 2026).

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

Reportable Segments

The Company has two reportable segments: Zedge Marketplace and GuruShots, as further discussed in Note 14, Segment and Geographic Information.

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

Revenue Recognition

We generate revenue from the following sources: (1) advertising; (2) paid subscriptions; (3) other sources, primarily Zedge Premium (the section of our marketplace where we offer premium content for purchase), and (4) digital goods and services. The substantial majority of our revenue is generated from selling our advertising inventory (“Advertising Revenue”) to advertising networks and advertising exchanges. Our weekly, monthly, yearly and life-time subscriptions allow users to prepay a fixed fee to remove unsolicited advertisements from our Zedge App. In Zedge Premium, we receive 30% of the net purchase price, after payment of fees to Google Play or the App Store, when users purchase licensed content using Zedge Credits or unlock licensed content by watching a video or taking a survey on Zedge Premium. Sales and other similar taxes are excluded from revenues.

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

Paid Subscription Revenue: Beginning in January 2019 and April 2023, we started offering paid subscription services sold through Google Play and the App Store, respectively. When a customer subscribes, they execute a clickthrough agreement with Zedge outlining the terms and conditions between Zedge and the subscriber. Google Play and the App Store process subscription prepayment on Zedge’s behalf, and retain a fee of up to 30%. Subscriptions are nonrefundable after a period of seven days. Paid subscriptions are automatically renewed at expiration unless cancelled by subscribers. While customers can cancel at any time, they will not receive any refund, and will continue to receive the service until the end of the subscription period. The duration of these contracts is daily, and revenue for these contracts is recognized on a daily ratable basis. The payment terms for subscriptions sold through Google Play is net 30 days after month-end. The payment terms for subscriptions sold through the App Store is net 45 days after month-end. We recognize subscription revenue ratably over the subscription periods which range from weekly, monthly, yearly and lifetime with lifetime subscriptions having an estimated lifespan of 30 months.

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

In fiscal 2025, we introduced DataSeeds.AI (“DataSeeds”). DataSeeds offers rights-cleared multimodal - image, video, and audio - datasets that companies use to build and train their AI models. We draw on a large and long-standing creator ecosystem built through GuruShots and the Zedge Marketplace, complemented by an extensive global network of vetted professional photographers, videographers, and domain specialists to create “Made-to-Order” bespoke datasets. This unified sourcing model gives predictable, spec-driven control over subject matter, diversity parameters, environments, and capture conditions. It enables fast, high-volume delivery of custom datasets used to support frontier model training, robust computer vision performance, and grounded generative AI. We recognize DataSeeds revenue when datasets are delivered and accepted by our customers.

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

GuruShots is primarily responsible for providing the virtual goods, has control over the content and functionality of games and has the discretion to establish the virtual goods’ prices. Therefore, GuruShots is the principal and, accordingly revenues are recorded on a gross basis. Payment processing fees paid to platform providers are recorded within selling, general and administrative expenses. We report DataSeeds revenue on a gross basis as we are the principal in the transaction.

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

We routinely assess the financial strength of our customers. As a result, we believe that our accounts receivable credit risk exposure is limited and have not experienced significant write-downs in our accounts receivable balances. In fiscal, 2026, two largest customers represented 34% and 7% of our revenue. In fiscal 2025, two largest customers represented 37% and 6% of our revenue. At July 31, 2026, three customers represented 37%, 16% and 15% of our accounts receivable balance and at July 31, 2025, two customers represented 48% and 13% of our accounts receivable balance. All of these significant customers are advertising exchanges operated by leading companies, and the receivables represent many smaller amounts due from advertisers.

Direct Cost of Revenues

Direct cost of revenues for the Company consists of fees paid to third parties that provide the Company with internet hosting, content serving and filtering, data analytic tools and marketing automation services. Such costs are charged to expense as incurred. Direct cost of revenues also include production costs related to DataSeeds.

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

Amortization of these costs is included in depreciation and amortization in the consolidated statements of operations and comprehensive income (loss).

We evaluate these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. We recorded $0.1 million impairment charges in Q2 of our fiscal year ended July 31, 2026 related to Emojipedia’s capitalized software development costs. See Note 6, Intangible, Net and Goodwill, for additional information.

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

Amortization of these costs is included in depreciation and amortization in the consolidated statements of operations and comprehensive income (loss).

We evaluate these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The Company’s strategic reassessment of GuruShots’ operations in connection with the restructuring initiative resulted in a $0.8 million impairment of capitalized software and technology development costs which is recorded in the Company’s consolidated statements of operations and comprehensive income (loss) for the fiscal year ended July 31, 2025. See Note 17, Restructuring, Impairments, and Related Charges, for additional information.

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

Intangible assets are carried at cost, less accumulated amortization, unless a determination has been made that their value has been impaired. Intangible assets are amortized on a straight-line basis over their estimated useful lives of between five to fifteen years. We review identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. We recorded $3.7 million impairment charges in Q2 of our fiscal year ended July 31, 2026 related to Emojipedia’s intangible assets. See Note 6, Intangible, Net and Goodwill, for additional information.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were $12.3 million and $13.9 million in cash equivalents as of July 31, 2026 and 2025, respectively.

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

We classify interest and penalties on income taxes as a component of income tax expense included in the income tax expense (benefit) line item in the accompanying consolidated statements of operations and comprehensive income (loss).

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

As disclosed in Note-8 Equity, the rights of holders of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. As such, the Company is not required to break out EPS by class.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following (in thousands):

	Fiscal Year Ended
	July 31,
	2026	2025
Basic weighted-average number of shares	12,993	13,736
Effect of dilutive securities:
Stock options	-	-
Non-vested restricted Class B common stock	-	-
Deferred stock units	-	-
Diluted weighted-average number of shares	12,993	13,736

The following shares were excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive (in thousands):

	Fiscal Year Ended
	July 31,
	2026	2025
Stock options	523	893
Non-vested restricted Class B common stock	39	77
Deferred stock units	53	64
Shares excluded from the calculation of diluted earnings per share	615	1,034

For the fiscal years ended July 31, 2026 and 2025, the diluted loss per share equals basic loss per share because the Company incurred a net loss during these periods and the impact of the assumed exercise of stock options and vesting of restricted stock and deferred stock units (“DSUs”) would have been anti-dilutive.

Stock-Based Compensation

We account for our share-based compensation arrangements in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”) which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period or the graded vesting method if awards with market or performance conditions include graded vesting features, or if an award includes both a service condition and a market or performance condition. Stock-based compensation is included in selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss). We account for forfeitures for all awards as they occur.

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

Derivative Instruments – Foreign Exchange Forward Contracts

The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, primarily the U.S. Dollar (“USD”)-EUR and USD-ILS exchange rates. The Company’s risk management policy allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate exposure. Foreign currency derivative activities are subject to the management, direction and control of the executive management. Foreign exchange forward contracts are recognized on the consolidated balance sheets at their fair value in “Prepaid expenses and other receivables” or “Accrued expenses and other current liabilities”, and changes in fair value are recognized in “Net loss resulting from foreign exchange transactions” in the consolidated statements of operations and comprehensive income (loss).

Functional Currency

The U.S. Dollar is the Company’s functional currency. The functional currencies for the Company’s subsidiaries that operate outside of the United States are USD for GuruShots, NOK for Zedge Europe AS and EUR for Zedge Lithuania UAB which is a wholly-owned subsidiary of Zedge Europe AS, which are the currencies of the primary economic environments in which they primarily expend cash. The Company translates assets and liabilities denominated in foreign currencies to U.S. Dollars at the exchange rate in effect as of the consolidated financial statement date, and translates accounts from the consolidated statements of operations and comprehensive income (loss) using the weighted average exchange rate for the period. Gains or losses resulting from foreign currency translations are recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses including gains and losses from currency exchange rate changes related to intercompany receivables and payables are reported in “Net loss resulting from foreign exchange transactions” in the accompanying consolidated statements of operations and comprehensive income (loss).

Allowance for Credit Losses

The allowance for credit losses reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Bad debts are written-off upon final determination that the trade accounts will not be collected. There was no allowance for credit losses as of July 31, 2026 and 2025.

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

Restructuring Charges

The restructuring charges incurred by the Company in fiscal 2025 consist primarily of cash expenditures for compensation and severance payments, employee benefits, payroll taxes and related facilities restructuring costs associated with the Company’s workforce reduction implemented in the second quarter of fiscal 2025. Employee termination benefits are recognized as a liability at estimated fair value, at the time of communication to employees, unless future service is required, in which case the costs are recognized ratably over the future service period. Ongoing termination benefits are recognized as a liability at estimated fair value when the amount of such benefits is probable and reasonably estimable. Charges related to facilities restructuring actions are comprised of costs related to early termination of the lease agreement and impairment of the right-of-use asset in connection with the abandonment of the property. We recorded an impairment of ROU asset of $140,000 in the fourth quarter of fiscal 2025. See Note 17, Restructuring, Impairments, and Related Charges, for additional information. The related early lease termination costs have not been determined as of July 31, 2026. See Note 10, Operating Leases, for additional information.

Recent Accounting Pronouncements (Issued Not Yet Adopted)

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

We reviewed all other accounting pronouncements issued during fiscal 2026 and concluded that they were not applicable to the Company.

Note 2—Revenue

Disaggregation of Revenue

The following table summarizes revenue by type of monetization for the Zedge Marketplace and GuruShots for the periods presented:

	Fiscal Year Ended July 31,
	2026	2025
Zedge Marketplace
Advertising revenue	$21,169	$20,338
Paid subscription revenue	6,599	5,093
Other revenues	1,897	1,782
Total Zedge Marketplace revenue	29,665	27,213
GuruShots
Digital goods and services	1,961	2,185
Total revenue	$31,626	$29,398

Contract Balances

Contract liabilities consist of deferred revenue, which are recorded for payments received in advance of the satisfaction of performance obligations.

The Company records deferred revenues related to the unsatisfied performance obligations with respect to subscription revenue. As of July 31, 2026, the Company’s deferred revenue balance related to subscriptions was approximately $5.7 million, representing approximately 1.3 million active subscriptions, including approximately 1.1 million lifetime subscriptions. As of July 31, 2025, the Company’s deferred revenue balance related to subscriptions was approximately $5.1 million, representing approximately 984,000 active subscriptions, including approximately 693,000 lifetime subscriptions. As of July 31, 2024, the Company’s deferred revenue balance related to subscriptions was approximately $2.9 million, representing approximately 669,000 active subscriptions, including approximately 210,000 lifetime subscriptions.

The Company also records deferred revenues when users purchase or earn Zedge Credits. Unused Zedge Credits represent the value of the Company’s unsatisfied performance obligation to its users. Revenue is recognized when Zedge App users redeem Zedge Credits to acquire Zedge Premium content or upon expiration of the Zedge Credits upon 180 days of account inactivity. As of July 31, 2026, 2025 and 2024, the Company’s deferred revenue balance related to Zedge Premium was approximately $344,000, $248,000 and $251,000, respectively.

The amount of deferred revenue recognized in fiscal 2026 that was included in the deferred revenue balance at July 31, 2025 was $3.2 million. The amount of deferred revenue recognized in fiscal 2025 that was included in the deferred revenue balance at July 31, 2024 was $1.9 million.

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

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis (in thousands):

	July 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,323	$12,323	$-	$-
Foreign exchange forward contracts	14	-	14	-
Total	$12,337	$12,323	$14	$-

	July 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,907	$13,907	$-	$-
Foreign exchange forward contracts	18	-	18	-
Total	$13,925	$13,907	$18	$-

Fair Value of Other Financial Instruments

The Company’s other financial instruments at July 31, 2026 and 2025 included prepaid expenses and other current assets, and trade accounts payable and accrued expenses and other liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

Note 4—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the USD to EUR exchange rate. The Company is party to a Foreign Exchange Agreement with Western Alliance Bank allowing the Company to enter into foreign exchange contracts under its revolving credit facility with the bank (see Note 15 Revolving Credit Facility). The Company does not apply hedge accounting to these contracts because these are not qualified as hedging accounting pursuant to Accounting Standards Codification (“ASC”) 815; therefore the changes in fair value are recorded in the consolidated statements of operations and comprehensive income (loss). By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The credit or repayment risk is minimized by entering into transactions with high-quality counterparties.

As a result of the global restructuring initiated in January 2025, which included the closure of the Company’s Norway operations, the Company no longer has exposure to USD/NOK foreign exchange risk. As such, there is no outstanding NOK forward contracts and the outstanding EUR contracts at July 31, 2026 was as follows:

Settlement Date	USD Amount	EUR Amount
Aug-26	$525,848	€450,000
Sep-26	516,330	450,000
Oct-26	517,050	450,000
Nov-26	517,680	450,000
Dec-26	518,310	450,000
Jan-27	519,075	450,000
Feb-27	519,660	450,000
Total	$3,633,953	€3,150,000

The fair value of outstanding derivative instruments recorded in the accompanying consolidated balance sheets were as follows (in thousands):

July 31,		2026	2025
Assets and Liabilities Derivatives:	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments
Foreign exchange forward contracts	Prepaid expenses and other current assets	$14	$18

The effects of derivative instruments on the consolidated statements of operations and comprehensive income (loss) were as follows (in thousands):

		Three Months Ended July 31,		Fiscal Year Ended July 31,
Amount of Income (Loss) Recognized on Derivatives		2026	2025	2026	2025
Derivatives not designated or not qualifying as hedging instruments	Location of income (loss) recognized on derivatives
Foreign exchange forward contracts	Net (loss) income resulting from foreign exchange transactions	$(31)	$29	(1)	$44

Note 5—Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

July 31,	2026	2025
Capitalized software and technology development costs	$9,766	$9,596
Other	407	359
	10,173	9,955
Less accumulated depreciation and amortization	(9,014)	(8,665)
Total	$1,159	$1,290

Depreciation and amortization expense pertaining to property and equipment was approximately $0.3 million and $0.7 million for the fiscal years ended July 31, 2026 and 2025, respectively.

Note 6—Intangible Assets, Net and Goodwill

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

The following table presents the detail of intangible assets, net as of July 31, 2026 and 2025 (in thousands):

	July 31, 2026				July 31, 2025
	Gross Carrying Value	Accumulated Amortization	Allocation of Impairment Loss	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Emojipedia.org and other internet domains acquired	$6,711	$2,139	$3,570	$1,002	$6,711	$1,789	$4,922
Total intangible assets	$6,711	$2,139	$3,570	$1,002	$6,711	$1,789	$4,922

Impairment of Emojipedia Intangible Assets

In September 2025, Google implemented changes to its Search Engine Results Page (“SERP”) that allow users to copy emojis directly from the search engine results page, reducing referrals to third-party websites such as Emojipedia. In addition, artificial intelligence platforms, including Gemini, ChatGPT, Claude and others, now provide emoji results directly in response to user queries. These developments have adversely affected traffic and monetization for Emojipedia beginning in the second quarter of fiscal 2026, and have reduced, and are expected to continue to reduce, future cash flows. As a result, management has determined that future investment in feature development and growth initiatives for Emojipedia will be limited, and the business will be operated primarily to maintain existing functionality. Accordingly, these factors represent a triggering event under ASC 360.

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

	1/31/26
	Net Carrying Amount	Pro rata allocation factor	Impairment loss	Adjusted Net Carrying Amount
Long-lived assets
Capitalized software and technology development costs	$191	4%	145	46
Emojipedia.org and other internet domains acquired	4,698	96%	3,570	1,128
Total net carrying value	$4,889	100%	$3,715	$1,174

Estimated future amortization expense for intangible assets as of July 31, 2026 is as follows (in thousands):

Fiscal 2027	251
Fiscal 2028	251
Fiscal 2029	250
Fiscal 2030	250
Total	$1,002

The Company’s amortization expense for intangible assets were $349,000 and $447,000 for the fiscal years ended July 31, 2026 and 2025, respectively.

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the fiscal year ended July 31, 2026 (in thousands):

Carrying Amounts

Balance as of July 31, 2024	$1,824
Impact of currency translation	107
Balance as of July 31, 2025	1,931
Impact of currency translation	162
Balance as of July 31, 2026	$2,093

The total accumulated impairment loss of the Company’s goodwill as of July 31, 2026 was $8.7 million.

Note 7—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 31,	July 31,
	2026	2025

Accrued payroll and bonuses	$1,227	$1,252
Accrued vacation	563	503
Accrued expenses	235	324
Restructuring accrual and related charges (1)	-	6
Due to artists	185	172
Operating lease liability-current portion	153	144
Accrued payroll taxes	-	332
Accrued income taxes payable	53	133
Due to related party - IDT	9	1
Total accrued expenses and other current liabilities	$2,425	$2,867

1)	See Note 17 Restructuring, impairments, and Related Charges for more details

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

Note 10— Operating Leases

The Company has operating leases primarily for office space located in Vilnius, Lithuania and Tel Aviv, Israel.

The Company reviews the impairment of right-of-use assets (“ROU”) assets consistent with the approach applied for the Company’s other long-lived assets. The Company reviews the recoverability of long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations.

In connection with the restructuring we implemented in January 2025 (See Note 17 Restructuring, Impairments, and Related Charges for more details), we determined that the carrying value of the ROU asset for our office in Trondheim were not recoverable and recorded an impairment charge of approximately $140,000 in the fourth quarter of fiscal 2025. The remaining $61,000 lease liabilities as of July 31, 2026 related to the office in Trondheim is included and presented under accrued expenses and other current liabilities. The Company will continue to make lease payments under the lease until the end of the lease term on March 31, 2027, or sooner upon signing of an early lease termination agreement.

The Company’s ROU assets recorded and included in other assets were approximately $226,000 and $64,000 at July 31, 2026 and 2025, respectively.

The following table presents the lease-related assets and liabilities for leases recorded on the consolidated balance sheets (in thousands) as of July 31, 2026 and 2025:

	As of July 31,
	2026	2025
Operating leases:
Other assets	$226	$64

Accrued expenses and other current liabilities	$153	$144
Other liabilities	126	53
Total operating lease liabilities	$279	$196

The following table includes the components of our occupancy costs in our consolidated statements of operations and comprehensive income (loss):

	Years ended July 31,
(In thousands)	2026	2025
Operating lease cost (1)	$250	$142
Short-term lease cost	$10	$49
Variable lease cost (2)	$22	$94

(1)	Operating lease costs include costs associated with fixed lease payments and index-based variable payments that qualified for lease accounting under ASC 842, Leases and complied with the practical expedients and exceptions we elected.

(2)	Variable lease costs include costs that were not fixed at the lease commencement date and are not dependent on an index or rate. These costs were not included in the measurement of lease liabilities and primarily include variable non-lease costs, such as utilities, real estate taxes, insurance and maintenance.

The following table summarizes the weighted average remaining lease term and weighted average discount rate as of July 31, 2026 and 2025:

	As of July 31,
	2026	2025
Weighted average remaining lease term:
Operating leases	2.07 years	1.48 years
Weighted average discount rate:
Operating leases	5.55%	4.86%

Future minimum lease payments under non-cancellable leases at July 31, 2026 are as follows (in thousands):

Years ending July 31,	Operating Leases
2027	$180
2028	112
2029	19
Total future minimum lease payments	311
Less: imputed interest	17
Total	$294

Effective October 1, 2025, the Company commenced a new lease with a three-year term for a 3,600 square foot office space. The annual lease cost is approximately $103,000, including eight parking spaces.

Note 11—Income Taxes

The components of loss before income taxes are as follows (in thousands):

Fiscal year ended July 31,	2026	2025
Domestic	$(794)	$(3,240)
Foreign	528	524
Loss before income taxes	$(266)	$(2,717)

Income tax expense (benefit) consisted of the following (in thousands):

Fiscal year ended July 31,	2026	2025
Current:
Foreign	$100	$179
Federal	66	(33)
State	2	9
Total current expense	168	155
Deferred:
Federal	(310)	(406)
State	7	(73)
Total deferred expense	(303)	(479)
Income tax benefit	$(135)	$(325)

The income taxes paid by the Company are as follows:

Fiscal year ended July 31,	2026	2025
Federal	$-	$15
State	5	27
Foreign	193	178
Total income taxes paid	$198	$220

Income taxes paid (net of refunds) exceeds 5 percent of total income taxes paid (net of refunds) in the following jurisdictions (in thousands):

Fiscal year ended July 31,	2026	2025
State
Minnesota	*	$27
Wisconsin	*	*
New Jersey	*	*

Foreign
Norway	$98	$99
Lithuania	$95	$79

*	Jurisdiction below the threshold for the period presented.

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes reported were as follows (in thousands):

Fiscal Year ended July 31,	2026		2025
	$	%	$	%
Loss before income taxes	$(266)		$(2,717)
U.S. Federal Statutory Tax Rate	(56)	21.1%	(571)	21.0%
Current State and Local Income Taxes, Net of Federal Income Tax Effect	8	-3.0%	(56)	2.1%

Foreign Tax Effects
Norway
Statutory tax rate difference between Norway and United States	-	0.0%	1	0.0%
Other	1	-0.4%	2	-0.1%
Lithuania
Statutory tax rate difference between Lithuania and United States	(26)	9.8%	(22)	0.8%
Other	-	0.0%	-	0.0%

Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	0.0%	-	0.0%

Effect of Cross-Border Tax Laws
Global intangible low-taxed income	129	-48.5%	90	-3.3%
Foreign-derived intangible income	(86)	32.3%	-	0.0%
Foreign Tax Credit	-	0.0%	-	0.0%

Nontaxable or Nondeductible Items
Share-based payment awards	(30)	11.3%	401	-14.8%
Other	-	0.0%	2	-0.1%

Changes in Valuation Allowances	-	0.0%	(185)	6.8%

Other Adjustments	(75)	28.2%	12	-0.4%

Effective Tax Rate	$(135)	50.8%	$(325)	11.9%

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

Significant components of the Company’s deferred tax assets and are as follows (in thousands):

Fiscal year ended July 31,	2026	2025
Deferred tax assets:
Depreciation and amortization	$3,984	$3,260
Net operating loss carryforwards (Foreign)	1,840	1,840
Net operating loss carryforwards (Federal)	294	476
Net operating loss carryforwards (State)	77	90
Reserves and accruals	175	181
Stock-based compensation	155	213
Deferred revenue	244	209
Others	197	395
Net deferred tax assets	6,966	6,663
Less valuation allowance	(1,840)	(1,840)
Total deferred tax assets	$5,126	$4,823

At July 31, 2026, the Company had available gross U.S. federal and state net operating loss (“NOL”) carryforwards from domestic operations of approximately $1.4 million and $1.1 million, respectively, to offset future taxable income. The state NOL carryforwards will begin to expire in 2040. In addition, the Company has approximately $8.0 million of Foreign NOLs (Israel) which are available to offset future taxable income in Israel without time limit.

The change in the valuation allowance is as follows (in thousands):

Fiscal year ended July 31,	Balance at beginning of year	Additions related to stock-based compensation	Deductions	Balance at end of year
2026
Reserves deducted from deferred income taxes, net:
Valuation allowance	$1,840	$-	$-	$1,840
2025
Reserves deducted from deferred income taxes, net:
Valuation allowance	$2,025	$-	$(185)	$1,840

At July 31, 2026 and 2025, the Company did not have any unrecognized tax benefits and does not anticipate any significant changes to the unrecognized tax benefits within the twelve months of the date of filing of this annual report. In the fiscal years ended July 31, 2026 and 2025, the Company recorded $0 and $4,500, respectively, in interest and penalties on income taxes. At July 31, 2026 and 2025, there was no accrued interest included in income taxes payable.

The Company currently remains subject to examinations of its U.S. federal, state, and foreign tax returns generally for fiscal years 2021 through 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to the U.S. tax and related laws. Some of the provisions of the new tax law that affect corporations include but are not limited to expensing of domestic specified research or experimental expenditures, increasing the limitation on the deductibility of business interest expense under IRC §163(j) to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company does not expect that the new tax law will have a material impact on its financial condition and results of operations.

Note 12—Stock-Based Compensation

2016 Stock Incentive Plan

In November 2025, the Company’s Board of Directors amended the Company’s 2016 Stock Option and Incentive Plan (as amended to date, the “2016 Incentive Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 150,000 shares to an aggregate of 2,781,000 shares. This amendment was ratified by the Company’s stockholders at the Annual Meeting of Stockholders held on January 14, 2026. At July 31, 2026, there were approximately 289,000 shares of Class B common stock available for awards under the 2016 Incentive Plan. These shares were transferred to the 2026 Stock Incentive Plan, see below.

2026 Stock Incentive Plan

In July 2026, the Company’s Board of Directors approved the Company’s new 2026 Stock Option and Incentive Plan (the “2026 Incentive Plan”) upon the expiration of the 2016 Incentive Plan in June 2026, and approved the reservation of the following shares of the Company’s Class B common stock, par value $0.01 each (“Shares”), for issuance pursuant to grants made under the 2026 Plan:

(i)	438,695 Shares, consisting of:

(1)	288,695 Shares that were reserved for issuance, and remained available for issuance, under the Zedge, Inc. 2016 Stock Option and Incentive Plan, as amended (the “Prior Plan”), and were not subject to outstanding awards as of the expiration of the Prior Plan; plus

(2)	150,000 additional Shares; plus

(ii)	any Shares that are currently subject to awards outstanding under the 2016 Incentive Plan that, subsequent to the date hereof, expire, are cancelled or forfeited, are settled in cash, or otherwise terminate without the issuance of Shares;

The Company’s Board of Directors also approved the submission of the 2026 Incentive Plan to the Company’s stockholders for their approval at the 2027 Annual Meeting and for inclusion in the Company’s proxy statement relating to the 2027 Annual Meeting.

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

In fiscal 2026 and fiscal 2025, the Company recognized stock-based compensation for its employees and non-employees as follows (in thousands):

	Fiscal Year Ended July 31,
	2026	2025
Stock-based compensation expense	$530	$1,445

As of July 31, 2026, the Company’s unrecognized stock-based compensation expense was $160,000 for unvested stock options, $63,000 for unvested restricted stock and $49,000 for unvested DSUs.

In the fiscal years ended July 31, 2026 and 2025 there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

Stock Options

The Company’s option awards generally have a term of 10 years from grant date, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant and are pursuant to individual written agreements. Grants generally vest over a three-year or four-year period.

In fiscal years 2026 and 2025, the Compensation Committee approved grants of options to purchase 21,750 and 85,100 shares, respectively, of the Company’s Class B common stock to various executives, consultants and employees, vesting mostly over a three-year or four-year period. Unrecognized compensation expense related to these awards granted in fiscal 2026 and 2025 were $51,000 and $163,000 respectively based on the estimated fair value of the options on the grant dates.

In fiscal 2026, the Company received proceeds of $244,912 from the exercise of stock options for which the Company issued 202,329 shares of its Class B common stock. Also in fiscal 2026, our CEO exercised options to purchase 181,616 shares of Class B common stock and elected to net settle the aggregate exercise price. Accordingly, the Company withheld 104,384 shares with a fair value of approximately $315,000 in satisfaction of the exercise price. Additionally, the Company withheld 27,842 shares with a fair value of approximately $84,000 to satisfy tax withholding obligations. The exercise price settled through share withholding represents a non-cash financing activity.

In fiscal 2025, the Company received proceeds of $62,000 from the exercise of stock options for which the Company issued 105,000 shares of its Class B common stock.

The Company cancelled or forfeited options grants of 26,392 shares and 5,000 shares in fiscal 2026 and fiscal 2025 respectively primarily due to employee resignations and option expirations.

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

The Company used the following weighted average assumptions in its BSM pricing model:

Fiscal year ended July 31,	2026	2025
Expected term	6.0 years	6.0 years
Volatility	87.1%	88.1%
Risk free interest rate	3.8%	4.3%
Dividends	2.0%	—

The following represents option activity for the fiscal years ended July 31, 2026 and 2025, including options granted prior to our separation from our former parent in a spin-off on June 1, 2016 and options granted under the 2016 Incentive Plan adopted on June 2, 2016:

	Stock Options		Weighted- Average
	Number of Options (in thousands)	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2024	867	$1.81	4.07	$1,597
Granted	85	2.53
Exercised	(105)	0.59
Cancelled / forfeited	(5)	2.26
Outstanding at July 31, 2025	842	$2.03	3.85	$1,694
Granted	22	3.63
Exercised	(307)	1.83
Cancelled / forfeited	(27)	2.09
Outstanding at July 31, 2026	530	$2.21	4.61	$438
Exercisable at July 31, 2026	424	$2.08	3.68	$398

The following table summarizes the weighted average grant date fair value of options granted, intrinsic value of options exercised and fair value of awards vested in the periods indicated:

July 31,	2026	2025
(In thousands except per share amounts)
Weighted average grant date fair value of options granted	$2.36	$1.92
Intrinsic value of options exercised	$380	$367
Fair value of awards vested	$114	$98

At July 31, 2026, there was approximately $160,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a period of 2.5 years.

At July 31, 2025, there was approximately $219,000 of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock

In April 2022, in connection with the GuruShots acquisition, the Company issued 626,242 shares of the Company’s Class B common stock with a grant date fair value of $4 million to the founders and employees as a retention bonus pool which is managed by a trustee based in Israel. These shares vested, in equal tranches, over three years assuming that the recipients remain employed by the Company or a subsidiary through the vesting dates. In fiscal 2025, the Company amortized the final remaining $0.8 million in stock-based compensation expenses related to these shares.

At July 31, 2026, there were 38,736 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2026, there was $63,000 unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of six months.

At July 31, 2025, there were 77,000 non-vested restricted shares of the Company’s Class B common stock. At July 31, 2025, there was $190,000 of total unrecognized compensation cost related to these non-vested restricted shares, which is expected to be recognized over a weighted-average period of 1.5 years.

In fiscal 2026 and fiscal 2025, 39,000 and 219,000, previously restricted shares vested, respectively. There were no shares repurchased in connection with tax withholdings related to these vesting events.

The following represents restricted shares activity for the fiscal years ended July 31, 2026 and 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock award as of July 31, 2024	296,771	$5.17
Granted	-	-
Vested	(219,299)	6.01
Forfeited	-	-
Non-vested stock award as of July 31, 2025	77,472	$5.17
Granted	-	-
Vested	(38,736)	3.27
Forfeited	-	-
Non-vested stock award as of July 31, 2026	38,736	$3.27

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

In fiscal 2026, the Company purchased 4,312 shares of Class B Common Stock from various employees for $13,000 to satisfy tax withholding obligations in connection with the vesting of DSUs. In fiscal 2025, the Company purchased 6,903 shares of Class B Common Stock from various employees for $22,000 to satisfy tax withholding obligations in connection with the vesting of DSUs.

The DSUs with both service and market conditions granted in September 2021 were valued using a Monte Carlo Simulation valuation model, with a valuation of $7.19 per DSU. Total grant date fair value for these DSUs was approximately $1.5 million. On September 7, 2024, DSUs award with respect to approximately 170,000 shares were canceled without the reversal of compensation expenses of approximately $1.2 million because the market condition was not achieved.

The following represents DSU activity for the fiscal years ended July 31, 2026 and 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested DSU award as of July 31, 2024	202,038	$8.36
Granted	89,683	4.32
Vested	(30,388)	15.03
Forfeited	(170,450)	7.22
Non-vested DSU award as of July 31, 2025	90,883	$4.29
Granted	–	–
Vested	(30,444)	4.28
Forfeited	(7,500)	4.32
Non-vested DSU award as of July 31, 2026	52,939	$4.30

At July 31, 2026, there were 52,939 non-vested DSUs and the unrecognized compensation expense related to unvested DSUs was an aggregate of $49,000 which is expected to be recognized over a weighted-average period of 1.1 years.

At July 31, 2025, there were 90,883 non-vested DSUs and the unrecognized compensation expense related to unvested DSUs was an aggregate of $184,000 which is expected to be recognized over a weighted-average period of 2.1 years.

Note 13—Related Party Transactions

On June 1, 2016, IDT’s interest in the Company was spun-off by IDT to IDT’s stockholders and the Company became an independent publicly-held company. Following the Spin-Off, IDT charges the Company for services it provides, and the Company charges IDT for services it provides, pursuant to Services Agreements.

In fiscal 2026 and 2025, the Company was charged by IDT a total of $131,000 and $126,000, respectively, for legal services. In addition, the Company charged IDT approximately $89,000 and $86,000, respectively, for consulting services provided to IDT by a Zedge employee.  As of July 31, 2026 and 2025, the Company owed IDT $9,000 and $1,000 respectively.

The activities between the Company and IDT were as follows (in thousands):

July 31,	2026	2025
Balance at beginning of year	$1	2
Legal services provided by IDT	131	126
Consulting services provided to IDT	(89)	(86)
Cash payments made to IDT	(34)	(40)
Due to IDT*	$9	1

*	Due to IDT is included in accrued expenses and other current liabilities

On June 19, 2024, the Company signed a revenue sharing agreement with National Retail Services, Inc. (“NRS”), a wholly owned subsidiary of IDT, whereby the Zedge group of companies (Zedge, Emojipedia and GuruShots) will provide a selection of their digital content for display on NRS’s screens and share in the revenue generated from the resulting advertisements.

In fiscal 2026 and 2025 the Company’s revenue generated in accordance to the NRS revenue sharing agreement was $17,000 and $147,000, respectively. As of July 31, 2026 and 2025, the Company was owed $2,000 and $10,000, respectively, from NRS which is included in prepaid expenses and other receivables.

July 31,	2026	2025
Balance at beginning of year	$(10)	(19)
Revenue share from NRS	(17)	(147)
Cash payments received from NRS	24	156
Due from NRS	$(2)	(10)

The Company is party to a consulting agreement with Activist Artist Management, LLC (“Activist”), which assists the company in strategic business development. A member of the Company’s Board of Directors and the Chairman of the Audit Committee owns a significant minority stake in Activist. The Company paid $60,000 to Activist in each of the fiscal years ended July 31, 2026 and 2025.

Note 14—Segment and Geographic Information

Segment Information

The Company determines its operating segments based on how its chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. The Company’s CODM was its Chief Executive Officer as of July 31, 2026.

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

There are two reportable segments, which are the Zedge Marketplace and GuruShots (which includes DataSeeds). The following table provides information about these two reportable segments (in thousands):

	Fiscal Year Ended July 31,
	2026	2025

Zedge Marketplace:
Revenues	$29,665	$27,213
Less:
Personnel related expenses	8,653	8,265
Users acquisition costs	6,769	7,284
Data center and SaaS costs	2,375	1,988
Acquisition and restructuring related charges	3,715	1,235
Other expenses [1]	5,824	6,103
Zedge Marketplace segment income from operations	2,329	2,338
GuruShots:
Revenues	$1,961	$2,185
Less:
Personnel related expenses	2,452	3,117
Users acquisition costs	384	903
Platform fees	279	369
Data center and SaaS costs (including data production costs)	992	943
Acquisition and restructuring related charges	-	1,218
Other expenses [2]	819	1,205
GuruShots segment loss from operations	(2,965)	(5,570)
Total segment loss from operations	$(636)	$(3,232)

1.	Other segment items for the Zedge Marketplace reportable segment include professional services costs, platform fee, depreciation and amortization, facilities costs, public company related expenses and other individually insignificant costs.

2.	Other segment items for the GuruShots reportable segment include professional services costs, depreciation and amortization, facilities costs, and other individually insignificant costs.

The CODM does not evaluate operating segments using asset information and, accordingly, the Company does not report asset information by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Israel and Lithuania, were as follows (in thousands):

	United States	Foreign	Total
Long-lived assets, net:
July 31, 2026	$3,144	$963	$4,107
July 31, 2025	$6,120	$335	$6,455

Total assets:
July 31, 2026	$28,921	$4,998	$33,919
July 31, 2025	$30,504	$5,150	$35,654

Note 15—Revolving Credit Facility

On October 28, 2022, the Company entered into an Amended and Restated Loan and Security Agreement (“Amended Loan Agreement”) with Western Alliance Bank (“WAB”). Pursuant to the Amended Loan Agreement, WAB agreed to provide the Company with a new term loan facility in the maximum principal amount of $7 million for a four-year term and a $4 million revolving credit facility for a two-year term. Amounts outstanding under the term loan and credit facility of the Amended Loan Agreement bear interest at a per annum rate equal to the Prime Rate (as published in The Wall Street Journal) plus 0.5%, with a Prime “floor” rate of 4.00%.

Pursuant to the Amended Loan Agreement, $2 million was advanced in a single-cash advance on October 28, 2022, with the remaining $5 million available for drawdown during twenty-four (24) months after closing. Each drawdown must be in an amount of not less than $1 million. On May 11, 2023, the Company entered into a Modification Agreement pursuant to which the Company agreed to modify the Amended Loan Agreement to reduce the remaining $5 million availability to $0. On November 15, 2023, the Company elected to prepay the entire principal amount of $2 million which cannot be reborrowed.

On October 28, 2024, the Company entered into an Amended and Restated Loan and Security Agreement Modification Agreement with WAB. Pursuant to the modification agreement, WAB agreed to renew the $4 million revolving credit facility for another four-year term through October 28, 2028, and remove certain provisions, including financial covenants, in respect of the $2 million term loan which has been repaid and cannot be reborrowed.

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

As of November 16, 2016, the Company entered into a Foreign Exchange Agreement with WAB to allow the Company to enter into foreign exchange contracts not to exceed $5.0 million in the aggregate at any point in time under its revolving credit facility. This limit was raised to approximately $7.5 million pursuant to the Loan and Security Modification Agreement dated May 30, 2018. The available borrowing under the revolving credit facility is reduced by an applicable foreign exchange reserve percentage as determined by WAB, in its reasonable discretion from time to time, which was set at 10% of the nominal amount of the foreign exchange contracts in effect at the relevant time. At July 31, 2026, there were $3.6 million of outstanding foreign exchange contracts, which reduced the available borrowing under the revolving credit facility by approximately $363,000.

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

The Company’s cost for matching contributions to the 401(k) Plan were $53,000 and $52,000 for the fiscal years ended July 31, 2026 and 2025, respectively. In lieu of making cash contributions, the Company opted to contribute 14,268 shares and 20,225 shares of the Company’s Class B common stock to the 401(k) Plan for fiscal 2026 and fiscal 2025, respectively.

Note 17—Restructuring, Impairments, and Related Charges

In January 2025, the Company implemented a corporate restructuring aimed to reduce headcount at GuruShots and other operating expenses, and ultimately resulting in the closure of our Norway operations. This restructuring allows us to consolidate our workforce in Lithuania and Israel, streamlining operations, driving efficiency and reducing expenses beyond compensation, and is designed to position the Company for sustainable growth and support its strategic objectives.

In connection with this initiative, the Company instituted moves expected to result in the reduction of its total global headcount by approximately 22% and recognized a restructuring charge of $1.6 million primarily consisting of employee termination benefit which is recorded in the Company’s consolidated statements of operations and comprehensive income (loss) for the fiscal year ended July 31, 2025.

The Company capitalizes certain costs related to software to be sold, leased, or marketed in accordance with ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed related to GuruShots. The Company evaluates these long-lived assets for impairment whenever circumstances arise that indicate the carrying amount of an asset may not be recoverable. The Company’s strategic reassessment of GuruShots’ operations in connection with the restructuring initiative resulted in a $0.8 million impairment of capitalized software and technology development costs which is recorded in the Company’s consolidated statements of operations and comprehensive income (loss) for the fiscal year ended July 31, 2025.

The following table provides information about restructuring, impairments, and related charges for the Company’s two reportable segments (in thousands):

	Restructuring, Impairment, and Related Charges
	Termination Benefits(1)	Facility Related Costs(2)	Impairments and Assets Disposal(3)	Total
Zedge Marketplace	$1,074	$140	$21	$1,235
GuruShots	391	-	827	1,218
Fiscal Year Ended July 31, 2025	$1,465	$140	$848	$2,453

1)	Primarily relates to the global restructuring initiated in January 2025 and consists of termination benefits related to workforce reduction actions across all reporting segments.

2)	Primarily represents impairment of ROU asset related to the closing of our Norway operations.

3)	Primarily represents impairment of capitalized software and technology development costs resulting from the strategy assessment related to the restructuring initiative implemented in GuruShots and the loss on disposal of property and equipment related to the closing of our Norway operations.

The following table shows a roll forward of restructuring reserves, primarily consists of employee termination benefits, that will result in cash spending. These amounts exclude asset impairment charges and other asset disposal activities (in thousands):

Restructuring and Related Charges by Segment	Balance at 7/31/24	Change in reserves(1)	Cash payments	Other(2)	Balance at 7/31/25(3)
Zedge Marketplace	$-	$1,074	$(1,108)	$34	$-
GuruShots	-	391	(385)	-	6
Total	$-	$1,465	$(1,493)	$34	$6

1)	Primarily consists of severance and employee termination costs. The impairment charges and other asset disposals associated with the restructuring implemented in January 2025 that have impacted our property, plant and equipment, intangible balances or other asset balances are not included in this table.

2)	Primarily comprised of foreign currency translation and other non-cash adjustments.

3)	Included in “Accrued expenses and other current liabilities” on the consolidated balance sheets.

As of July 31, 2025, the restructuring initiated in January 2025 has been substantially completed.

Note 18—Dividends and Distributions

Cash Distributions

During the fiscal year ended July 31, 2026, the Company declared and paid four quarterly cash distributions to its stockholders totaling approximately $940,000. The distributions were as follows (in thousands):

Record Date	Payment Date	Per Share Amount	Total Amount
24-Oct-25	7-Nov-25	$0.016	$208
30-Jan-26	10-Feb-26	$0.016	$209
6-Apr-26	15-Apr-26	$0.020	$261
22-Jun-26	30-Jun-26	$0.020	$262
Total			$940

Tax Status of Distributions

For U.S. federal income tax purposes, the tax treatment of distributions to stockholders is determined based on the Company’s current and accumulated earnings and profits (“E&P”), which may differ from income determined in accordance with U.S. GAAP due to differences in the tax and financial reporting treatment of certain items. Based on the Company’s analysis of its current and accumulated E&P, the distributions made during the fiscal year ended July 31, 2026 were determined to constitute taxable dividends for U.S. federal income tax purposes.

Financial Reporting Treatment

For financial reporting purposes, because the Company had an accumulated deficit at the time each distribution was declared, the distributions were recorded as reductions to additional paid-in capital. Accordingly, the distributions had no impact on the Company’s results of operations for the fiscal year ended July 31, 2026.

Note 19—Subsequent Events

Operating Lease

On August 6, 2026, the Company renewed its lease for the office space in Tel Aviv for a one-year term through October 2027.

Future minimum lease payments related to this lease renewal are as follows (in thousands):

Years ending July 31,	Operating Leases
2027	$73
2028	12
Total future minimum lease payments	85
Less imputed interest	4
Total	$81

DataSeeds expansion supported by a $7.7 Million Direct Investment and the Appointment of a New CEO

On August 31, 2026, the Company announced a significant expansion of its DataSeeds.AI (“DataSeeds”) strategy, supported by an approximately $7.5 million direct investment led by Vice Chairman Howard Jonas. Additionally, Morris Berger has been appointed as Chief Executive Officer, effective October 1, 2026. Jonathan Reich will continue serving as Zedge’s CEO through September 30, 2026, and will transition to President and Chief Operating Officer upon Mr. Berger’s appointment.

On September 25, 2026, the Company completed the private placement contemplated by the direct investment mentioned above. At the closings thereunder, the Company issued an aggregate of 2,616,447 shares (or $2.93 average price per share) of Class B Common Stock and warrants to purchase an aggregate of 2,354,803 shares of Class B Common Stock (the “Warrants”) for aggregate gross proceeds of $7.68 million.

The warrants have an average exercise price of $3.22 and become exercisable only on the later of: (i) the date of receipt of the requisite stockholder approval under NYSE American rules; and (ii) the applicable six-month period following issuance.

Plan Amendment

On September 8, 2026, the Company’s Board of Directors amended, subject to approval of the amendment by the Company’s stockholders, the Company’s 2026 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 1,100,000 shares to an aggregate of 1,538,695 shares.

DSU Vesting

On September 7, 2026, 26,142 DSUs granted under the incentive program discussed in Note 12 above vested (the second tranche of the 89,683 DSUs granted in November 2024). In connection with the vesting of the DSUs, the Company issued 26,142 shares of Class B common stock (based on a 100% conversion ratio determined due to the market price of $2.98 per share relative to the grant price approved by the Compensation Committee of the Company’s Board of Directors of $2.76 per share).